Form 10-Q
period 1995-09-30
SHEFFIELD EXPLORATION CO INC
filed 1995-11-13
CIK 755199

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C. 20549

                               FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934




September 30, 1995                      Commission File Number 0-13201




                  SHEFFIELD EXPLORATION COMPANY, INC.
                       1801 Broadway, Suite 600
                        Denver, Colorado 80202







Incorporated in Delaware                            IRS ID #06-1052062

                       Telephone: (303) 296-1908







Sheffield Exploration Company, Inc. ("the Company") (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           3,391,261 shares of common stock, $.01 par value, outstanding at November 9, 1995

                                 INDEX
                                 -----

                                                                  Page
                                                                  ----


Part One - Financial Information

          Consolidated Balance Sheets - September 30, 1995
               and June 30, 1995                                     1

          Consolidated Statements of Operations -
               Three months ended September 30, 1995 and 1994        3

          Consolidated Statements of Cash Flows -
               Three months ended September 30, 1995 and 1994        4

          Notes to Financial Statements                              5

          Management's Discussion and Analysis of
               Financial Condition and Results of Operations         6


Part Two - Other Information

          Exhibits and Reports on Form 8-K                           9

          Signatures                                                 9

PART ONE - FINANCIAL INFORMATION

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS



                                               September 30,      June 30,
                                                   1995             1995
                                               -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                    $    318,042     $     43,594
  Receivables, net                                  967,169        1,156,837
  Gas in storage                                         --          237,810
  Assets held for sale                            4,143,407        4,144,040
  Deferred income taxes, net                        636,000          670,000
  Other                                              98,135           78,809
                                               -------------    -------------
                                                  6,162,753        6,331,090

PROPERTY AND EQUIPMENT
(Using the successful efforts method)
  Unproved oil and gas properties                   636,888          624,980
  Proved properties                               4,299,947        4,258,381
  Gas plant and related equipment                 2,120,168        2,071,328
  Other property and equipment                      134,981          123,402
                                               -------------    -------------
                                                  7,191,984        7,078,091
  Accumulated depreciation, depletion and
    amortization and impairment                  (3,943,516)      (3,800,247)
                                               -------------    -------------
                                                  3,248,468        3,277,844

  Deferred income taxes, net                        321,000          321,000
  Other assets                                       40,572          105,832
                                               -------------    -------------
                                               $  9,772,793     $ 10,035,766
                                               =============    =============




         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    September 30,      June 30,
                                                        1995             1995
                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                  $    572,642     $    849,349
  Deposits                                                    --           12,783
  Current portion of long-term debt                    1,097,412        1,175,250
  Production and ad valorem taxes payable                192,164          147,781
                                                    -------------    -------------
                                                       1,862,218        2,185,163

LONG-TERM DEBT, net of current portion                 1,374,050        1,374,050

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 2,000,000 shares
    authorized; none issued                                   --               --
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 3,391,261 and 3,389,261 shares
    issued and outstanding at September 30, 1995
    and June 30, 1995, respectively                       33,913           33,893
  Additional paid-in capital                           6,808,530        6,805,550
  (Accumulated deficit)                                 (305,918)        (362,890)
                                                    -------------    -------------
                                                       6,536,525        6,476,553
                                                    -------------    -------------
                                                    $  9,772,793     $ 10,035,766
                                                    =============    =============





         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                         Three Months Ended
                                                            September 30,
                                                    ------------------------------
                                                        1995             1994
                                                    -------------    -------------
Revenues
  Gas processing, gathering and storage             $  2,144,621     $  1,996,743
  Oil and gas sales                                      241,680          308,779
                                                    -------------    -------------
    Total revenues                                     2,386,301        2,305,522
                                                    -------------    -------------

Expenses
  Gas processing, gathering and storage                1,631,062        1,718,635
  Operation of producing properties                       97,553           94,114
  Production taxes                                        27,008           28,102
  Exploration                                             30,264           14,188
  Depreciation, depletion and amortization:
    Gas processing, gathering and storage assets         121,832          113,134
    Oil and gas properties                                93,598           88,558
    Other                                                 13,537            9,560
  General and administrative, net                        235,977          127,103
                                                    -------------    -------------
    Total expenses                                     2,250,831        2,193,394
                                                    -------------    -------------

Operating income                                         135,470          112,128

Other expense (income)
  Interest income and other                               (5,941)          (1,800)
  Gain on sale of fixed assets                           (13,437)          (7,141)
  Interest expense, net of capitalized interest           63,876           45,053
                                                    -------------    -------------
                                                          44,498           36,112
                                                    -------------    -------------
Income before income taxes                                90,972           76,016
                                                    -------------    -------------

Provision for income taxes                                34,000           28,000
                                                    -------------    -------------

Net income                                          $     56,972     $     48,016
                                                    =============    =============

Net income per share                                $       0.02     $       0.01
                                                    =============    =============

Weighted average common shares outstanding             3,389,913        3,266,565
                                                    =============    =============





         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited)



                                                         Three Months Ended
                                                            September 30,
                                                    ------------------------------
                                                        1995             1995
                                                    -------------    -------------
Cash flows from operating activities:
Net income                                          $     56,972     $     48,016
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion, depreciation and amortization             228,967          211,252
    Deferred income taxes                                 34,000           28,000
    (Gain) on asset sales                                (13,437)          (7,141)
    Cost of storage gas sales                            238,624               --
    Other                                                  6,165            4,316
    Changes in current assets and liabilities:
        Receivables                                      176,960          283,540
        Payables                                        (276,707)         (62,627)
        Taxes payable                                     44,383               --
        Other current assets                             (19,326)        (264,280)
        Other assets                                        (330)         (57,338)
                                                    -------------    -------------
Net cash provided by operating activities                476,271          183,738

Cash flows from investing activities:
    Proceeds from asset sales                             13,437            8,500
    Additions to properties:
        Producing properties                             (41,566)         (19,639)
        Gas plant, gathering and storage systems         (60,121)         (96,374)
        Unproved properties                              (14,373)        (160,837)
        Other                                            (11,579)         (89,316)
      Deposits                                           (12,783)              --
                                                    -------------    -------------
Net cash (used in) investing activities                 (126,985)        (357,666)

Cash flows from financing activities:
    Loan proceeds                                             --          149,550
    Payment of loan principal                            (77,838)              --
    Proceeds from stock issuance                           3,000               --
                                                    -------------    -------------
Net cash (used in) provided by financing activities      (74,838)         149,550
                                                    -------------    -------------

Net increase (decrease) in cash and equivalents          274,448          (24,378)
Cash and equivalents at beginning of period               43,594          360,124
                                                    -------------    -------------

Cash and equivalents at end of period               $    318,042     $    335,746
                                                    =============    =============




         The accompanying notes are an integral part of these consolidated financial statements

            SHEFFIELD EXPLORATION COMPANY AND SUBSIDIARIES
                    ("Sheffield" or "the Company")

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

      Periods Ended September 30, 1995 and 1994 and June 30, 1995
      -----------------------------------------------------------

(1)  FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTE DISCLOSURES
     --------------------------------------------------------

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 1995 Form 10-K.

Certain reclassifications have been made to the September 30, 1994 Statements of Operations and Cash Flow so that they conform to 1995's presentation.

(2)  INCOME TAXES
     ------------

As a result of the Company's January 1, 1991 quasi-reorganization, income tax benefits resulting from utilization in subsequent years of net operating loss carryforwards existing at January 1, 1991 are excluded from results of operations and, since the Company's adoption of Statement of Financial Accounting Standard No. 109 in fiscal 1992, credited to the deferred tax asset. From the date of quasi-reorganization through June 30, 1992, benefits were credited to additional paid-in capital.

(3)  NET INCOME PER SHARE
     --------------------

Warrants and options have been excluded from the income per share calculation as they are immaterial or antidilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.   On September 25, 1995, the Company signed an agreement
("the Purchase and Sale Agreement") providing for the sale of all of its gas gathering and processing assets in Kansas and Oklahoma for a pre-adjustment price of $5.5 million (the "Asset Sale"). The Purchase and Sale Agreement provided for an effective date of July 1, 1995. However, the Purchase and Sale Agreement specified that Sheffield was entitled to all proceeds from the sale of natural gas from storage inventory providing that at closing (October 2, 1995) there be a minimum of 150,000 mmbtu in inventory. The Company anticipates recording a gain of approximately $1.1 million during the quarter ending December 31, 1995 as a result of the Asset Sale. A portion of the proceeds have been used to substantially reduce bank debt, leaving the Company with an October 2, 1995 cash balance in excess of $3 million. This cash balance is significantly greater than that needed for the capital projects Sheffield currently plans to undertake in fiscal 1996 (see below), leaving the Company with cash for projects yet to be identified.

Sheffield participates in a joint venture with a subsidiary of Intermountain Industries, Inc. ("Intermountain"). The Company is committed to identifying investment opportunities for the joint venture and will pay 25 percent of the cost of such investments. The Company anticipates concentrating much of its efforts throughout fiscal 1996 on identifying potential producing property acquisitions in which the joint venture can invest. Assuming success, it is anticipated that proceeds from the Asset Sale will be used for capital contributions by Sheffield to the joint venture.

OPERATIONS. During the quarter ending September 30, 1995, Sheffield sold significant volumes of gas from its Konold gas storage facility in Kansas, realizing margins of approximately 50 percent on the gas sold. Additionally, the cost of storage field sales was a noncash expense, so total storage field revenue of $470,000 contributed to the cash from operations figure for the quarter ended September 30, 1995. This was the single most significant item accounting for the increase in cash flows from 1994 to 1995. Other changes in the components of net income are discussed in RESULTS OF OPERATIONS, below.

INVESTING. Sheffield participated in the drilling of a single, relatively low cost, well and incurred relatively minor miscellaneous other capital expenditures during the quarter ended September 30, 1995. During the comparable quarter in 1994, the Company incurred significant cost associated with its south Texas drilling activity. The Company's other capital expenditures were also higher than they were in 1995.

During fiscal 1996, Sheffield plans to exploit its past success in the South Laredo Field, Texas by drilling up to four gas wells and recompleting another. One of these wells was drilled during the quarter ended September 30, 1995 and subsequently abandoned.

Sheffield is in the final stages of negotiating an agreement with a Canadian gas producer which, assuming successful completion of the contract negotiations, will result in the extension of the Company's Lignite, North Dakota gathering system into Saskatchewan. Due to recent successful Canadian drilling, the gas processing facility serving the area north of Lignite is approaching its processing capacity. As a prerequisite to finalizing the agreement, the Company intends to obtain a commitment from a purchaser for gas volumes sufficient to achieve an adequate return on the capital expended for the extension.

FINANCING. Financing transactions were relatively minor during both the quarters ended September 30, 1995 and 1994. However, on October 2, 1995, the Company paid down substantially all of its bank debt. After reducing the borrowing base to reflect the Asset Sale, the Company has approximately $1.4 million of unused bank borrowing capacity. That capacity, combined with the Company's cash balance and its joint venture agreement with Intermountain, will allow the Company to bid on property packages having a value of up to $35 million.

RESULTS OF OPERATIONS

GAS GATHERING, PROCESSING AND STORAGE. The change in components of gas processing and gathering revenue from the quarter ending
September 30, 1994 to that ending September 30, 1995 is comprised of the following:

                                    PRICE      QUANTITY     REVENUE
                                   CHANGE       CHANGE      CHANGE
                                   ------      --------     -------

     Residue gas sales              (19)%        (1)%        (20)%

     Natural gas liquid sales         7%         (5)%          4%

Not reflected in the above table is the effect of storage field sales during the quarter ending September 30, 1995 (storage field sales were insignificant during the like quarter in 1994). As a result of these sales, net from gathering, processing and storage jumped 85 percent from 1994 to 1995, to a 1995 figure of $514,000. Lower 1995 costs also contributed to this increase, though the cost effects were minor.

As a result of the Asset Sale, the Company will no longer have an interest in its Kansas and Oklahoma assets. Accordingly, the quarter ended September 30, 1995 is not representative of expected future performance of the gathering, processing and storage sector. However, the anticipated extension of the Lignite system into Canada should provide a positive effect which may offset, to some extent, the Kansas/Oklahoma sale.

OIL AND GAS EXPLORATION AND PRODUCTION.   The change in components of
oil and gas revenue from the quarter ending September 30, 1994 to that ending September 30, 1995 is comprised of the following:

                                    PRICE      QUANTITY     REVENUE
                                   CHANGE       CHANGE      CHANGE
                                   ------      --------     -------

     Oil                            (6)%         -nil-        (5)%

     Gas                           (37)%         (25)%       (53)%

The decrease in gas volume results from the decline in production from the Company's interest in its south Texas field. However, as mentioned in the LIQUIDITY AND CAPITAL RESOURCES SECTION, Sheffield plans to participate in additional south Texas drilling during the current fiscal year with the aim of arresting the declining production. Also, two of the three Sheffield wells in the Pinedale (Wyoming) Field were shut-in due to gas price considerations during the quarter ended September 30, 1995; they have been put back on production during the current quarter (ending December 31, 1995). Effective October 1, 1995, the Company began selling gas from the Pinedale Field pursuant to a ten-year contract at a price of $1.85 per mmbtu (or $1.67 per mcf at the wellhead). The contract contains an annual escalation factor of 4 percent.

INTEREST/GENERAL AND ADMINISTRATIVE EXPENSE. Higher interest rates combined with a greater average outstanding loan balance caused interest expense to increase from 1994 to 1995.

In December 1994, Trinity Petroleum Management, Inc. ("Trinity") became a wholly-owned subsidiary of Sheffield. Trinity previously provided management and administrative services to Sheffield and another company; now the former Trinity employees provide these services exclusively to Sheffield. Accordingly, certain personnel and overhead costs formerly shared by Sheffield and a third party company are now borne entirely by Sheffield. Virtually the entire increase in general and administrative expense from 1994 to 1995 is attributable to the foregoing. However, Sheffield currently has an infrastructure adequate to manage and administer a considerably larger asset base than it presently owns. As such, potential future Company growth should be achieved with only marginal increases in general and administrative expense.

                               PART TWO

                           OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits required by Item 601 of S-K -- none.

          b. On October 11, 1995, the Company filed a Form 8-K describing the October 2, 1995 sale of its Oklahoma and Kansas gas gathering, processing and storage assets to NGC Energy Resources, Limited Partnership, a Delaware limited partnership, for a pre-adjustment price of $5.5 million. Included in the Form 8-K were pro forma financial statements showing the theoretical effect on the Company's statement of operations and balance sheet had the sale occurred at the beginning of the Company's fiscal year ended June 30, 1995.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SHEFFIELD EXPLORATION COMPANY, INC.



Date:  November 10, 1995      By: David L. Milanesi
                                 ------------------------------------
                              David L. Milanesi
                              On behalf of registrant as Treasurer;
                              Principal Financial Officer

                             EXHIBIT INDEX

Exhibit                                                 Sequential
  No.      Description                                    Page No.
----------------------------------------------------------------------

  27       Financial Data Schedule                           11