Form 10-K/A
period 1995-06-30
SHEFFIELD EXPLORATION CO INC
filed 1995-12-11
CIK 755199

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                             ____________

                             FORM 10-K/A-1

                 ANNUAL REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995               File No. 0-13201

                  SHEFFIELD EXPLORATION COMPANY, INC.
                       1801 Broadway, Suite 600
                        Denver, Colorado  80202


Incorporated in Delaware                            IRS ID #06-1052062

                       Telephone (303) 296-1908


No securities are registered pursuant to Section 12(b) of the Act. Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK; $.01 PAR VALUE

The Company (1) has filed all reports required to be filed by
Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.

The Company had no delinquent filers pursuant to Item 405 of Regulation S-K.

As of September 18, 1995, the aggregate market value of the shares of Common Stock held by nonaffiliates of the Company was $4,393,000, based upon the closing sale price of the Common Stock on the American Stock Exchange on September 18, 1995 of $1.63 per share.

Shares of Common Stock outstanding on September 18, 1995:  3,391,261
                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the members of the Board of Directors and the executive officers of
Sheffield:

Name                Age  Position
----                ---  --------
Edwin H. Morgens     54  Chairman of the Board
J. Samuel Butler     50  President, Chief Executive Officer And Director
Randall E. King      41  Director
David A. Melman      52  Director
McLain J. Forman     66  Director
David L. Milanesi    48  Vice President, Secretary and Treasurer
Jerry D. Smothermon  58  Vice President

EDWIN H. MORGENS has been a director since 1981 and served as President of the Company from 1986 to September 1990. He has been Chairman of Morgens, Waterfall, Vintiadis & Co., Inc., a financial services firm, since 1970. Mr. Morgens is also a general partner of three New York investment limited partnerships and chairman of the corporate general partner of a Delaware investment partnership.

J. SAMUEL BUTLER has been a Director, President and Chief Executive Officer of the Company since September 1990. He served as the Chief Executive Officer of Trinity Petroleum Management, Inc. ("Trinity") and Sterling Energy Corporation ("Sterling") from 1989 until December 1994, and was also a principal in the investment banking firm of Petrie Parkman & Co. from 1989 until December 1994. From 1985 until his affiliation with Trinity and Sterling, he was President and Chief Operating Officer of Columbus Energy Corporation (Denver, Colorado). He is presently a director of Columbus Energy Corporation. Mr. Butler joined the predecessor of Columbus Energy Corporation in 1974.

RANDALL E. KING has been a principal with the investment banking firm of Petrie Parkman & Co. since April 1989. Mr. King served as Vice President of the Company from September 1990 until December 1994. Also, from 1989 until November 1994, he served as Executive Vice President of Sterling Energy Corporation. Mr. King served as a Vice President of Netherland, Sewell & Associates, a petroleum engineering consulting concern, from 1981 through 1989.

DAVID A. MELMAN has been a Director of the Company since 1982. He has been Executive Vice President since March 1989 and Vice President - General Counsel for The Exploration Company of Louisiana since January 1984. He has been a director of such company since September 1987.

MCLAIN J. FORMAN has been a director of the Company since May 1988. Mr. Forman has been President of Forman Petroleum Corporation, a private company engaged in petroleum exploration and production, since 1982.

DAVID L. MILANESI has been Treasurer of the Company or its predecessor, Knight Royalty Corporation, since December 1981. He was elected Vice President in September 1990. He served as Controller from December 1981 until September 1988 and as Secretary from January 1983 to September 1988 and from March 1991 to the present.
Mr. Milanesi is a Certified Public Accountant and has a Masters Degree in Business Administration from Northwestern University.

JERRY D. SMOTHERMON has been Vice President - Operations of the Company since December 1994. From January 1991 until December 1994 he served in the same capacity with Trinity. Prior thereto, from July 1989, he served as a consultant to Trinity. Mr. Smothermon received a degree in Petroleum Engineering from the University of Wyoming and is a registered Professional Engineer.


The Bylaws of the Company provide that the number of directors shall be fixed by the Board of Directors. The number of directors is presently fixed at five and there are no vacancies.

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                                  Page

(a)  Financial Statements and Financial Statement Schedules:

     Report of Independent Accountants. . . . . . . . . . . . . . . 18

     Consolidated Balance Sheets as of June 30, 1995 and 1994 . . . 19

     Consolidated Statements of Operations for the years
          ended June 30, 1995, 1994 and 1993. . . . . . . . . . . . 20

     Consolidated Statements of Changes in Stockholders' Equity
          for the years ended June 30, 1995, 1994 and 1993. . . . . 21

     Consolidated Statements of Cash Flows for the years
          ended June 30, 1995, 1994 and 1993. . . . . . . . . . . . 22

     Notes to Consolidated Financial Statements . . . . . . . . . . 23

     Report of Independent Accountants on Financial Statement
          Schedules . . . . . . . . . . . . . . . . . . . . . . . . 36

     Financial Statements Schedules:

          Schedule II:  Valuation and Qualifying Accounts . . . . . 39

(b)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

     A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits, and is incorporated herein by reference.

     REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended
     June 30, 1995.

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Balance,                                                Balance,
                                              Beginning                                                 End of
                                              of Period          Additions         Deductions           Period
                                             -----------        -----------       ------------        ----------
Year ended June 30, 1993

  Deferred tax asset valuation allowance      $      ---         $1,426,000        $      ---          $1,426,000

  Trade receivable allowance                  $    6,900         $      ---        $      ---          $    6,900

Year ended June 30, 1994

  Deferred tax asset valuation allowance      $1,426,000         $  293,000        $      ---          $1,719,000

  Trade receivable allowance                  $    6,900         $      ---        $   (6,089)         $      811

Year ended June 30, 1995

  Deferred tax asset valuation allowance      $1,719,000         $  472,000        $ (288,000)         $1,903,000

  Trade receivable allowance                  $      811         $      ---        $     (373)         $      438

                            SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHEFFIELD EXPLORATION COMPANY, INC.



December 11, 1995             /s/ David L. Milanesi
                              ----------------------------------------
                              David L. Milanesi, Treasurer
                              (Chief Financial Officer)

                             INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------

  3.1          Restated Certificate of Incorporation

  3.2          By-Laws (a)

 10.1 1987 Employee Stock Option Plan. Incorporated by reference to Sheffield Exploration Company, Inc. (reg No. 33-16265) Form S-1 Registration Statement dated October 9, 1987.

 10.2 Limited Partnership Agreement dated July 19, 1988 between the Company as general partner and TFP, Inc. as limited partner. Incorporated by reference to Sheffield Exploration Company, Inc. (S.E.C. File No. 0-13201) Form 8-K dated July 15, 1988.

 10.3 Stock Purchase Agreement dated August 31, 1990 between Sterling Energy Corporation and the Company. (b)

 10.4 Joint Acquisition Agreement dated August 31, 1990 between Sterling Energy Corporation and the Company.
               (b)

 10.5          Management Agreement dated August 31, 1990 between
               Trinity Petroleum Management, Inc. and the Company. (b)

 10.6 Purchase Agreement dated December 27, 1990 between the Company and Sterling Energy Corporation. (a)

 10.7 Merger Agreement dated November 30, 1990 between the Company and New Sheffield Exploration Company, Inc. (a)

 10.8          The Company's 1990 Stock Option Plan. (a)

 10.9          The Company's Amended and Restated 1990 Stock Option
               Plan. (d)

 10.10         March 19, 1991 warrant issued to Petrie Parkman & Co.
               for the purchase of 81,450 shares of Company common stock for $2.00 per share. Incorporated by reference to Sheffield Exploration Company, Inc. (S.E.C. File No. 0-13201) Form 10-K dated September 19, 1991.

 10.11 Partnership agreement between the Company's wholly-owned subsidiary, Sheffield Gas Processors, Inc., and Interenergy. Incorporated by reference to Sheffield Exploration Company, Inc. (S.E.C. File No. 0-13201) Form 8-K dated September 26, 1991.

 10.12 Purchase and Sale Agreement between the Company's wholly-owned subsidiary, Sheffield Gas Processors, Inc., and a subsidiary of Sunrise Energy Services, Inc. for Republic Natural Gas Company. Incorporated by reference to Sheffield Exploration Company, Inc. (S.E.C. File No. 0-13201) Form 8-K dated June 7, 1993.

 10.13 Joint Venture Agreement between the Company and III Exploration, Inc., a wholly-owned subsidiary of Intermountain Industries, Inc. Incorporated by reference to Sheffield Exploration Company, Inc.
               (S.E.C. File No. 0-13201) Form 8-K dated September 14,
               1993.

Exhibit No.    Description
-----------    -----------

 10.14 Credit Agreement between the Company and Norwest Bank Denver, National Association dated April 9, 1993 (c).

 10.15         Amended Credit Agreement between the Company and
               Norwest Bank Denver, National Association dated
               September 16, 1993 (c).

 10.16 Prairie Gas Transportation Company and Republic Natural Gas Company Agreement and Plan of Merger dated December 1, 1993. (d)

 10.17 Merger Agreement dated December 31, 1994 between the Company, Trinity Petroleum Management, Inc. and
               SheffSub, Inc.*

 10.18         Amended Credit Agreement between the Company and
               Norwest Bank Denver, National Association dated May 10,
               1995.*

 10.19 Purchase and Sale Agreement dated September 25, 1995 between The Company, Sheffield Gas Processors, Inc., Republic Natural Gas Company and NGC Energy Resources, Limited Partnership.*

 22            Subsidiaries:
                    Sheffield Operating Company, Inc.
                    Knight Royalty Corporation, Inc.
                    Sheffield Gas Processors, Inc.
                    Republic Natural Gas Company
                    Trinity Petroleum Management, Inc.

 (a)           Incorporated by reference to Sheffield Exploration
               Company, Inc. (S.E.C. File No. 0-13201) Form S-4 dated January 22, 1991.

 (b)           Incorporated by reference to Sheffield Exploration
               Company, Inc. (S.E.C. File No. 0-13201) Form 10-K dated September 19, 1990

 (c)           Incorporated by reference to Sheffield Exploration
               Company, Inc. (S.E.C. File No. 0-13201) Form 10-K dated September 20, 1993.

 (d)           Incorporated by reference to Sheffield Exploration
               Company, Inc. (S.E.C. File No. 0-13201) Form 10-K dated September 27, 1994.

  * Agreement filed only with manually executed copies of Form 10-K.