Form 10-Q
period 1995-12-31
SHEFFIELD EXPLORATION CO INC
filed 1996-02-14
CIK 755199

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C. 20549

                               FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934




December 31, 1995                       Commission File Number 0-13201




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

           3,447,979 shares of common stock, $.01 par value, outstanding at February 7, 1996

                                 INDEX
                                 -----

                                                                  Page
                                                                  ----


Part One - Financial Information

          Consolidated Balance Sheets - December 31, 1995
               and June 30, 1995                                     1

          Consolidated Statements of Operations - Six months
               and three months ended December 31, 1995 and 1994     3

          Consolidated Statements of Cash Flows - Six months
               ended December 31, 1995 and 1994                      4

          Notes to Consolidated Financial Statements                 5

          Management's Discussion and Analysis of
               Financial Condition and Results of Operations         7


Part Two - Other Information

          Submission of Matters to a Vote of Security Holders       10

          Exhibits and Reports on Form 8-K                          11

          Signatures                                                11

          Exhibit Index                                             12

PART ONE - FINANCIAL INFORMATION

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS



                                               December 31,       June 30,
                                                   1995             1995
                                               -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                    $  2,885,261     $     43,594
  Receivables, net                                1,116,607        1,156,837
  Gas in storage                                         --          237,810
  Assets held for sale                               87,450        4,144,040
  Deferred income taxes, net                             --          670,000
  Other                                              70,531           78,809
                                               -------------    -------------
                                                  4,159,849        6,331,090

PROPERTY AND EQUIPMENT
(Using the successful efforts method)
  Unproved oil and gas properties                   668,218          624,980
  Proved properties                               4,381,685        4,258,381
  Gas plant and related equipment                 2,201,782        2,071,328
  Other property and equipment                      149,312          123,402
                                               -------------    -------------
                                                  7,400,997        7,078,091
  Accumulated depreciation, depletion and
    amortization and impairment                  (4,101,723)      (3,800,247)
                                               -------------    -------------
                                                  3,299,274        3,277,844

  Deferred income taxes, net                        321,000          321,000
  Other assets                                       38,743          105,832
                                               -------------    -------------
                                               $  7,818,866     $ 10,035,766
                                               =============    =============




         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    December 31,       June 30,
                                                        1995             1995
                                                    -------------    -------------
CURRENT LIABILITIES
  Accounts payable                                  $    836,103     $    849,349
  Deposits                                                    --           12,783
  Current portion of long-term debt                           --        1,175,250
  Production and ad valorem taxes payable                113,153          147,781
                                                    -------------    -------------
                                                         949,256        2,185,163

LONG-TERM DEBT, net of current portion                   100,050        1,374,050

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 2,000,000 shares
    authorized; none issued                                   --               --
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 3,423,598 and 3,389,261 shares
    issued and outstanding at December 31, 1995
    and June 30, 1995, respectively                       34,236           33,893
  Additional paid-in capital                           6,856,217        6,805,550
  Accumulated deficit                                   (120,893)        (362,890)
                                                    -------------    -------------
                                                       6,769,560        6,476,553
                                                    -------------    -------------
                                                    $  7,818,866     $ 10,035,766
                                                    =============    =============





         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                         Three Months Ended                Six Months Ended
                                                             December 31,                    December 31,
                                                    -----------------------------   -----------------------------
                                                        1995            1994            1995             1994
                                                    -------------   -------------   -------------   -------------
Revenues
  Gas processing, gathering and storage             $    445,702    $  1,588,169    $  2,590,323    $  3,584,912
  Oil and gas sales                                      264,736         309,154         506,416         617,933
                                                    -------------   -------------   -------------   -------------
    Total revenues                                       710,438       1,897,323       3,096,739       4,202,845

Expenses
  Gas processing, gathering and storage                  298,195       1,368,581       1,929,257       3,087,216
  Operation of producing properties                      117,181          95,172         214,734         189,286
  Production taxes                                        28,465          30,346          55,473          58,448
  Exploration                                             13,413           6,919          43,677          21,107
  Depreciation, depletion and amortization:
    Gas processing, gathering and storage assets          49,671          98,499         171,503         211,633
    Oil and gas properties                               108,536         110,965         202,134         199,523
    Other                                                  2,811          12,635          16,348          22,195
  Impairments:
    Unproved properties                                       --         100,951              --         100,951
    Proved properties                                         --         511,347              --         511,347
  General and administrative, net                        345,759         111,151         581,736         238,254
                                                    -------------   -------------   -------------   -------------
    Total expenses                                       964,031       2,446,566       3,214,862       4,639,960
                                                    -------------   -------------   -------------   -------------

Operating loss                                          (253,593)       (549,243)       (118,123)       (437,115)

Other income (expense)
  Interest income and other                               43,551          11,289          49,492          13,089
  Gain on sale of fixed assets                         1,037,517          10,411       1,050,954          17,552
  Interest expense, net of capitalized interest           (6,450)        (42,651)        (70,326)        (87,704)
                                                    -------------   -------------   -------------   -------------
                                                       1,074,618         (20,951)      1,030,120         (57,063)
                                                    -------------   -------------   -------------   -------------
Income (loss) before income taxes                        821,025        (570,194)        911,997        (494,178)

Provision (benefit) for income taxes                     636,000         (28,000)        670,000              --
                                                    -------------   -------------   -------------   -------------

Net income (loss)                                   $    185,025    $   (542,194)   $    241,997    $   (494,178)
                                                    =============   =============   =============   =============

Net income (loss) per share                         $       0.05    $      (0.17)   $       0.07    $      (0.15)
                                                    =============   =============   =============   =============

Weighted average common shares outstanding             3,402,157       3,266,565       3,396,035       3,266,565
                                                    =============   =============   =============   =============





         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited)



                                                               Six Months Ended
                                                                 September 30,
                                                         ------------------------------
                                                             1995             1995
                                                         -------------    -------------
Cash flows from operating activities:
Net income (loss)                                        $    241,997     $   (494,178)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depletion, depreciation and amortization                  389,985          433,351
    Deferred income taxes                                     670,000               --
    Impairment expense                                             --          612,298
    (Gain) on asset sales                                  (1,050,954)          (5,628)
    Cost of storage gas sales (purchases)                     238,624         (110,600)
    Stock as compensation                                      50,000               --
    Other                                                      12,330            8,631
    Changes in current assets and liabilities:
        Receivables                                            23,230          316,559
        Payables                                              (13,246)         (73,649)
        Taxes payable                                         (34,628)          24,911
        Other current assets                                    8,278           68,611
        Other assets                                           (3,972)          45,227
                                                         -------------    -------------
Net cash provided by operating activities                     531,644          825,533

Cash flows from investing activities:
    Proceeds from asset sales                               5,271,896            8,500
    Additions to properties:
        Producing properties                                 (123,304)        (190,637)
        Gas plant, gathering and storage systems             (130,836)        (372,668)
        Unproved properties                                   (54,694)         (97,406)
        Other                                                 (25,910)        (132,998)
    Additions to assets held for sale                        (166,104)              --
    Gas in storage                                                 --         (266,000)
    Deposits                                                  (12,783)         217,000
                                                         -------------    -------------
Net cash provided by (used in) investing activities         4,758,265         (834,209)

Cash flows from financing activities:
    Loan proceeds                                                  --          173,715
    Payment of loan principal                              (2,449,250)              --
    Proceeds from stock issuance                                3,000               --
    Purchase of common stock                                   (1,992)              --
                                                         -------------    -------------
Net cash (used in) provided by financing activities        (2,448,242)         173,715
                                                         -------------    -------------

Net increase in cash and equivalents                        2,841,667          165,039
Cash and equivalents at beginning of period                    43,594          360,124
                                                         -------------    -------------

Cash and equivalents at end of period                    $  2,885,261     $    525,163
                                                         =============    =============




         The accompanying notes are an integral part of these consolidated financial statements

            SHEFFIELD EXPLORATION COMPANY AND SUBSIDIARIES
                    ("Sheffield" or "the Company")

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(1)  FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTE DISCLOSURES:

The accompanying consolidated financial statements are unaudited.
However, in the opinion of management, the accompanying financial statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair presentation.

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

(2)  INCOME TAXES:

As a result of the Company's January 1, 1991 quasi-reorganization, income tax benefits resulting from utilization in subsequent years of net operating loss carryforwards existing at January 1, 1991 are excluded from results of operations and, since the Company's adoption of Statement of Financial Accounting Standard No. 109 in fiscal 1993, credited to the deferred tax asset. From the date of quasi-reorganization through June 30, 1992, benefits were credited to additional paid-in capital.

The $670,000 tax provision for the six months ended December 31, 1995 consists of taxes at the federal statutory rate of 34 percent
($328,000), a 3 percent state provision ($27,000) and an increase in the tax asset valuation allowance of $315,000.

As discussed in Note 5, the Company has executed a merger agreement. Assuming the merger is consummated, it is anticipated that future use of the Company's tax loss carryforward will be restricted.

(3)  NET INCOME (LOSS) PER SHARE:

Warrants and options have been excluded from the income (loss) per share calculation as they have no material dilutive effect.

(4)  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" in October 1995. This statement, which is required to be adopted in fiscal year 1997, introduces a fair-value based method of accounting for stock-based compensation. The Company has not yet adopted the statement and has not yet determined the impact it may have on the Company's financial statements or on the financial statement disclosure.

(5)  PROPOSED MERGER WITH TRANSMONTAIGNE OIL COMPANY:

On February 6, 1996, the Company executed an agreement with TransMontaigne Oil Company ("TransMontaigne"), a privately-held, Denver-based holding company, to merge TransMontaigne into Sheffield. Sheffield will be the surviving corporation and its name will be changed to TransMontaigne Oil Company. The current stockholders of TransMontaigne will own 91% of the surviving corporation. The board of directors of the surviving entity will consist of the members of the current TransMontaigne board, as well as Edwin H. Morgens, chairman of Sheffield. It is expected that the current officers of TransMontaigne will serve as officers after the merger.

The merger is subject to approval by the stockholders of TransMontaigne and Sheffield. The Company expects to file with the Securities and Exchange Commission a registration statement which includes proxy material for a stockholders' meeting, presently expected to be held in late April 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. On October 2, the Company sold all of its gas gathering and processing assets in Kansas and Oklahoma for a pre-adjustment price of $5.5 million (the "Asset Sale"). The purchase and sale agreement provided for an effective date of July 1, 1995. However, the purchase and sale agreement specified that Sheffield was entitled to all proceeds from the sale of natural gas from storage inventory provided that at closing there be a minimum of 150,000 mmbtu in inventory. Additionally, Sheffield continued to operate the assets until January 31, 1996. The Company recorded a gain of approximately $1 million during the quarter ended December 31, 1995 as a result of the Asset Sale. A portion of the proceeds have been used to substantially reduce bank debt, leaving the Company with a cash balance of approximately $3 million. This cash balance is significantly greater than that needed for the capital projects Sheffield currently plans to undertake in fiscal 1996.

As disclosed in Item 6, during February 1996, Sheffield issued a press release to announce that it had signed an agreement to merge with a company considerably larger than itself. Accordingly, Sheffield does not presently intend to undertake any significant capital expenditures outside its current areas of interest prior to the merger, which is anticipated to consummate prior to Sheffield's June 30, 1996 fiscal year end.

OPERATIONS. The primary difference in operating cash flows from 1994 to 1995 relates to the $317,000 increase in cash generated from changes in receivable balances during the six months ended
December 31, 1994. Although the sale of the Kansas and Oklahoma assets will ultimately have a negative effect on cash flows from operating activities, that effect was not manifested during the six months ended December 31, 1995. During the six months ended
December 31, 1994 additions were made to storage field gas inventory balances, thereby decreasing cash flows; during the quarter ended September 30, 1995 (the quarter prior to the Asset Sale), sales from storage inventory were made, thereby increasing operating cash flows. Other changes in the components of net income are discussed in RESULTS OF OPERATIONS, below.

INVESTING. Proceeds from the Asset Sale during the six months ended December 31, 1995 accounted for the significant change from the comparable period in 1994. Expenditures during each of the periods presented were for additions to projects in which the Company had previously made investments.

Sheffield (through its joint venture partner) is in the final stages of negotiating an agreement with a Canadian gas producer which, assuming successful completion of the contract negotiations, will result in the extension of the Company's Lignite, North Dakota gathering system into Saskatchewan. Due to recent successful Canadian drilling, the gas processing facility serving the area north of Lignite is approaching its processing capacity. As a prerequisite to finalizing the agreement, the Company intends to obtain a commitment from a purchaser for gas volumes sufficient to achieve an adequate return on the capital expended for the extension.

FINANCING. Proceeds from the Asset Sale were used to pay down substantially all the Company's bank debt. After reducing the borrowing base to reflect the Asset Sale, the Company has approximately $1.4 million of unused bank borrowing capacity.

RESULTS OF OPERATIONS

GAS GATHERING, PROCESSING AND STORAGE. The change in components of gas processing and gathering revenue from 1994 to 1995 is comprised of the following:

                                    PRICE      QUANTITY     REVENUE
                                   CHANGE       CHANGE      CHANGE
                                   ------      --------     -------
    For the quarters:
      Residue gas sales             (28)%       (82)%        (87)%
      Natural gas liquid sales       10%        (25)%        (18)%

    For the six-month periods:
      Residue gas sales             (16)%       (38)%        (48)%
      Natural gas liquid sales        7%        (15)%         (7)%

The quantity and revenue decreases from 1994 to 1995 are a result of the October 1995 Asset Sale. However, the positive impact of storage field sales during the quarter ended September 30, 1995 resulted in higher operating income from gathering, processing and storage during the six months ended December 31, 1995 versus the same six month period of 1994.

With regard to the Lignite, North Dakota system (the only system the Company owns after the Asset Sale), gas and liquids volumes have declined together with gas prices from 1995 to 1994. These declines have been offset somewhat by an increase in the price received for the liquids.

Lower 1995 depreciation, depletion and amortization reflects the Asset
Sale.

OIL AND GAS EXPLORATION AND PRODUCTION. The change in components of oil and gas revenue from 1994 to 1995 is comprised of the following:

                                    PRICE      QUANTITY     REVENUE
                                   CHANGE       CHANGE      CHANGE
                                   ------      --------     -------
    For the quarters:
      Oil                             1%          (9)%        (8)%
      Gas                           (3)%         (24)%       (26)%

    For the six-month periods:
      Oil                           (2)%          (4)%        (7)%
      Gas                          (20)%         (24)%       (40)%

Gas volume declines result from normal well depletion combined with the fact that no successful wells have been completed during the current fiscal year. However, two wells in the Pinedale, Wyoming field, which had been shut-in during April 1995 due to gas price considerations, were put back on production during December 1995. Production from those wells, together with production from another Pinedale well, is now being sold pursuant to a ten-year contract at a price of $1.85 per mmbtu (or $1.67 per mcf at the wellhead). The contract contains an annual escalation factor of 4 percent.

Certain Williston Basin oil wells require repairs and reworking on a recurring but irregular basis. Immediately prior to being reworked, the wells typically experience a decrease in production. Such was the case during the quarter ended December 31, 1995, when oil volume declined and operating costs went up. Both volumes and costs are expected to return to more normal levels during the remainder of the fiscal year.

During 1994, impairment expense was recognized on the south Texas properties.

INTEREST/GENERAL AND ADMINISTRATIVE EXPENSE. Proceeds from the Asset Sale were used to pay down bank debt (resulting in lower 1995 interest expense) and invested in short-term money market instruments
(resulting in higher 1995 interest income).

In December 1994, Trinity Petroleum Management, Inc. ("Trinity") became a wholly-owned subsidiary of Sheffield. Trinity previously provided management and administrative services to Sheffield and another company; now the former Trinity employees provide these services exclusively to Sheffield. Accordingly, certain personnel and overhead costs formerly shared by Sheffield and a third party company are now borne entirely by Sheffield. The increase in general and administrative expense from 1994 to 1995 is attributable primarily to the foregoing.

PROVISION FOR TAXES. As discussed in Note 2 to the Consolidated Financial Statements, the tax provision for the six months ended December 31, 1995 consists of taxes provided at the federal and state statutory rates as well as an amount representing a change in the deferred tax asset valuation allowance.

                               PART TWO

                           OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders.

          a. The Company's Annual Meeting of Shareholders was held at the Norwest Bank Building, Forum Room, 1740
               Broadway, Denver, Colorado at 10:30 a.m. on December 5,
               1995.

          b. Matters voted upon at the meeting and the results of the vote are as follows:

PROPOSAL 1:

Election of Directors

                                      FOR         WITHHELD
                                      ---         --------
     Edwin H. Morgens              2,426,886        277
     J. Samuel Butler              2,426,886        277
     David A. Melman               2,426,886        277
     McLain J. Forman              2,426,886        277
     Randall E. King               2,426,886        277

PROPOSAL 2:

Approval of the appointment of Coopers & Lybrand to serve as the Company's independent auditors for the fiscal year ending June 30, 1996.

                  FOR         AGAINST        ABSTAIN
                  ---         -------        -------
               2,427,069        87              7

Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits required by Item 601 of S-K

               10.17 Key Employee Retention Plan dated January 19,
                     1996.

               27    Financial Data Schedule

          b. On February 7, 1996, the Company filed a Form 8-K disclosing that it had issued a press release on February 6, 1996 reporting the execution of a merger agreement with privately-held TransMontaigne Oil Company.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SHEFFIELD EXPLORATION COMPANY, INC.



Date:  February 13, 1996      By: David L. Milanesi
                                 ------------------------------------
                              David L. Milanesi
                              On behalf of registrant as Treasurer;
                              Principal Financial Officer

                          INDEX TO EXHIBITS*


Exhibit Number   Description
--------------   -----------

   10.17         Key Employee Retention Plan dated January 19, 1996

   27            Financial Data Schedule



   * Exhibits filed only with the Securities and Exchange Commission and the American Stock Exchange.