Form 10-Q/A
period 1995-12-31
SHEFFIELD EXPLORATION CO INC
filed 1996-02-14
CIK 755199

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C. 20549

                             FORM 10-Q/A-1


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
                                                    =============   =============   =============   =============





         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited)



                                                               Six Months Ended
                                                                 December 31,
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
                                                         =============    =============




         The accompanying notes are an integral part of these consolidated financial statements

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                              SHEFFIELD EXPLORATION COMPANY, INC.



Date:  February 14, 1996      By: David L. Milanesi
                                 ------------------------------------
                              David L. Milanesi
                              On behalf of registrant as Treasurer;
                              Principal Financial Officer