Form 10-Q
period 1996-03-31
SHEFFIELD EXPLORATION CO INC
filed 1996-05-15
CIK 755199

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C. 20549

                               FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934




March 31, 1996                          Commission File Number 0-13201




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

           3,459,512 shares of common stock, $.01 par value,
                      outstanding at May 13, 1996

                                 INDEX
                                 -----

                                                                  Page
                                                                  ----

Part One - Financial Information

     Consolidated Balance Sheets - March 31, 1996
       and June 30, 1995                                             1

     Consolidated Statements of Operations - Nine months and
       three months ended March 31, 1996 and 1995                    3

     Consolidated Statements of Cash Flows - Nine months
       ended March 31, 1996 and 1995                                 4

     Notes to Consolidated Financial Statements                      5

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 7


Part Two - Other Information

     Exhibits and Reports on Form 8-K                               10

     Signatures                                                     11

PART ONE - FINANCIAL INFORMATION


         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                ASSETS

                                                        MARCH 31,        JUNE 30,
                                                          1996             1995
                                                     --------------   --------------
CURRENT ASSETS
  Cash and cash equivalents                            $  2,738,647     $     43,594
  Receivables, net                                          328,523        1,156,837
  Gas in storage                                                 --          237,810
  Assets held for sale                                       97,431        4,144,040
  Deferred income taxes, net                                     --          670,000
  Other                                                     102,720           78,809
                                                       -------------    -------------
                                                          3,267,321        6,331,090

PROPERTY AND EQUIPMENT
(Using the successful efforts method)
  Unproved oil and gas properties                           627,342          624,980
  Proved properties                                       4,453,661        4,258,381
  Gas plant and related equipment                         2,220,575        2,071,328
  Other property and equipment                              164,686          123,402
                                                       -------------    -------------
                                                          7,466,264        7,078,091
  Accumulated depreciation, depletion and
    amortization and impairment                          (4,594,222)      (3,800,247)
                                                       -------------    -------------
                                                          2,872,042        3,277,844

  Deferred income taxes, net                                321,000          321,000
  Other assets                                               27,747          105,832
                                                       -------------    -------------
                                                       $  6,488,110     $ 10,035,766
                                                       =============    =============


         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        MARCH 31,        JUNE 30,
                                                          1996             1995
                                                     --------------   --------------
CURRENT LIABILITIES
  Accounts payable                                     $    280,318     $    849,349
  Deposits                                                       --           12,783
  Current portion of long-term debt                          15,419        1,175,250
  Production and ad valorem taxes payable                    89,637          147,781
                                                       -------------    -------------
                                                            385,374        2,185,163

LONG-TERM DEBT, net of current portion                       10,050        1,374,050

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 2,000,000 shares
    authorized; none issued                                      --               --
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 3,459,512 and 3,389,261 shares
    issued and outstanding at March 31, 1996
    and June 30, 1995, respectively                          34,595           33,893
  Additional paid-in capital                              6,941,128        6,805,550
  Accumulated deficit                                      (883,037)        (362,890)
                                                       -------------    -------------
                                                          6,092,686        6,476,553
                                                       -------------    -------------
                                                       $  6,488,110     $ 10,035,766
                                                       =============    =============


         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                MARCH 31,                     MARCH 31,
                                                      -------------------------     --------------------------
                                                          1996         1995             1996         1995
                                                      -----------  ------------     ------------ -------------
Revenues
  Gas processing, gathering and storage               $  451,054   $ 1,774,461      $ 3,041,377  $ 5,359,373
  Oil and gas sales                                      261,733       265,842          768,149      883,775
                                                      -----------  ------------      -----------  -----------
    Total revenues                                       712,787     2,040,303        3,809,526    6,243,148

Expenses
  Gas processing, gathering and storage                  371,599     1,495,314        2,300,856    4,582,530
  Operation of producing properties                       94,336        96,032          309,070      285,318
  Production taxes                                        25,793        28,922           81,266       87,370
  Exploration                                             13,556        13,416           57,233       34,523
  Depreciation, depletion and amortization:
    Gas processing, gathering and storage assets          49,671       148,488          221,174      360,121
    Oil and gas properties                                87,828        72,529          289,962      272,052
    Other                                                  2,629        12,066           18,977       34,261
  Impairments:
    Unproved properties                                       --            --               --      100,951
    Proved properties                                    355,000            --          355,000      511,347
  General and administrative, net                        590,601       266,138        1,172,337      504,392
                                                      -----------  ------------      -----------  -----------
    Total expenses                                     1,591,013     2,132,905        4,805,875    6,772,865
                                                      -----------  ------------      -----------  -----------

Operating (loss)                                        (878,226)      (92,602)        (996,349)    (529,717)

Other income (expense)
  Interest income and other                               67,044        (4,138)         116,536        8,951
  Gain on sale of fixed assets                            53,824        14,936        1,104,778       32,488
  Interest expense, net of capitalized interest           (4,786)      (43,959)         (75,112)    (131,663)
                                                      -----------  ------------      -----------  -----------
                                                         116,082       (33,161)       1,146,202      (90,224)
                                                      -----------  ------------      -----------  -----------
Income (loss) before income taxes                       (762,144)     (125,763)         149,853     (619,941)

Provision for income taxes                                    --        12,704          670,000       12,704
                                                      -----------  ------------      -----------  -----------

Net (loss)                                            $ (762,144)  $  (138,467)      $ (520,147)  $ (632,645)
                                                      ===========  ============      ===========  ===========

Net (loss) per share                                  $    (0.22)  $     (0.04)      $    (0.15)  $    (0.19)
                                                      ===========  ============      ===========  ===========

Weighted average common shares outstanding             3,451,908     3,389,898        3,414,524    3,307,076
                                                      ===========  ============      ===========  ===========



         The accompanying notes are an integral part of these consolidated financial statements

         SHEFFIELD EXPLORATION COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                              (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                                 1996          1995
                                                             -----------    -----------
Cash flows from operating activities:
Net (loss)                                                  $  (520,147)    $ (632,645)
Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
    Depletion, depreciation and amortization                    530,113        666,434
    Deferred income taxes                                       670,000             --
    Impairment expense                                          355,000        612,298
    (Gain) on asset sales                                    (1,104,278)       (32,487)
    Cost of storage gas sales (purchases)                       238,624        (77,889)
    Stock as compensation                                       135,511         28,800
    Other                                                        18,495         12,946
    Changes in current assets and liabilities:
      Receivables                                               811,314        227,946
      Payables                                                 (541,560)        72,466
      Taxes payable                                             (58,144)        37,272
      Other current assets                                      (23,911)       125,583
      Other assets                                               (1,770)       (16,368)
                                                             ------------   ------------
Net cash provided by operating activities                       509,247      1,024,356

Cash flows from investing activities:
    Proceeds from asset sales                                 5,335,220         99,772
    Additions to properties:
      Producing properties                                     (195,280)      (852,183)
      Gas plant, gathering and storage systems                 (149,629)      (474,033)
      Unproved properties                                       (23,799)       (59,570)
      Other                                                     (68,756)      (153,712)
    Additions to assets held for sale                          (176,104)            --
    Gas in storage                                                   --       (266,000)
    Deposits                                                    (12,783)        28,959
                                                             ------------   ------------
Net cash provided by (used in) investing activities           4,708,869     (1,676,767)

Cash flows from financing activities:
    Loan proceeds                                                16,422        511,614
    Payment of loan principal                                (2,540,253)      (141,283)
    Proceeds from stock issuance                                  3,000         65,000
    Purchase of common stock                                     (2,232)            --
                                                             ------------   ------------
Net cash (used in) provided by financing activities          (2,523,063)       435,331
                                                             ------------   ------------

Net increase in cash and equivalents                          2,695,053       (217,080)
Cash and equivalents at beginning of period                      43,594        360,124
                                                             ------------   ------------

Cash and equivalents at end of period                       $ 2,738,647     $  143,044
                                                            ============    ===========




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

The $670,000 tax provision for the nine months ended March 31, 1996 consists of taxes at the federal statutory rate of 34 percent
($51,000), a 3 percent state provision ($5,000) and an increase in the tax asset valuation allowance of $614,000.

As discussed in Note 5, the Company has executed a merger agreement. Assuming the merger is consummated, it is anticipated that future use of the Company's tax loss carryforward will be restricted.

(3)  NET LOSS PER SHARE:

Warrants and options have been excluded from the loss per share calculation as they have no material effect.

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

(5)  PROPOSED MERGER WITH TRANSMONTAIGNE OIL COMPANY:

On February 6, 1996, the Company executed an agreement with TransMontaigne Oil Company ("TransMontaigne"), a privately-held, Denver-based holding company, to merge TransMontaigne into Sheffield. Sheffield will be the surviving corporation and its name will be changed to TransMontaigne Oil Company. The current stockholders of TransMontaigne will own 93% of the surviving corporation. The board of directors of the surviving entity will consist of the members of the current TransMontaigne board, as well as Edwin H. Morgens, chairman of Sheffield. The current officers of TransMontaigne will serve as officers after the merger.

On May 10, 1996 a Form S-4 Registration Statement registering the shares to be issued in connection with the proposed merger became effective with the Securities and Exchange Commission. A proxy statement/prospectus was mailed to all stockholders regarding a special stockholders' meeting to be held on June 3, 1996 for the purpose of voting on the merger.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

GENERAL.   The Company does not anticipate incurring any material
capital expenditures prior to the merger (expected to be consummated in early June) described in Note 5.

OPERATIONS. The decrease in operating cash flows from 1995 to 1996 results from the Asset Sale and higher general and administrative expense related to the proposed merger with TransMontaigne Oil
Company.

INVESTING. On October 2, 1995, the Company sold all of its gas gathering and processing assets in Kansas and Oklahoma for a pre-adjustment price of $5.5 million (the "Asset Sale"). The purchase and sale agreement provided for an effective date of July 1, 1995. However, the purchase and sale agreement specified that Sheffield was entitled to all proceeds from the sale of natural gas from storage inventory provided that at closing there be a minimum of 150,000 mmbtu in inventory. Additionally, Sheffield continued to operate the assets until January 31, 1996. The Company recorded a gain of approximately $1 million during the quarter ended December 31, 1995 as a result of the Asset Sale. A portion of the proceeds have been used to substantially reduce bank debt, leaving the Company with a cash balance of approximately $2.7 million at March 31, 1996.

During the quarter ended March 31, 1996, Sheffield (through its joint venture partner) finalized a purchase agreement with a Canadian gas producer which will facilitate the intended extension of the Company's Lignite, North Dakota gathering system into Saskatchewan. However, construction of the extension will not commence until after completion of the merger described in Note 5.

During the quarter ended March 31, 1996, Sheffield entered into a joint venture with TransMontaigne and BP Energy Operating, LLC to form a development stage company with its primary focus in the gas gathering sector of the industry. In addition, Sheffield and TransMontaigne executed a put agreement by which TransMontaigne agreed that if the merger is not consummated, Sheffield would have the option to put its interest in the joint venture to TransMontaigne for a cash price equal to the cash contributions made by Sheffield to the joint venture prior to the date of purchase.

FINANCING. Proceeds from the Asset Sale were used to pay down substantially all the Company's bank debt. After reducing the borrowing base to reflect the Asset Sale, the Company has approximately $1.5 million of unused bank borrowing capacity.

RESULTS OF OPERATIONS

GAS GATHERING, PROCESSING AND STORAGE. The change in components of gas processing and gathering revenue from 1995 to 1996 is comprised of the following:

                                    PRICE      QUANTITY     REVENUE
                                   CHANGE       CHANGE      CHANGE
                                   ------      --------     -------
     For the quarters:
       Residue gas sales            (24)%        (87)%        (90)%
       Natural gas liquid sales      19%         (25)%        (11)%

     For the nine-month periods:
       Residue gas sales            (13)%        (55)%        (61)%
       Natural gas liquid sales      14%         (18)%         (9)%

The quantity and revenue decreases from 1995 to 1996 are a result of the October 1995 Asset Sale. However, the positive impact of storage field sales during the quarter ended September 30, 1995 resulted in net income from gathering, processing and storage declining only 5 percent for the nine months ended March 31, 1996 versus the same nine month period in fiscal 1995.

With regard to the Lignite, North Dakota system (the only system the Company owns after the Asset Sale), gas and liquids volumes and gas prices declined from fiscal 1995 to fiscal 1996. These declines have been offset somewhat by stronger liquids prices.

Lower 1995 depreciation, depletion and amortization reflects the Asset
Sale.

OIL AND GAS EXPLORATION AND PRODUCTION.   The change in components of
oil and gas revenue from 1995 to 1996 is comprised of the following:

                                    PRICE      QUANTITY     REVENUE
                                   CHANGE       CHANGE      CHANGE
                                   ------      --------     -------
     For the quarters:
       Oil                            4%         (12)%         (8)%
       Gas                           29%         (11)%         15%

     For the nine-month periods:
       Oil                          -nil-         (7)%         (7)%
       Gas                          (12)%        (15)%        (25)%

Volume declines resulted from normal well depletion combined with the fact that no successful wells have been completed during the current fiscal year. However, two wells in the Pinedale, Wyoming field, which had been shut-in during April 1995 due to gas price considerations, were put back on production during December 1995. Production from those wells, together with production from another Pinedale well, is now being sold pursuant to a ten-year contract at a price of $1.85 per mmbtu (or $1.67 per mcf at the wellhead). The contract contains an annual escalation factor of 4 percent.

The Company incurred repair and reworking expense on certain Williston Basin oil wells during the quarter ended December 31, 1995.

As a result of downward revisions of the reserves attributable to the Company's south Texas gas properties, impairment expense was recognized during both fiscal 1995 and fiscal 1996.

INTEREST/GENERAL AND ADMINISTRATIVE EXPENSE. Proceeds from the Asset Sale were used to pay down bank debt (resulting in lower fiscal 1996 interest expense) and invested in short-term money market instruments (resulting in higher fiscal 1996 interest income).

In December 1994, Trinity Petroleum Management, Inc. ("Trinity") became a wholly-owned subsidiary of Sheffield. Trinity previously provided management and administrative services to Sheffield and another company; now the former Trinity employees provide these services exclusively to Sheffield. Accordingly, certain personnel and overhead costs formerly shared by Sheffield and a third party company are now borne entirely by Sheffield, resulting in higher fiscal 1996 expense. During the quarter ended March 31, 1996, the Company incurred $236,000 of costs in conjunction with the TransMontaigne Oil Company merger. The Company also incurred an additional $107,000 in expense related to stock issued as compensation during the nine months ended March 31, 1996 as compared to the comparable nine-month period in 1995.

PROVISION FOR TAXES. As discussed in Note 2 to the Consolidated Financial Statements, the tax provision for the nine months ended March 31, 1996 consists of taxes provided at the federal and state statutory rates as well as an amount representing a change in the deferred tax asset valuation allowance.

                               PART TWO

                           OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits required by Item 601 of S-K.

               10.20 Restated Agreement and Plan of Merger, dated as
                     of February 6, 1996, between the Company and TransMontaigne Oil Company.*

               10.21 Bear Paw LLC Operating Agreement dated January 1,
                     1996 between the Company, TransMontaigne and BP Energy Operating, LLC.*

               10.22 Put Agreement dated February 21, 1996 between the
                     Company and TransMontaigne relating to Bear Paw Operating Company, LLC.*

               27    Financial Data Schedule
____________________

* Incorporated by reference to the Company's Registration Statement on Form S-4, as filed with the Commission on May 6, 1996.


          b. On February 7, 1996, the Company filed a Form 8-K disclosing that it had issued a press release on February 6, 1996 reporting the execution of a merger agreement with privately-held TransMontaigne Oil Company.

               On May 2, 1996, the Company filed an amended Form 8-K describing the October 2, 1995 sale of its Oklahoma and Kansas gas gathering, processing and storage assets to NGC Energy Resources, Limited Partnership, a Delaware limited partnership, for a pre-adjustment price of $5.5 million. Included in the Form 8-K were pro forma financial statements showing the theoretical effect on the Company's statement of operations and balance sheet had the sale occurred at the beginning of the Company's fiscal year ended June 30, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SHEFFIELD EXPLORATION COMPANY, INC.



Date:  May 13, 1996           By:  David L. Milanesi
                                 -------------------------------------
                              David L. Milanesi
                              On behalf of Registrant as Treasurer;
                              Principal Financial Officer

                             EXHIBIT INDEX

Exhibit No.   Description                                      Page
- -----------   -----------                                      ----

27            Financial Data Schedule                            13