Form 10-K
period 1996-04-30
TRANSMONTAIGNE OIL CO
filed 1996-08-15
CIK 755199

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ x ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                   Commission
For the transition period from July 1, 1995 to April 30, 1996   File No. 1-11763

                           TRANSMONTAIGNE OIL COMPANY

          Delaware                                    06-1052062
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                       370 Seventeenth Street, Suite 900
                            Denver, Colorado  80202
         (Address, including zip code, of principal executive offices)
                                 (303) 605-1798
                    (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
     Title of Each Class                      on Which Registered
     -------------------                      -------------------

Common Stock; $.01 par value             The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for
the past 90 days.  Yes[ x  ] No[    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock, on the American Stock Exchange on July 12, 1996, $11.125.

                    $46,703,250

Shares of Common Stock outstanding on July 12, 1996:  20,805,667.

                               TABLE OF CONTENTS


           Item                                                        Page No.

Part I       1.   Business................................................ 2

             2.   Properties..............................................13

             3.   Legal Proceedings.......................................13

             4.   Vote of Security Holders................................13

Part II      5.   Market for Common Stock.................................14

             6.   Selected Financial Data.................................15

             7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........16

             8.   Financial Statements and Supplementary Data.............23

             9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures................24

Part III    10.   Directors and Executive Officers........................25

            11.   Executive Compensation..................................28

            12.   Security Ownership of Certain Beneficial
                   Owners and Management..................................33

            13.   Certain Relationships and Related Transactions..........36

Part IV     14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K....................................38

                                    PART I


ITEM 1.   BUSINESS

General

The Company is a holding company which pursues, through its subsidiaries, business opportunities in the downstream sector of the petroleum industry. The Company's principal operating subsidiary, Continental Ozark, Inc. ("COZ"), is engaged in the transporting, storing and terminaling and the wholesale marketing of refined petroleum products (primarily unleaded gasoline, No. 2 diesel oil and jet fuel) in the mid-continent region of the United States and in the gathering, storing and transporting of crude oil in east Texas.

TransMontaigne Oil Company ("Old TransMontaigne") merged (the "Merger") with and into Sheffield Exploration Company, Inc. ("Old Sheffield"), effective June
4, 1996.  Old Sheffield was incorporated in the state of Delaware in 1981.   Old
Sheffield became the surviving corporation of the Merger, its name was changed to "TransMontaigne Oil Company" ("the Company") and its fiscal year end was changed to April 30. Under the terms of the Merger (i) each share of common stock, $.10 par value per share, of Old TransMontaigne ("Old TransMontaigne Common Stock") issued and outstanding immediately prior to the closing of the Merger was converted at the closing into the right to receive one share of common stock, $.01 par value per share, of the Company ("New Common Stock"),
(ii) each 2.432599 shares of Old Sheffield common stock issued and outstanding immediately prior to the Effective Time ("Old Sheffield Common Stock") became at the Effective Time one share of New Common Stock, and (iii) the number of authorized shares of New Common Stock was increased to 40,000,000. After the Merger, the previous holders of Old TransMontaigne Common Stock owned approximately 93% of the outstanding New Common Stock, and designees of Old TransMontaigne accounted for a majority of the Company's Board of Directors.
The Merger was accounted for as a reverse acquisition and therefore information (except for stock prices) included herein is principally that of Old TransMontaigne and, where relevant, that of the Company.

In February 1996, Old TransMontaigne participated with Old Sheffield in the formation of Bear Paw Operating Company, LLC ("BPOC"), which is engaged in the contract management and operation of downstream petroleum facilities, the owners of which desire to reduce operating costs without disposing of their smaller systems. BPOC is currently managing 15 such systems for a major interstate pipeline company. Before the Merger, Old TransMontaigne and Old Sheffield each owned 45% of BPOC. Since the Merger, the Company owns 90% of BPOC.

In April 1995, Old TransMontaigne privately placed $30 million of new common equity, of which $20 million was invested in and used to pay down debt of its wholly-owned subsidiary, COZ. In April 1996, Old TransMontaigne completed the private placement of an additional $25 million of new common equity. The Company plans to make further investments to support COZ's and BPOC's businesses, as well as investments in other complementary businesses engaged in the downstream sector of the petroleum industry.

The executive offices of the Company are located at 370 17th Street, Republic Plaza, Suite 900, Denver, Colorado 80202, and its telephone number is (303) 605-1798.

Business of COZ

General

The Company's principal operating subsidiary, COZ, is engaged in the transporting, storing and terminaling and the wholesale marketing of refined petroleum products (principally unleaded gasoline, No. 2 diesel oil and jet fuel) in the mid-continent region of the United States and in the gathering, storing and transporting of crude oil in east Texas. COZ owns and operates 741 miles of pipeline (the NORCO pipeline, the Razorback pipeline and the CETEX pipeline) and ten storage or terminal facilities in seven states with a combined tank storage capacity of 3,633,500 barrels, serving over 500 customers. A 65% owned subsidiary of COZ also owns a 27.75% interest in Lion Oil Company ("Lion") which owns a modern 65,000 BPD refinery in El Dorado, Arkansas, a 188-mile crude oil transportation pipeline in east Texas, a 1,100-mile crude oil gathering and transmission system, and two refined products terminals. COZ does not explore for, or produce, crude oil or natural gas, and it owns no crude oil or natural gas reserves.

Pipelines

COZ utilizes mid-continent refined petroleum product pipeline systems to transport products to market destinations and to conduct exchange transactions with major and independent petroleum companies. COZ owns and operates a 452-mile refined petroleum products pipeline from Ft. Madison, Iowa through the Greater Chicago area, to Toledo, Ohio (the "NORCO pipeline") and associated storage facilities located at Hartsdale, Indiana and Toledo, Ohio. COZ also owns a 60% interest in a 67-mile refined petroleum products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback pipeline") and an associated storage facility at Mt. Vernon. COZ also owns and operates a 220-mile crude oil gathering pipeline system, with 807,500 barrels of tank storage capacity, located in east Texas (the "CETEX pipeline").

The NORCO and Razorback pipelines are common carriers and are subject to tariff regulation by the Federal Energy Regulatory Commission (the "FERC"). CETEX is an intrastate common carrier subject to Texas Railroad Commission regulations. Transportation through the pipelines as common carriers is available, under published tariffs filed with the FERC or the Texas Railroad Commission, as appropriate, to any shipper requesting such services and satisfying the conditions and specifications set forth in the tariff. See "Rate Regulation" in this Item 1.

In general, a shipper, including COZ, owns the refined petroleum products or crude oil and transfers custody of the products to the NORCO or Razorback pipelines or the crude oil to the CETEX pipeline for shipment to a delivery location at which point custody again transfers. Tariffs for the transportation service are charged by COZ to shippers based upon the origination point on the pipelines to the point of product delivery. These tariffs do not include fees for the storage of products at the storage facilities of the NORCO or Razorback pipelines or crude oil at the CETEX pipeline storage facilities, or for the terminaling and storage of products at COZ terminals, any of which fees are separately charged if those facilities are utilized.

The refineries providing products shipped on the NORCO pipeline obtain their supplies of crude oil primarily from Gulf Coast, mid-continent and Canadian sources. The refineries providing products shipped on the Razorback pipeline obtain their supplies of crude oil, to a substantial extent, from foreign sources and, to a lesser extent, from producing fields located in Alaska, Oklahoma, Kansas and Texas. If operations at any one refinery were discontinued, the Company believes (assuming unchanged demand for refined petroleum products in the markets it serves) that any effect would be short-term and that COZ's business would not be materially adversely affected over the long term since such discontinued production could be replaced by other refineries or by other sources.

COZ's pipeline business depends in large part on the level of demand for refined petroleum products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply that demand by shipments through the pipelines. Pipelines are the safest and lowest cost method for intermediate and long-haul overland transportation of refined petroleum products. Several competing pipeline systems are located in the NORCO pipeline service area, and those pipelines generally have capital and financial resources substantially greater than COZ. The Razorback pipeline is the only refined petroleum products pipeline providing transportation services to northwest Arkansas. Competition is based primarily on pipeline operational dependability, quality of customer service provided and proximity to end users, although product pricing at either the origin or terminal destination on a pipeline may outweigh transportation cost considerations. The Company believes that high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that additional competing pipeline systems comparable in size to the NORCO and Razorback pipelines will be built in the near term, since the COZ pipelines have available capacity to satisfy shipper product movement requirements and the tariffs are considered competitive.

Terminals

The COZ-owned and operated terminals and storage facilities connect with product transportation systems and product distribution locations. These facilities are located in Rogers, Arkansas; Little Rock, Arkansas; Indianapolis, Indiana; South Bend, Indiana; Bryan, Ohio; and Mt. Vernon, Missouri. The South Bend, Indiana terminal is under renovation and is scheduled to be reactivated in late 1996. The terminals receive products in bulk quantities via connecting pipeline systems. Products are stored in bulk at the terminals and made available to wholesale, shipment and exchange customers for transport by truck to commercial and retail destinations, and then to the end user. COZ markets refined petroleum products over truck loading racks at owned terminals, as well as through exchanges with numerous companies at other non-owned terminals located throughout the COZ distribution area. In addition, COZ-owned terminals are used by major and independent petroleum companies to distribute products outside their primary distribution systems.

In addition to refined petroleum products terminal and storage facilities owned by independent operators such as COZ, major and independent petroleum companies also own terminal and storage facilities. Although such facilities often may have the same capabilities as those owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, the major petroleum companies which own terminal and storage facilities are also significant customers of independent terminal operators. These major petroleum companies frequently provide strong demand for terminals owned by independent operators, particularly when the independent terminals have more cost effective locations near key transportation connections. The major petroleum companies also utilize independent terminal storage when their proprietary storage facilities are inadequate, either because of size constraints, the nature of the products stored or specialized handling requirements.

Independent terminal and storage facility owners compete based on the location and versatility of the facilities and services they provide. A well located terminal will have access to cost effective transportation to and from the terminal, including highways, railroads and pipelines.

Storage of refined petroleum products at COZ-owned terminals pending delivery is considered by COZ to be an integral but separate segment of the refined petroleum product handling service. Ancillary services, including injection of shipper-furnished or COZ-furnished additives, are also available for a fee at the COZ terminals. The terminal and storage facilities include automatic tank alarm systems and have been designed with preventative structural measures to minimize the occurrence and level of damage in the event of a spill or fire.
All loading areas, tanks, pipes and pumping areas are contained in order to collect any spillage and water run-off. Routine maintenance is performed on a regularly scheduled basis at the terminal and storage facilities.

Products Supply and Distribution

COZ's products supply and distribution activity involves the bulk purchase and sale of refined petroleum products and the wholesale marketing of products at terminal truck loading rack locations.

Prices of refined petroleum products depend largely upon factors beyond COZ's control, including the supply of and demand for gasoline, distillates and other refined products, which in turn are affected by domestic and foreign economies, political affairs, production levels, availability of imports, marketing by competitors, alternative fuels, energy conservation efforts and government regulation. The prices received by COZ for refined petroleum products are also affected by regional factors, such as local market conditions, transportation costs and the operations of competitors.

COZ attempts to minimize its exposure to price volatility related to the purchase and sale of refined petroleum products by selectively hedging with futures and options contracts that are intended to offset the effects of price fluctuations, as well as by using real-time inventory monitoring and pricing computer programs which provide accurate and timely transactional and forecasting information. COZ's risk management strategies are subject to policies that control purchases and sales on a daily basis in order to maintain designated inventory positions subject to price risk, achieve prevailing margins and effectively hedge forward, when appropriate.

The Company's Risk and Product Management Committee reviews the total inventory on a weekly basis in order to ensure compliance with the Company's inventory management policies, including all hedging activity. The Company has adopted policies whereby its net inventory position subject to price risk requires the prior approval of the Risk and Product Management Committee.

There can be no assurance, however, that COZ's risk management strategies will be effective in limiting any adverse effects of price fluctuations on the Company's operations or its overall profitability.

Generally, when COZ purchases refined petroleum products, it also simultaneously enters into corresponding sale or exchange transactions involving physical deliveries of the refined petroleum product to a third party, or corresponding sales of futures contracts on the NYMEX. This procedure gives COZ a stable and reliable refined petroleum product supply which can be sold at prevailing market prices to customers having recurring and spot purchase requirements. Exchange agreements are generally for 30 days and month-to-month thereafter until terminated by either party. The Company believes these short-term contracts minimize the effect of volatile market prices and regional economic aberrations and considers them essential in order to retain the flexibility to respond to local demands and to changing market prices, conditions and seasonal variations. However, termination of short-term contracts could result in a reduction of pipeline and terminal volumes. COZ's operating policy imposes dollar limits on the acquisition of refined petroleum products and futures contracts or other derivative products for the purpose of price change trading.

Lion Oil Company Investment

In 1985, Continental Ozark Holding, Inc., a 65% subsidiary of COZ, purchased 27.75% of the shares of Lion, which owns a modern 65,000 BPD refinery in El Dorado, Arkansas, a 188-mile crude oil transportation pipeline in east Texas from Nederland on the U.S. Gulf Coast to Longview, a 1,100-mile crude oil gathering system in south Arkansas and north Louisiana, and refined petroleum products terminals located at Memphis and Nashville, Tennessee. Lion is operated under a management contract. The manager, Ergon, Inc., owns a 48.6% interest in Lion. The remaining 23.65% interest in Lion is owned by others. The last dividend distribution made by Lion to its shareholders was in 1992. Two officers of COZ are directors of Lion.

The Lion refinery generates a product mix of gasoline, diesel and heating oil
and asphalt.   Lion owns and has access to pipeline systems which permit the purchase and shipment of crude oil feedstocks to its refinery from regional independent producers, as well as from reliable foreign sources of supply. In recent years Lion has made substantial capital improvements to upgrade its refining facilities resulting in reduced routine maintenance costs, increased facility utilization and compliance with environmental and regulatory requirements. COZ purchases refined petroleum products from Lion and sells refined petroleum products to Lion.

An increase in crude oil prices could adversely affect Lion's operating margins and sales volumes. Since the cost of crude oil and the prices of refined products are subject to significant fluctuation, Lion's earnings and cash flow have been and may continue to be adversely affected. The profitability of Lion's operations is significantly influenced by the "crack spread," which is the difference between the sales price of refined petroleum products and the cost of associated feedstocks (principally crude oil) delivered to the refinery for processing. Since COZ's interest in Lion is recorded for financial statement purposes using the equity method of accounting, adverse fluctuations in Lion's reported earnings will also have an adverse effect on the Company's earnings.

Lion is subject to extensive regulation by local, state and federal environmental laws, including the Clean Air Act, the Federal Water Pollution Control Act, and the Resource Conservation and Recovery Act ("RCRA"). As a result of the long history of operations at Lion's refinery, there has been some impact on groundwater and soil. Lion has conducted and continues to conduct studies to investigate the nature and extent of contamination at certain locations on the refinery site. Remediation and corrective action are currently being conducted. The continuing studies will determine the required additional remediation and corrective action to be undertaken. While Lion's management believes that the net cost of any remedial action will not have a material adverse effect on Lion's financial condition or liquidity, there can be no assurance that the impact of such matters on its results of operations for any given reporting period will not be material.

Environmental Regulation

General. The operations of COZ are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that the operations of COZ are in general compliance with applicable environmental regulations, and COZ has not budgeted any material amounts for environmental compliance for the current fiscal year, risks of substantial costs and liabilities are inherent in pipeline and terminal operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of COZ, could result in substantial costs and liabilities.

Water. The terminal and pipeline facilities are extensively regulated by the Federal Water Pollution Control Act of 1972 ("FWPCA"), the Oil Pollution Act of 1990 ("OPA") and other statutes relating to prevention of and response to oil spills. In order to prevent and respond appropriately to spills, the facilities have Spill Prevention Control and Countermeasure Plans and OPA 1990 Spill Response Plans, as required. In addition, certain of the pipelines are regulated by the Department of Transportation under regulations entitled Transportation of Hazardous Liquids by Pipeline, which contain safety standards and reporting requirements for certain spills and other accidents. As part of spill response procedures, the facilities have internal and external notification procedures for field and corporate emergency response management teams to ensure that management, contractors and governmental authorities are properly notified. Contractual arrangements with emergency response contractors are also in place.

OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone. In the event of an oil spill into such locations, substantial liabilities could be imposed upon COZ. States in which COZ operates have also enacted similar laws. Regulations are currently being developed under OPA and state laws that may also impose additional regulatory burdens.

COZ's pipelines cross several navigable rivers and streams. Some facilities are also located near water bodies and sensitive areas, such as wetlands. The FWPCA imposes strict controls against the discharge of oil and its derivatives into navigable waters, provides possible penalties for any discharge of petroleum products in reportable quantities, and imposes substantial potential liability for the costs of removing an oil spill. Additionally, the OPA exposes parties liable for spills to damages for loss of use or impairment of natural resources. State laws for the control of water pollution also provide varying possible civil and criminal penalties and liabilities in the case of a release of petroleum.

Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline industry. Several facilities of COZ have soil and groundwater contamination. COZ, however, is indemnified by previous owners for most of the known contamination. Contamination resulting from other spills has been handled in the normal course of business and is not expected to have a material adverse effect on the Company, although there can be no assurance that it will not have a material adverse effect on the Company. Petroleum recovered from a spill site is typically transported to the nearest company facility for further processing. If the recovered petroleum was required to be sent to a disposal site instead, costs of addressing a spill would increase substantially.

In the purchase agreements for the Little Rock south terminal and the CETEX and NORCO pipelines, the sellers agreed to be responsible for certain defined contamination that might have existed at the time of the sale. Under the purchase agreement for the NORCO pipeline, the seller has addressed, or is currently addressing, contamination at several sites, including conducting monitoring and remediation activities. There can be no assurance that the sellers of any of these sites will not dispute coverage and refuse to accept responsibility for any discovered contamination.

On September 15, 1993, after the purchase of the pipeline system by a subsidiary of COZ, NORCO Pipeline, Inc., a leak occurred in DeKalb County, Indiana, when the operator of the control center at that time, ARCO, ordered the field personnel to begin pumping without first verifying that the pipeline valves were properly aligned. As a result, a line ruptured in a soy bean and corn field surrounded by agricultural and rural residential land and released approximately 660 barrels of diesel fuel, contaminating soil and groundwater in the field. Some of the fuel followed a drainage ditch for approximately one-half mile, where it entered Fish Creek. Cleanup operations recovered about one-half of the diesel fuel. Soil and groundwater were impacted, and it is possible that additional assessment and remediation could be required. In addition, the Natural Resource Damage Assessment ("NRDA") Trustees for the U.S. Fish and Wildlife Service and for the states of Indiana and Ohio alleged that the release caused natural resource damages in Fish Creek. NORCO Pipeline, Inc. has made a claim regarding this incident to its insurance carrier. The parties have reached a settlement with the trustees, which is undergoing a public comment period. The Company does not believe that its portion of the settlement will have a material effect on the Company's financial condition.

Many of the facilities are subject to National Pollutant Discharge Elimination System ("NPDES") permits regulating the discharge of pollutants into navigable waters. To meet NPDES requirements, COZ has in place or access to wastewater treatment systems, as needed. As those permits expire and are renewed, the facilities can come under increasingly stringent requirements. The Environmental Protection Agency ("EPA") and certain states have also promulgated regulations that may trigger the need to apply for permits to discharge storm water runoff. Where and as additional requirements become applicable, modifications to NPDES permits and procurement of storm water permits will be requested, as appropriate. Although no assurance in this regard can be given, the Company believes that any such modifications or storm water permits should not have a material effect on the Company's financial condition.

Regulation of Aboveground Storage Tanks. The states in which the facilities operate regulate aboveground storage tanks containing liquid substances. While state regulations require that such tanks be constructed and operated in conjunction with industry standards that have been adopted by reference into federal regulations, there is no uniform federal regulation of aboveground storage tanks. However, bills have been introduced in the United States Senate and House of Representatives this year which would require the administrator of the Environmental Protection Agency to review existing regulations for deficiencies and to issue a regulation that consolidates all environmental laws and health and safety laws applicable to the design, construction, maintenance and operation of aboveground storage tanks. These bills have been referred to committee and it is not presently known if or when action will be taken. The Company believes that it is in substantial compliance with all current requirements applicable to aboveground storage tanks, and that the pending House and Senate bills will not materially impact COZ's operations. Although no assurance can be given, the Company believes that the future implementation of additional requirements applicable to aboveground storage tank laws by either the states in which COZ operates or by the federal government will not have a material adverse effect on the Company's financial condition or results of operations.

Air Emissions. The operations of COZ are subject to the Federal Clean Air Act and comparable state and local statutes. The Company believes that COZ's operations are in substantial compliance with such laws in all states in which it operates. The gasoline facilities generally are subject to an air permit requirement. In addition, many of the facilities are required to have vapor recovery or combustion units. To the extent that any terminals are nearing volume limitations, permit modifications could be required. Although no assurance in this regard can be given, the Company believes that any such modifications should not have a material effect on its financial condition.

Amendments to the Federal Clean Air Act enacted in late 1990 will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that are to be developed and implemented by the EPA and state environmental agencies during the next decade. Pursuant to these Clean Air Act Amendments, those facilities that emit volatile organic compounds ("VOC") or nitrogen oxides and are located in non-attainment areas will be subject to increasingly stringent regulations, including requirements that certain sources install reasonably available control technology. Several gasoline facilities may also be subject to new source performance standards. The EPA is also required to promulgate new regulations governing the emissions of hazardous air pollutants. Some of the facilities are included within the categories of hazardous air pollutant sources that may be affected by these regulations. In order to comply with applicable air pollution laws, COZ may have to install additional vapor control equipment as necessary to comply with the regulations.

Solid Waste. RCRA governs the generation and disposal of solid wastes, including hazardous wastes. In 1990, the EPA promulgated regulations expanding the definition of characteristic hazardous waste by adding 25 organic constituents that were not previously included in determining that a waste is hazardous and by adding a new testing procedure called the Toxicity Characteristic Leaching Procedure to detect the concentrations of those constituents. These changes increase the costs of handling certain wastes generated. Additional changes in the regulations or interpretation of these regulations may result in increased capital expenditures or operating expenses.

Environmental Impact Statement. The National Environmental Policy Act of 1969 ("NEPA") applies to certain extensions or additions to a pipeline system. Under NEPA, if any project that would significantly affect the quality of the environment requires a permit or approval from any federal agency, a detailed environmental impact statement must be prepared. The effect of NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction.

Rate Regulation

Interstate Regulation. The interstate petroleum product pipeline operations of COZ are subject to regulation by the FERC under the Interstate Commerce Act (the "ICA") which requires, among other things, that pipeline transportation rates be "just and reasonable" and not unduly discriminatory. New and changed rates must be filed with the FERC, which may investigate their lawfulness on shipper protest or its own motion. The FERC may suspend the effectiveness of such rates for up to seven months. If the suspension expires before completion of the investigation, the rates go into effect, but the pipeline can be required to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed rates under investigation. Rates that have become final and effective may be challenged by complaint to a court or the FERC filed by a shipper or on the FERC's own initiative, and reparations may be recovered by the party filing the complaint for the two year period prior to the complaint if the FERC finds the rate to be unlawful.

In general, petroleum product pipeline rates are required to be cost based to be deemed just and reasonable. Cost based rates are permitted to generate operating revenues, based on projected shipment volumes, not greater than the total of the following components: (i) operating expenses, (ii) depreciation and amortization, (iii) "normalized" federal and state income taxes and (iv) an overall allowed rate of return on the pipeline's "rate base." Generally, rate base is a measurement of the investment in or value of the pipeline's assets.

The Energy Policy Act of 1992 (the "EP Act") mandated simplified procedures for FERC rate regulation under the ICA. In response to the EP Act, the FERC has adopted indexation as a simplified rate making methodology for pipeline rate changes. Current indexation is based on the annual change in the Producer Price Index less one percent.

Just and reasonable pipeline rates in effect on December 31, 1994 are the "Base Rates" for indexation. A pipeline may increase its rates to the ceiling rate calculated by indexing without filing a formal cost based justification and with limited shipper rights to protest. The index is cumulative, applying to the applicable ceiling rate and not to the actual rate charged. Thus, a rate that is not increased to the ceiling level in any year may still be increased to the cumulative indexed ceiling in a later year. A rate decrease may be required if the index lowers the ceiling. Shippers are still permitted to protest rates, even if the rate change does not exceed the index ceiling, if the shipper can demonstrate that the "increase is so substantially in excess of the actual cost increases incurred by the pipeline" that the proposed rate would be unjust and unreasonable.

The indexing mechanism does not set initial rates for a pipeline, which still generally must be cost based. However, a pipeline can file an initial rate based upon the agreement of at least one non-affiliated shipper, without filing full cost-of-service justification for the rate. If this negotiated rate is protested by another shipper, the pipeline will be required to justify the initial rate on a cost-of-service basis. The initial rate that is established by a pipeline becomes the pipeline's "Base Rate" for indexation.

COZ's current rates are based on settlements with its then current shippers in August 1995. The Company believes that COZ's current rates are just and reasonable and would withstand challenge under the FERC's cost based rate standards. Because of the complexity of rate making, however, the lawfulness of any rate is never assured.

The Company cannot predict how future regulation of interstate petroleum product pipelines may change or what impact such changes will have.

Intrastate Regulation. The intrastate operations of the CETEX pipeline are subject to regulation by the Texas Railroad Commission. Like interstate regulation, the Texas regulation requires that proposed intrastate tariff increases be filed with the Railroad Commission and allows shippers to challenge such increases.

Business of BPOC

In February of 1996, Old TransMontaigne participated with Old Sheffield in the formation of BPOC. Each company had a 45% interest in BPOC with the balance held by BPOC's management. Since the Merger, the Company holds a 90% interest in BPOC. BPOC is currently managing 15 small gathering systems for a major interstate pipeline company. In addition to earning a fee for the management of these systems it will be compensated for any additional volumes which it connects to these systems.

The gathering, processing and marketing sector of the natural gas industry is currently in a consolidation phase. As this consolidation takes place, it becomes more difficult for many companies to earn acceptable returns on smaller systems. Many producers that have operated their own facilities now realize they lack the skills necessary to maximize the return on their investments and prefer to monetize such assets in order to generate drilling capital.

The Company believes that additional opportunities, similar to BPOC's existing operations, will become available. Additionally, the Company believes that with the capital available to BPOC from the Company there will be opportunities to acquire gathering, processing and marketing assets at competitive prices. Quality customer service is a key objective of BPOC with new industry service standards being targeted for smaller downstream facilities.

Risk Factors and Cautionary Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 such as the words or phrases "believes", "is to be", "will depend", "will become" and "plans to" or similar expressions. The Company wishes to advise readers that the forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following:

 . the Company's thin margins on high volumes of products
 . volatility in the price of the Company's products
 . the risk that, to the extent the Company attempts to selectively hedge its inventory positions, those hedges are not effective
 . the risk that the Company could be required to recognize a financial statement loss through a lower of cost or market write down of inventories
 . compliance with current and possibly future environmental regulations
 . potential changes in the rates which applicable federal and state agencies allow the Company to charge for the use of its facilities

Employees

The Company had 136 employees at July 16, 1996. No employees are subject to representation by unions for collective bargaining purposes.

ITEM 2.  PROPERTIES

For information regarding the properties of COZ, see "Business of COZ", "Pipelines" and "Terminals" sections under Item 1. For information regarding the properties of Lion Oil Company, see "Lion Oil Company Investment" section under Item 1.

ITEM 3.   LEGAL PROCEEDINGS

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended April 30, 1996.

The following matters were submitted to a vote of security holders subsequent to April 30, 1996:

The stockholders of Old TransMontaigne acted by unanimous written consent to approve and adopt the Restated Agreement and Plan of Merger between Old Sheffield and Old TransMontaigne dated as of February 6, 1996 and the Merger contemplated thereby.

At a special meeting on June 3, 1996, the stockholders of Old Sheffield voted to approve and adopt the Restated Agreement and Plan of Merger between Old Sheffield and Old TransMontaigne dated as of February 6, 1996 and the Merger
contemplated thereby.   3,459,512 shares were entitled to vote.  2,500,418
shares voted.  The manner in which the votes were cast was:

                For                   2,478,308
                Against or Withheld      17,557
                Abstention                4,553

                                    PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Old Sheffield Common Stock had been traded on the American Stock Exchange (Emerging Company Marketplace) since December 14, 1993 under the symbol "SHE." There was no public market for Old TransMontaigne Common Stock. The shares of New Common Stock have been listed on the American Stock Exchange (Primary List) since completion of the Merger. The following table sets forth, for the periods indicated, the range of high and low per share sale prices for Old Sheffield Common Stock as reported on the American Stock Exchange (Emerging Company Marketplace) prior to the Merger, adjusted for the reverse stock split accomplished by the Merger, and the New Common Stock as reported on the American Stock Exchange (Primary List) subsequent to the Merger:

             Periods                                   Low      High
             -----------------------------------     -----------------
                      Pre Merger

             Three Month Periods Ended:
             September 30, 1994                        $4.57    $5.47
             December 31, 1994                         $3.36    $4.72
             March 31, 1995                            $2.89    $3.50
             June 30, 1995                             $3.04    $3.97
             September 30, 1995                        $3.65    $3.97
             December 31, 1995                         $3.36    $4.40
             March 31, 1996                            $3.04   $10.80

             Period:
             April 1, 1996 through June 3, 1996       $10.03   $17.94

                      Post Merger

             Period:
             June 5, 1996 through July 12, 1996       $11.00   $15.13

No dividends have been declared or paid on the Company's New Common Stock to date. No dividends were paid in 1996 or in 1995 on either the Old Sheffield Common Stock or the Old TransMontaigne Common Stock. The Company has no intention of paying dividends in the immediate future. The Company's current revolving credit facility contains restrictions on the payment of dividends.

At July 12, 1996, there were 171 holders of record of the New Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

Effective June 4, 1996, Old TransMontaigne merged with and into Old Sheffield. The Merger was accounted for as reverse acquisition. Therefore, this selected financial data is that of Old TransMontaigne for its fiscal years ended April 30, 1996 and 1995, the seven months ended April 30, 1994, and the fiscal years ended September 30, 1993, 1992 and 1991, and has been derived from the audited consolidated financial statements of Old TransMontaigne. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and the consolidated financial statements and notes thereto of Old TransMontaigne included in Item 8, "Financial Statements and Supplementary Data."

                                                            Seven months
                               Fiscal years ended               ended
                                     April 30,                April 30,         Fiscal years ended September 30,
                             ------------------------     -----------------  ----------------------------------------
                                 1996         1995               1994          1993          1992            1991
                             -----------   ----------     -----------------  ----------   -----------     -----------
STATEMENT OF
OPERATIONS DATE:

REVENUE                      $533,106,747  324,591,409       296,086,981      507,936,810   515,547,695  417,834,881

OPERATING INCOME (LOSS)         6,548,953      406,042        (1,509,581)      (1,710,242)   (1,930,614)  (3,368,105)

NET EARNINGS (LOSS)             4,617,969   (3,217,635)       (2,853,609)      (4,490,468)   (4,200,922)  (4,150,161)

EARNINGS (LOSS) PER  SHARE          $0.31        (1.32)            (1.15)           (1.85)        (1.73)       (1.62)


                                                 April 30,                                      September 30,
                               ---------------------------------------------  --------------------------------------------
                                   1996            1995            1996            1993            1992            1991
                               -------------    ------------   -------------  -------------    ------------    -----------
BALANCE SHEET DATA:

WORKING CAPITAL                $55,651,839      37,989,205     11,554,715     11,470,225       20,685,446      16,601,819

TOTAL ASSETS                   120,962,976     104,220,346     75,470,266     86,334,703       76,336,971      69,240,513

LONG-TERM DEBT,
excluding current maturities    28,948,867      36,945,610     37,671,329     33,953,590       35,256,698      25,476,695

STOCKHOLDER'S EQUITY            57,819,191      28,470,702      2,480,835      5,334,500        9,825,060      14,026,063


No common stock dividends were declared or paid during the periods presented.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Effective June 4, 1996, Old TransMontaigne merged with and into Old Sheffield. The Merger was accounted for as reverse acquisition. After the Merger, the previous holders of Old TransMontaigne Common Stock owned approximately 93% of the outstanding New Common Stock, and designees of Old TransMontaigne accounted for a majority of the Company's Board of Directors. Therefore, the following Management's Discussion and Analysis of Financial Condition and Results of Operations includes principally information for Old TransMontaigne and, where relevant, current information relating to the Company.

The Company is, and Old TransMontaigne was, a holding company which pursues, through its subsidiaries, business opportunities in the downstream sector of the petroleum industry. The Company's principal operating subsidiary is COZ, which is engaged in the transporting, storing and terminaling and the wholesale marketing of refined petroleum products (primarily unleaded gasoline, No. 2 diesel oil and jet fuel) in the mid-continent region of the United States and in the gathering, storing and transporting of crude oil in east Texas. COZ owns and operates 741 miles of pipeline (the NORCO pipeline, the Razorback pipeline and the CETEX pipeline) and ten storage or terminal facilities in seven states.

Old TransMontaigne recognized a $7,836,000 increase in net earnings to $4,618,000 for the year ended April 30, 1996, primarily due to significantly improved pipeline, terminal and products supply and distribution net operating margins and related increases in volumes of product transported, handled and sold at its principal operating locations, while also controlling general and administrative expenses and reducing interest charges. Old TransMontaigne incurred net losses from the year ended September 30, 1993 through the year ended April 30, 1995, primarily due to the under-utilization of its pipelines and terminals, realization of small or negative margins from bulk product sales and wholesale marketing activities and a lack of adequate equity capital. Pipeline utilization averaged 52% for the year ended April 30, 1996, 38% for the year ended April 30, 1995, 40% for the seven months ended April 30, 1995 and 36% for the year ended September 30, 1993. Terminal utilization averaged 53% for the year ended April 30, 1996, 50% for the year ended April 30, 1995, 50% for the seven months ended April 30, 1994, and 55% for the year ended September 30, 1993. The under-utilization of the pipelines and terminals was primarily the result of Old TransMontaigne's inability to finance the inventory required to more fully utilize these facilities. Net operating margins were insufficient to cover general and administrative expenses, depreciation and amortization, and interest and other financing costs which were incurred to support and finance its activities. Volatile market prices of refined petroleum products during these periods also resulted in losses from inventory write-downs and from the sales of products at prices lower than cost.

Subsequent to April 30, 1995, Old TransMontaigne established new inventory management policies, procedures and operating controls, and also added managerial personnel to supervise the products supply and distribution operations in an effort to control inventory levels and related carrying costs, and more effectively manage inventory price risks. The Company's Risk and Product Management Committee reviews the total inventory on a weekly basis in order to ensure compliance with the Company's inventory management policies, including all hedging activity. The Company has adopted policies whereby its net inventory position subject to price risk requires the prior approval of the Risk and Product Management Committee.

There can be no assurance that these actions will serve to reduce the level of inventory and successfully manage inventory price risks over the long term.

Liquidity and Capital Resources

The Company is continuing Old TransMontaigne's practice of securing sources of long-term capital prior to committing to new projects. In April 1995, Old TransMontaigne sold $30 million of common stock to institutional and individual investors. $20 million of this amount was advanced to COZ to reduce its bank debt. The remaining $10 million was invested in interest bearing instruments pending identification of further investment opportunities.

In December 1995, Old TransMontaigne entered into a new bank credit agreement with a money center bank which provides for revolving credit of up to $45 million, including cash advances and letters of credit. The credit agreement has a final maturity date of November 30, 1999 and provides for interest at either the bank's base rate or a designated premium over short-term Eurodollar rates. As of April 30, 1996, approximately $25 million was outstanding under the credit agreement.

In April 1996, Old TransMontaigne completed a private placement for $25 million of common stock at $5.50 per share to existing stockholders and institutional investors.

Since April 1995, Old TransMontaigne has raised $55 million in common equity and established a new $45 million revolving loan facility to provide working capital and to support letters of credit for COZ. At April 30, 1996, $55 million ($35 million in cash and $20 million of unused borrowing capacity) of this amount was available to fund new capital expenditures and acquisitions in the downstream petroleum industry.

Capital expenditures were $4,120,000, $750,000, $460,000 and $4,700,000 million for the years ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993, respectively.

The Company has budgeted approximately $15,000,000 for capital expenditures for the fiscal year ended April 30, 1997. Actual future capital expenditures will depend on numerous factors, including the availability of appropriate acquisitions; the demand for pipeline, terminaling and storage services; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability of financing on acceptable terms.

Old TransMontaigne had working capital of $55,650,000 at April 30, 1996. Management believes the Company's current working capital position, future cash provided by operating activities, borrowing capacity under its credit agreement and its relations with institutional lenders and equity investors should enable it to meet its future capital requirements, although there can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms.

Results of Operations

Old TransMontaigne's revenues were derived primarily from three activities: transporting refined petroleum products and crude oil in pipelines, storing and terminaling refined petroleum products and refined petroleum products supply and distribution. The Company's revenues are also derived primarily from these activities.

Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. The NORCO and Razorback pipelines transport refined petroleum products and their rates are regulated by the FERC. The CETEX pipeline transports crude oil and its rates are not regulated.

Terminal revenues are based on the volume of refined petroleum products handled, generally at a standard industry fee of 1/2 cent per gallon. Terminal fees are not regulated. Storage fees are generally based on a per gallon rate, which varies with the duration of the storage arrangement, the refined petroleum product stored and special handling requirements. The operating costs of the pipeline and terminal businesses include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental protection costs, materials and supplies.

The products supply and distribution business includes bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at very small margins. Wholesale distribution of refined petroleum products from proprietary and nonproprietary terminal truck loading rack locations are primarily represented by truck load sales of 8,000 gallons of refined petroleum product. These sales are generally also made at small margins.

Year Ended April 30, 1996 Compared to Year Ended April 30, 1995.

Revenue and operating information for the year ended April 30, 1996 and 1995 is summarized below.


                                                        Products
                                                        Supply and
                               Pipeline     Terminal    Distribution
                               Operations   Operations  Operations    Total
- ----------------------------------------------------------------------------
                                              (in thousands)
1996
- ----
   Volumes (1)                     18,902     587,000       958,000
   Revenues                       $ 9,577       3,346       520,184  533,107
   Net Operating Margin (2)         4,454       2,434         5,829   12,717


1995
- ----
   Volumes (1)                     13,721     547,000       620,000
   Revenues                       $ 5,827       3,145       315,619  324,591
   Net Operating Margin (2)         2,678       2,340           761    5,779

(1) Pipeline volumes are expressed in barrels (42 gallons per barrel), and terminal and products supply and distribution sales volumes are expressed in gallons.

(2)  Net operating margin represents revenues less direct operating expenses for
     pipeline and terminal operations, and revenues   less cost of  refined
     petroleum products purchased for products supply and distribution operations.

The net operating margin from pipeline operations increased 66% or $1,776,000, to $4,454,000 for the year ended April 30, 1996 as compared to $2,678,000 for the year ended April 30, 1995. This increase primarily was due to a 38% increase in volumes shipped and increased utilization which resulted in a 64% increase in revenues of $3,750,000 during the period. The increase in revenues partially was offset by a 63% increase in operating costs of $1,974,000, primarily due to incremental power costs due to increased volumes, additional personnel costs and reductions in the reimbursement of certain costs previously paid by third parties.

The net operating margin from terminal operations increased 4%, approximately $94,000, to $2,434,000 in 1996. This increase resulted from a 7% increase in volumes, primarily from the Little Rock, Arkansas terminal, offset in part by an increase in terminal operating costs of 13% in 1996.

The net operating margin from product sales increased $5,068,000 during the year ended April 30, 1996 compared to the year ended April 30, 1995, while net revenues increased $204,565,000 on additional volume of 338,000,000 gallons sold. The improved net margins were primarily due to increased bulk and rack product sales volumes, and higher market prices for products sold in the peak seasonal period of gasoline demand occurring in Old TransMontaigne's last fiscal quarter ended April 30, 1996, during which period gasoline prices reached a five year high of over $.70 per gallon.

During the year ended April 30, 1996, general and administrative expenses increased approximately 18% over the year ended April 30, 1995, primarily due to increases in salaries and related employee benefits costs associated with the hiring of additional personnel.

Equity in earnings of affiliates primarily represent Old TransMontaigne's share of the earnings of Lion Oil Company ("Lion"). Old TransMontaigne's 65% owned subsidiary, Continental Ozark Holdings, Inc. ("COH"), owns a 27.75% interest in Lion. Minority interest represents the other COH shareholders' interest in the earnings of Lion. During the year ended April 30, 1996, equity in earnings of affiliates (net of the related minority interests) increased to approximately $605,000 from approximately $295,000 for the year ended April 30, 1995, primarily due to improved crack spreads at Lion.

Interest expense represents interest on the revolving bank line of credit used to finance inventory and accounts receivable and interest on the Company's senior subordinated debentures. Interest expense decreased $588,074, or 19%, primarily as a result of lower average balances outstanding under the line of credit. Other financing costs include fees paid for letters of credit issued to product suppliers and loan commitment fees paid in connection with the revolving loan facility.

Interest income during the year ended April 30, 1996, was attributable to the investment in interest bearing securities of approximately $10 million of cash held for future investments during the period.

Primarily as a result of the increases in pipeline, terminal, and products supply and distribution net operating margins, reduction in interest expense and the increase in interest income, discussed above, net earnings for the year ended April 30, 1996 increased $7,836,000 to $4,618,000 from a loss of $3,218,000 for the year ended April 30, 1995.

Year Ended April 30, 1995 Compared to the Seven Months Ended April 30, 1994 and the Year Ended September 30, 1993.

Revenue and operating information for the year ended April 30, 1995, the seven months ended April 30, 1994 and year ended September 30, 1993 are summarized below:

                                                        Products
                                                        Supply and
                               Pipeline     Terminal    Distribution
                               Operations   Operations  Operations    Total
- ----------------------------------------------------------------------------
                                              (in thousands)
1995
- ----

Volumes (2)                            13,721     547,000  620,000
Revenues                              $ 5,827       3,145  315,619   324,591
Net Operating Margin (3)                2,678       2,340      761     5,779

1994 (seven months)
- ----

Volumes (2)                             8,654     321,100  645,000
Revenues                              $ 3,989       1,773  290,325   296,087
Net Operating Margin (loss) (3)         2,096       1,119   (1,902)    1,313

1993
- ----

Volumes (2)                            12,245     433,200  941,000
Revenues                              $ 6,167       2,476  499,294   507,937
Net Operating Margin (loss) (3)         2,848       1,817   (2,077)    2,588


(1)  The NORCO pipeline system was acquired in November 1992.
(2) Pipeline volumes are expressed in barrels (42 gallons per barrel), and terminal and products supply and distribution sales volumes are expressed in gallons.
(3)  Net operating margin represents revenues less direct operating expenses for
     pipeline and terminal operations, and revenues less cost of   refined
     petroleum products purchased for products supply and distribution operations.

Net operating margins from pipeline operations remained relatively constant over the periods. Net operating margins were $2,678,000 for the year ended April 30, 1995, $2,096,000 for the seven months ended April 30, 1994 and $2,848,000 for the year ended September 30, 1993.

Terminal operations generated net operating margins of $2,340,000 for the year ended April 30, 1995, $1,119,000 for the seven months ended April 30, 1994 and $1,817,000 for the year ended September 30, 1993. This increase in net operating margins during these periods was due primarily to the increased volumes and revenues attributable to the acquisition of the Little Rock south terminal in May 1993 and the increased utilization of the Rogers terminal. As a result, terminal operations volumes handled increased to 547,000,000 gallons for the year April 30, 1995 from 433,200,000 gallons for the twelve months ended September 30, 1993, and revenues increased to $3,145,000 from $2,476,000 for the earlier period. Although terminal operations volumes increased significantly during these periods, operating expenses remained relatively constant, thereby increasing the net operating margins in these periods.

Net operating margins (losses) on product sales were $761,000 for the year ended April 30, 1995, $(1,902,000) for the seven months ended April 30, 1994 and $(2,077,000) for the year ended September 30, 1993. During these periods, there were significant fluctuations in refined petroleum product purchase and sale prices reflecting the volatility of world-wide energy markets. In many cases this resulted in reduced or negative margins on sales of refined petroleum products and an inventory write-down. During the seven months ended April 30, 1994, Old TransMontaigne recorded a write-down of approximately $3,640,000 to reduce inventories to the lower of cost or market. The write-down was a result of a steep decline in refined petroleum product prices in the latter part of 1993.

Revenues from product sales also declined subsequent to April 30, 1994 as a result of discontinuing the business of a limited partnership in which Old TransMontaigne owned a one-third interest and was the managing general partner. The partnership conducted trading operations primarily in the cash market by purchasing and selling refined petroleum products and crude oil. While significant revenues were generated during the seven months ended April 30, 1994 and the year ended September 30, 1993, the effect on net earnings (losses) during these periods was not significant.

General and administrative expenses increased 32.1% from the year ended September 30, 1993 through the year ended April 30, 1995 as a result of the acquisition of the NORCO pipeline, the growth of the Razorback pipeline/Rogers terminal operations, the acquisition of the Little Rock south terminal, and the expansion of product supply and distribution activities, all of which increased personnel costs and related supporting administrative expenses.

There was a 4.4% increase in depreciation and amortization expense from the year ended September 30, 1993 through the year ended April 30, 1995, primarily due to the 1993 acquisition of the Little Rock south terminal.

Equity in earnings (losses) of affiliates, net of the related minority interest, was $295,000 in the year ended April 30, 1995, $479,000 in the seven months ended April 30, 1994, and $(59,000) in the year ended September 30, 1993.
During these periods, the operating results of Lion fluctuated widely as a result of volatile crude oil and refined petroleum products prices and crack spreads. During periods of fluctuating prices, Lion experiences reductions in crack spreads when market prices of refined petroleum products do not change in correlation to increases in crude oil prices.

Interest expense during the periods from 1993 through 1995 fluctuated with changes in the average outstanding loan balances and with changes in the interest rates on the loans, which ranged from 7% to 9% during these periods. The average outstanding loan balance increased from approximately $34,500,000 for the year ended September 30, 1993 to approximately $37,100,000 and $35,700,000 for the seven months ended April 30, 1994 and the year ended April 30, 1995, respectively. Interest expense also includes interest on outstanding senior subordinated debentures during these periods.

The loss on cancellation of aircraft lease of $287,000 recorded in the fourth quarter of the year ended April 30, 1995 was a non-recurring expense in connection with the termination of a long-term lease. The Company does not own or have any lease obligations with respect to corporate aircraft.

Old TransMontaigne incurred net losses for the year ended April 30, 1995, the seven months ended April 30, 1994, and the year ended September 30, 1993 of $3,218,000, $2,854,000 and $4,490,000, respectively, primarily as a result of the under-utilization of its pipeline and terminal facilities, a lack of adequate working capital to finance inventory requirements and the fluctuations in the net operating margins, discussed above.

Accounting Standards

Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of" (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. The adoption of this statement by the Company is not expected to have a significant effect on the financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued by the Financial Accounting Standards Board in October 1995. This standard addresses the timing and measurement of stock-based compensation expense. Entities electing to continue to follow Accounting Principles Board Opinion No. 25 (APB 25) must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The company has elected to retain the approach of APB 25, (the intrinsic value method), for recognizing stock-based compensation in the consolidated financial statements. The Company will include the disclosures required by SFAS 123 in future financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


As a result of the reverse acquisition of Old Sheffield by Old TransMontaigne, the historical financial statements of the Company required to be presented in this Item 8 for periods prior to the Merger are those of Old TransMontaigne. The consolidated financial statements of Old TransMontaigne are attached hereto beginning on page F-1.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
TransMontaigne Oil Company:


We have audited the accompanying consolidated balance sheets of TransMontaigne Oil Company and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Oil Company and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993, in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP


Denver, Colorado
June 20, 1996

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 1996 and 1995
- -------------------------------------------------------------------------------


Assets                                                              1996         1995
- ------                                                         -------------  -----------
Current assets:
  Cash and cash equivalents                                    $  38,403,234    1,801,828
  Trade accounts receivable                                       20,905,812   17,608,564
  Amounts receivable under stock purchase agreements                 -         30,000,002
  Inventories                                                     23,609,136   21,361,341
  Prepaid expenses and other                                       1,475,612      905,794
                                                               -------------  -----------
                                                                  84,393,794   71,677,529
                                                               -------------  -----------
Property, plant and equipment:
  Land                                                             1,072,798    1,047,324
  Plant and equipment                                             24,926,309   20,915,921
  Accumulated depreciation                                        (6,461,244)  (5,360,082)
                                                               -------------  -----------
                                                                  19,537,863   16,603,163
                                                               -------------  -----------
Investments and other assets:
  Investments                                                     15,830,006   14,798,228
  Other assets                                                       814,713      994,598
  Deferred debt issuance costs, net                                  386,600      146,828
                                                               -------------  -----------
                                                                  17,031,319   15,939,654
                                                               -------------  -----------
                                                               $ 120,962,976  104,220,346
                                                               =============  ===========
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Current portion of long-term debt                            $      -         1,103,826
  Trade accounts payable                                          10,698,199   22,365,444
  Inventory due under exchange agreements                          8,874,645    3,895,830
  Excise taxes payable                                             6,483,756    4,649,599
  Other accrued liabilities                                        2,685,355    1,673,625
                                                               -------------  -----------
                                                                  28,741,955   33,688,324
                                                               -------------  -----------

Long-term debt, less current portion                              28,948,867   36,945,610

Minority interests                                                 5,452,963    5,115,710



Stockholders' equity:
  Preferred stock, par value $.10; authorized
    3,000,000 shares, none issued                                      -            -
  Common stock, par value $.10 per share; authorized
    27,000,000 shares, issued and outstanding 19,331,171
    shares at April 30, 1996 and 14,780,715 shares
    at April 30, 1995                                              1,933,117    1,478,071
  Capital in excess of par value                                  61,187,476   36,912,002
  Accumulated deficit                                             (5,301,402)  (9,919,371)
                                                               -------------  -----------
                                                                  57,819,191   28,470,702
                                                               -------------  -----------
                                                               $ 120,962,976  104,220,346
                                                               =============  ===========


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended April 30, 1996 and 1995, Seven Months Ended April 30, 1994 and Year Ended September 30, 1993

- -----------------------------------------------------------------------------

                                               1996              1995            1994             1993
                                               ----              ----            ----             ----
Revenue:
  Product sales, pipeline tariffs
    and terminaling fees                  $ 533,106,747      324,591,409      296,086,981      507,936,810

Costs and expenses:
  Product costs and direct
    operating expenses                      520,389,482      318,811,953      294,773,790      505,348,576
  General and administrative                  4,998,771        4,226,123        2,156,817        3,199,223
  Depreciation and amortization               1,169,541        1,147,291          665,955        1,099,253
                                          -------------      -----------      -----------      -----------
                                            526,557,794      324,185,367      297,596,562      509,647,052
                                          -------------      -----------      -----------      -----------

      Operating income (loss)                 6,548,953          406,042       (1,509,581)      (1,710,242)

Other income (expenses):
  Interest income                               520,900               --               --              --
  Equity in earnings (losses)
    of affiliates                               942,216          407,208          710,626        (136,511)
  Minority interests                           (337,253)        (112,555)        (231,156)         77,802
  Interest expense                           (2,530,945)      (3,119,019)      (1,524,473)     (2,319,180)
  Other financing costs                        (333,155)        (393,031)        (228,468)       (354,195)
  Cancellation of aircraft lease                    __          (286,735)              --               --
                                          -------------      -----------      -----------      -----------
                                             (1,738,237)      (3,504,132)      (1,273,471)     (2,732,084)
                                          -------------      -----------      -----------      -----------

      Earnings (loss) before
        income taxes                          4,810,716       (3,098,090)      (2,783,052)     (4,442,326)

Income taxes - current                         (192,747)        (119,545)         (70,557)        (48,142)
                                          -------------      -----------      -----------      -----------
      Net earnings (loss)                 $   4,617,969       (3,217,635)      (2,853,609)     (4,490,468)
                                          =============      ===========      ===========      ===========
Weighted average common
  shares outstanding                         15,129,637        2,860,390        2,694,830       2,694,830
                                          =============      ===========      ===========      ===========
Earnings (loss) per common share                 $ 0.31            (1.32)           (1.15)           (1.85)
                                          =============      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended April 30, 1996 and 1995, Seven Months Ended April 30, 1994
and Year Ended September 30, 1993
- --------------------------------------------------------------------------------

                                                            Redeemable                  Capital in
                                                             preferred       Common      excess of     Accumulated
                                                              stock          stock       par value       deficit         Total
                                                            -----------     ---------    ---------      ---------      ----------
Balance at September 30, 1992                               $ 6,678,007       269,483      941,095      1,936,475       9,825,060

Preferred stock dividends (70,034 shares)                       490,238            --           --       (490,330)            (92)
Net loss                                                             --            --           --     (4,490,468)     (4,490,468)
                                                            -----------     ---------    ---------      ---------      ----------

Balance at September 30, 1993                                 7,168,245       269,483      941,095     (3,044,323)      5,334,500
Preferred stock dividends (36,921 shares)                       258,447            --           --       (258,503)            (56)
Net loss                                                             --            --           --     (2,853,609)     (2,853,609)
                                                            -----------     ---------    ---------      ---------      ----------

Balance at April 30, 1994                                     7,426,692       269,483      941,095     (6,156,435)      2,480,835

Preferred stock dividends (78,515 shares)                       545,195            --           --       (545,301)           (106)
Common stock issued in connection with
 conversion of preferred stock                               (7,971,887)      295,255    7,676,632             --              --
Common stock issued in connection with stock
 purchase agreements                                                 --       833,333   29,166,669             --      30,000,002
Common stock issued in connection with a merger                      --        80,000      120,000             --         200,000
Costs related to conversion of preferred stock and
 issuance of common stock                                            --            --     (992,394)            --        (992,394)
Net loss                                                             --            --           --     (3,217,635)     (3,217,635)
                                                            -----------     ---------    ---------      ---------      ----------

Balance at April 30, 1995                                            --     1,478,071   36,912,002     (9,919,371)     28,470,702
Common stock issued for cash                                         --       455,046   24,558,462             --      25,013,508
Costs related to issuance of common stock                            --            --     (282,988)            --        (282,988)
Net earnings                                                         --            --           --      4,617,969       4,617,969
                                                            -----------     ---------    ---------      ---------      ----------

Balance at  April 30, 1996                                  $        --     1,933,117   61,187,476     (5,301,402)     57,819,191
                                                            ===========     =========    =========      =========      ==========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended April 30, 1996 and 1995, Seven Months Ended April 30, 1994
and Year Ended September 30, 1993
- --------------------------------------------------------------------------

                                                                  1996          1995         1994         1993
                                                                  ----          ----         ----         ----
Cash flows from operating activities:
  Net  earnings                                                 $  4,617,969   (3,217,635)  (2,853,609)  (4,490,468)
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                1,169,541    1,147,291      665,955    1,099,253
      Equity in (earnings) losses of affiliates                     (942,216)    (407,208)    (710,626)     136,511
      Minority interests                                             337,253      112,555      231,156      (77,802)
      Dividends received from affiliates                               -          125,000       75,000       40,000
      Loss on cancellation of aircraft lease                           -          286,735          -            -
      Write-off of noncurrent receivable                               -          190,000          -            -
      Loss (gain) on disposition of assets                           167,459     (127,645)         -         (4,623)
      Changes in operating assets and liabilities,
        net of noncash activities:
         Trade accounts receivable                                (3,297,248)   1,283,422  (10,201,357)   1,239,836
         Inventories                                              (2,247,795)  (1,591,906)  23,107,751   (8,756,709)
         Prepaid expenses and other                                 (569,818)     169,196     (567,652)     (63,513)
         Trade accounts payable                                  (10,979,599)    (641,400) (12,845,989)  11,540,616
         Inventory due under exchange
           agreements                                              4,978,815    2,726,995   (1,801,431)   2,038,399
         Excise taxes payable and other
           accrued liabilities                                     2,845,886     (291,980)   2,713,551    2,302,687
                                                                ------------    ---------    ---------    ---------
               Net cash provided (used)
                 by operating activities                          (3,919,753)    (236,580)  (2,187,251)   5,004,187
                                                                ------------    ---------    ---------    ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment                      (4,124,264)    (747,774)    (461,888)  (4,730,726)
  Proceeds from sale of assets                                       320,210      260,585         -           8,245
  Decrease (increase) in other assets                               (377,323)     253,627     (579,181)     107,589
                                                                ------------    ---------    ---------    ---------
               Net cash used by investing
                 activities                                       (4,181,377)    (233,562)  (1,041,069)  (4,614,892)
                                                                ------------    ---------    ---------    ---------

Cash flows from financing activities:
  Borrowings (repayments) of long-term debt, net                  (9,100,568)     166,397    3,691,941   (1,315,608)
  Deferred debt issuance costs                                      (239,772)       -             -           -
  Cash dividends paid on preferred stock                                -            (106)         (56)         (92)
  Cash received in connection with merger                               -         200,000         -           -
  Common stock issued for cash                                    25,013,508        -             -           -
  Stock subscription received in cash                             30,000,002        -             -           -
  Costs paid relating to conversion of preferred
    stock and issuance of common stock                              (970,634)    (304,748)        -           -
                                                                ------------    ---------    ---------    ---------
               Net cash provided (used) by
                 financing activities                             44,702,536       61,543    3,691,885   (1,315,700)
                                                                ------------    ---------    ---------    ---------
               Increase (decrease) in cash
                 and cash equivalents                             36,601,406     (408,599)     463,565     (926,405)

Cash and cash equivalents at beginning of period                   1,801,828    2,210,427    1,746,862    2,673,267
                                                                ------------    ---------    ---------    ---------

Cash and cash equivalents at end of period                      $ 38,403,234    1,801,828    2,210,427    1,746,862
                                                                ============     =========    =========    =========
Supplemental disclosure of cash flow information -
  Noncash investing and financing activities -
    Costs accrued relating to conversion of
      preferred stock and issuance of common stock             $      -           687,646         -           -
                                                                ============     =========    =========    =========



See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 1996 and 1995

- --------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     (a)  Nature of Business and Basis of Presentation

          TransMontaigne Oil Company ("the Company") is a holding company which pursues, through its subsidiaries, business opportunities in the downstream sector of the petroleum industry. The Company's principal operating subsidiary is engaged in the business of pipelining, terminaling, storing and selling refined petroleum products principally in the Mid-Continent region of the United States.

          Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented, and in the disclosures of commitments and contingencies. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results will differ from those estimates. The Company provides short-term credit to its customers which, with the exception of related parties, are generally all wholesale distributors of these products. The Company requires collateral, such as letters of credit, liens on products, and guarantees on a customer by customer basis. The Company maintains allowances for potential uncollectible accounts receivable, which historically have been minimal.

     (b)  Principles of Consolidation

          The accompanying consolidated financial statements include, collectively, the Company and its wholly owned subsidiary, Continental Ozark, Inc. (COZ), and COZ's wholly owned subsidiaries and COZ's 65% owned subsidiary, Continental Ozark Holding, Inc. (COH). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

          The Company considers all short-term investments with a maturity of three months or less when acquired to be cash equivalents.

     (d)  Inventories

          Inventories of refined products are stated at the lower of last-in, first-out (LIFO) cost or market. Refined products due from third parties under exchange agreements are included in inventory and recorded at current replacement cost. Refined products due to third parties under exchange agreements are recorded at current replacement cost. Adjustments resulting from changes in current replacement cost for refined products due to or from third parties under exchange agreements are reflected in cost of products sold. The exchange agreements are generally for a term of 30 days and are generally settled by delivering product to or receiving product from the party to the exchange.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Property, Plant and Equipment

          Depreciation of equipment is provided by the straight-line and double-declining balance methods. Depreciation of all other assets is provided by the straight-line method. Estimated useful lives are 25 years for plant, which includes buildings, storage tanks and pipelines and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost.

     (f)  Investment in Lion Oil Company

          The Company's investment in Lion Oil Company ("Lion") is accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of Lion as incurred rather than as dividends or other distributions are received.

     (g)  Recognition of Revenue

          Revenue from the sale of refined petroleum products is recorded at the time title and risk of ownership pass. Transfers of products to or from third parties under exchange agreements do not culminate the earnings process and are recorded as inventory and liability transactions with no effect on income.

     (h)  Deferred Debt Issuance Costs

          Deferred debt issuance costs related to senior subordinated debentures and the long-term credit agreements are amortized on the interest method over the term of the underlying debt instrument. Accumulated amortization was $164,970 and $101,332 at April 30, 1996 and 1995, respectively.

     (i)  Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     (j)  Minority Interests

          Minority interests consist of ownership interests in COH attributable to shareholders other than the Company.

     (k)  Inventory Management

          The Company manages the risk associated with fluctuations in the price of refined petroleum products inventory and purchase and sales commitments, and may selectively enter into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recorded in inventory and are recognized when the inventory is sold. Since February 1996, the Company has also engaged in the trading of futures contracts. Gains and losses from these trading activities are recognized as they occur.

          The Company's Risk and Product Management Committee reviews the total inventory position on a weekly basis in order to ensure compliance with the Company's inventory management policies, including all hedging and trading activities. The Company has adopted policies whereby its net inventory position subject to price risk requires the prior approval of the Risk and Product Management Committee.

          At April 30, 1996, the Company had no net open futures contracts designated as hedges, and there were no deferred hedging gains or losses.

          In connection with its trading activities, the Company had outstanding contracts to sell 50,000 barrels of products and contracts to purchase 50,000 barrels of product at April 30, 1996. The unrealized loss relating to such contracts of approximately $267,000 has been charged to operations for the year ended April 30, 1996. The net trading loss on futures contracts of approximately $40,000 for the period from the commencement of trading activities to April 30, 1996 has been included in product costs and direct operating expenses in the accompanying statements of operations.

          Product futures contracts are traded on the New York Merchantile Exchange (NYMEX). The change in market value of NYMEX-traded futures contracts requires daily cash settlements in margin accounts with brokers. NYMEX future contracts are guaranteed by the NYMEX and have nominal credit risk. The Company is exposed to credit risk in the event the counterparties to other third party agreements are not able to perform their contractual obligations.

     (l)  Earnings (Loss) Per Common Share

          Earnings (loss) per common share has been computed by application of the treasury stock method, calculated based on the weighted average number of common shares outstanding during the period after giving effect to preferred stock dividends. The assumed conversion of the outstanding shares of convertible preferred stock was anti-dilutive for all periods presented prior to the conversion of all outstanding shares of preferred stock into common stock effective April 26, 1995.

     (m)  Reclassifications

          Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the classifications used in 1996.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------

(2) Inventories

                                                     1996           1995
                                                     ----           ----

     Refined petroleum products                  $ 12,387,371     12,929,837
     Refined petroleum products due from
       third parties under exchange agreements     11,208,859      8,421,611
     Other                                             12,906          9,893
                                                 ------------     ----------
                                                 $ 23,609,136     21,361,341
                                                 ============     ==========

    During the seven months ended April 30, 1994, the Company recorded an adjustment of approximately $3,640,000 to reduce inventories to the lower of cost or market, calculated as of December 31, 1993.

    If the lower of average or replacement cost method of accounting had been used instead of the LIFO method for valuing refined petroleum products, inventories would have been $5,779,000 and $5,996,000 greater than reported at April 30, 1996 and 1995, respectively.

    During the year ended April 30, 1995 and the seven months ended April 30, 1994 inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at costs which prevailed in prior years. The effect of the liquidations was to decrease product costs and decrease the net loss for the year ended April 30, 1995 by approximately $863,000 and increase product costs and the net loss for seven months ended April 30, 1994 by approximately $904,000.

    The Company's refined petroleum products inventory consists primarily of gasoline and distillates. A significant portion of this inventory represents line fill and tank bottoms. This portion of the inventory is required for operating balances in the conduct of the Company's daily distribution activities and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties.

(3) Property, Plant and Equipment

                                                     1996           1995
                                                     ----           ----
     Land                                         $ 1,072,798     1,047,324
     Terminals and equipment                        6,230,696     5,764,874
     Pipelines, rights of way and equipment        17,182,135    13,960,421
     Other plant and equipment                      1,513,478     1,190,626
                                                  -----------    ----------
                                                   25,999,107    21,963,245
     Less accumulated depreciation                  6,461,244     5,360,082
                                                  -----------    ----------
                                                  $19,537,863    16,603,163
                                                  ===========    ==========

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------

(4) Investment in Lion

    The Company, through its 65% ownership of COH, effectively owns 18% of the common stock of Lion. At April 30, 1996 and 1995, the Company's investment in Lion was approximately $15,494,000 and $14,497,000, respectively, and the minority interests were approximately $5,453,000 and $5,116,000, respectively.

    Summarized balance sheet information for Lion as of April 30, 1996 and 1995 is as follows:

                                                    1996           1995
                                                    ----           ----
                                                        (in thousands)
     Assets:
      Current assets                              $ 94,403        95,610
      Property, plant and equipment, net            68,436        71,186
      Other assets                                   4,948         1,926
                                                  --------       -------
                                                  $167,787       168,722
                                                  ========       =======

     Liabilities and stockholders' equity:
      Current liabilities                         $ 40,454        37,273
      Long-term debt                                62,140        71,239
      Deferred income taxes                          9,353         7,962
      Stockholders' equity                          55,840        52,248
                                                  --------       -------
                                                  $167,787       168,722
                                                  ========       =======

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------


    Summarized statement of operations information for Lion for the years ended April 30, 1996, 1995, 1994 and 1993 is as follows:


                                   1996         1995         1994        1993
                                  ----         ----         ----        ----
                                                  (in thousands)
     Net sales                  $ 566,812      525,037      477,573     493,244
     Cost of sales                549,210      511,655      462,491     484,020
                                ---------      -------      -------     -------

          Gross profit             17,602       13,382       15,082       9,224

     Selling, general and
      administrative expenses       5,996        5,763        5,224       4,968
     Management fees                1,467          532        1,166          55
                                ---------      -------      -------     -------

          Operating income         10,139        7,087        8,692       4,201

     Interest expense and other
      (income), net                 4,260        4,939        4,002       3,944
                                ---------      -------      -------     -------
          Earnings before
            income tax              5,879        2,148        4,690         257

     Income tax expense             2,288          892        1,831         129
                                ---------      -------      -------     -------

          Net earnings          $   3,591        1,256        2,859         128
                                =========      =======      =======     =======

    The Company has $2,600,000 of letters of credit outstanding to a bank to assist Lion in obtaining financing. No outstanding obligations exist under these letters of credit as of April 30, 1996.

(5) Long-term Debt

    Long-term debt at April 30, 1996 and 1995 is as follows:

                                                    1996           1995
                                                    ----           ----
                                                        (in thousands)
     12 3/4% senior subordinated debentures net
       of discount (face amount $4,000,000)        $ 3,948,867    3,938,468
     Line of credit with a bank                     25,000,000   33,000,000
     Note payable to a bank at its prime rate
       plus 1/2% repaid in May 1995                     --        1,100,000
     Other                                              --           10,968
                                                   -----------   ----------
                                                    28,948,867   38,049,436
     Less current portion                               --       (1,103,826)
                                                   -----------   ----------
                                                   $28,948,867   36,945,610
                                                   ===========   ==========

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------

(5) Long-term Debt (continued)

    In March 1991, the Company issued 12 3/4% senior subordinated debentures which are guaranteed by certain subsidiaries and are due December 15, 2000, with interest payable semi-annually on June 15 and December 15. The debentures are subject to a required redemption of $2,000,000 on December 15, 1999 and December 15, 2000. The debentures may be prepaid prior to maturity at a premium, under certain circumstances. In conjunction with the issuance of these debentures, the Company issued warrants to purchase 248,686 shares of the Company's common stock. The warrant exercise price was reduced effective April 26, 1995 from $6.10 per share to $3.60 per share, through December 15, 2000.

    On December 7, 1995 the Company entered into a revolving line of credit with a major bank ("the Credit Agreement"). The aggregate commitment for outstanding letters of credit and revolving note advances is up to $45,000,000 through November 30, 1999. The funds advanced under this line are used principally to fund working capital requirements of the Company and to issue letters of credit to persons with whom the Company and its subsidiaries do business. Borrowings under the Credit Agreement bear interest at a rate per year equal to the bank's announced base rate, or at the Company's election, a Eurodollar interest rate option. The interest rate at April 30, 1996 was 6.875%.

    As of April 30, 1996, the Company had $25,000,000 outstanding under the Credit Agreement and its subsidiary, COZ, had outstanding standby letters of credit to product suppliers and a bank (see Note 4) totaling approximately $3,200,000 at April 30, 1996. Actual obligations to such suppliers at April 30, 1996 are included in trade accounts payable.

    The Credit Agreement contains a negative pledge covenant by the Company and its subsidiaries and is secured by the stock of the subsidiaries. The Credit Agreement contains financial ratio tests relating to consolidated income from operations, consolidated funded debt, liquidity and consolidated tangible net worth, working capital and tangible net worth. As of April, 1996, the Company was in compliance with all of such tests.

    Maturities of long-term debt for fiscal years subsequent to 1996 are as follows:



          1997                              $    --
          1998                                   --
          1999                                   --
          2000                               27,000,000
          2001                                1,948,867
                                            -----------
                                            $28,948,867
                                            ===========

    Cash payments for interest were approximately $2,994,000, $2,478,000, $1,741,000 and $2,230,000 for the years ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993, respectively.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- --------------------------------------------------------------------------------

(6) Disclosures About Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each of on and off-balance sheet financial instruments, along with the methods and assumptions used to estimate such fair values at April 30, 1996:

    Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable

    The carrying amount approximates fair value because of the short term maturity of these instruments.

    Long-term Debt

    The carrying value of the line of credit approximates its fair value, as the line bears interest at a variable rate.

    The carrying value of the 12 3/4% senior subordinated debentures approximates the estimated fair value of the debentures, as the effective interest rate of the debentures approximates the current market rate for similar debt instruments.

    Futures Contracts

    The carrying value and fair value of the futures contracts entered into for trading purposes was a liability of approximately $267,000, based on the quoted market price of the related futures contracts at April 30, 1996.

    Limitations

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------

(7) Redeemable Convertible Preferred Stock

    In March 1991, the Company issued 857,143 shares of voting redeemable Series A cumulative convertible preferred stock at $7.00 per share which had a liquidation and mandatory redemption price of the same amount. This preferred stock had one vote per share. Dividends on the preferred stock were payable quarterly, at 7.15% per annum of the liquidation value outstanding, in additional shares of preferred stock or, at the Company's option, in cash.

    Effective as of April 26, 1995 all outstanding shares of preferred stock were converted into common stock.

(8) Shareholders' Equity

    (a) Common Stock

        Effective as of April 26, 1995, the Company (then Continental Ozark Corporation) and TransMontaigne Oil Company, ("TransMontaigne") entered into a Merger Agreement pursuant to which all of the outstanding shares of common stock of TransMontaigne were converted into 800,000 shares of common stock of Continental Ozark Corporation. Upon consummation of the merger, the Company received $200,000 in cash and changed its name to TransMontaigne Oil Company. The merger was accounted for as an acquisition of TransMontaigne by the Company using the purchase method of accounting. TransMontaigne had no operations prior to April 26, 1995. Concurrently, the Company entered into a series of Stock Purchase Agreements and other related transactions, with certain institutional and individual investors pursuant to which the Company issued 8,333,334 shares of the Company's common stock for $30,000,002.

        Effective as of April 26, 1995, the Company and the holders of its redeemable convertible preferred stock entered into a Conversion Agreement pursuant to which all of the outstanding shares of preferred stock of the Company were converted into 2,952,551 shares of common stock of the Company.

        Effective as of April 17, 1996 the Company completed a private placement of 4,545,456 shares of common stock at $5.50 per share for proceeds of $25,000,008.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------


   (b)  Stock Options

        The Company has adopted two stock option plans, (the "1991 Plan" and the "1995 Plan") under which stock options may be granted to key employees of the Company. Under the 1991 Plan, the Company may grant options for up to 300,000 shares of common stock at prices and for terms as determined by the Administrative Committee of the 1991 Plan. The Company has reserved 1,000,000 shares of common stock for options that may be granted under the 1995 Plan. Options granted under the 1995 Plan are exercisable at prices determined by the Incentive Plan Committee, however, in no event shall the price be less than the fair market value of the stock on the date of grant. Options under the 1995 Plan expire at such time as the Incentive Plan Committee determines, but no later than seven years from the date of grant.

        Changes in stock options outstanding for the year ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993 are as follows:


                                1991 Plan                  1995 Plan
                         -----------------------      --------------------
                                        Option                     Option
                                       price per                  price per
                          Shares         share        Shares        share
                          ------         -----        ------       -----

   Outstanding at
     September 30, 1992
       and 1993          220,254      $3.50 - 6.10       --       $   --
   Forfeited            (124,500)             6.10       --           --
   Granted                  --              --        124,500              2.70
                        --------      ------------    -------      ------------

   Outstanding at
     April 30, 1994       95,754       3.50 - 6.10    124,500              2.70
      Granted               --              --        358,000              2.70
                        --------      ------------    -------      ------------

   Outstanding at
     April 30, 1995       95,754       3.50 - 6.10    482,500              2.70
   Granted                  --              --        421,746       3.60 - 5.50
   Exercised                --              --         (5,000)             2.70
                        --------      ------------    -------      ------------

   Outstanding at
     April 30,1996        95,754      $3.50 - 6.10    899,246      $2.70 - 5.50
                        ========      ============    =======      ============
   Exercisable at
     April 30, 1996       95,754      $3.50 - 6.10    718,373      $2.70 - 5.50
                        ========      ============    =======      ============

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------

(9) Income Taxes

    Income tax expense, consisting solely of state income taxes, was $192,747, $119,545, $70,557 and $48,142 for the years ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993, respectively. Income tax expense differs from the amount computed by applying the U.S. federal corporate income tax rate of 34% to pretax earnings (loss) as a result of the following:


                                                     1996         1995           1994         1993
                                                     ----         ----           ----         ----

    Computed "expected"
      tax expense                                $ 1,636,000    (1,053,000)    (946,000)    (1,510,000)
    Increase (reduction) in income
          taxes resulting from:
            Increase (decrease) in the
              valuation allowance for
              deferred tax assets
              allocated to income tax
              expense                             (1,785,000)    1,174,000    1,032,000      1,617,000
            State income taxes, net of
              federal income
               tax benefit                           127,000        79,000       47,000         40,571
            Other, net                               214,747       (80,455)     (62,443)       (99,429)
                                                 -----------     ---------    ---------      ---------
                Income tax expense               $   192,747       119,545       70,557         48,142
                                                 ===========     =========    =========      =========

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------

(9) Income Taxes (continued)

    The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1996 and 1995 are as follows:


                                                           1996           1995
                                                           ----           ----

    Deferred tax assets:
      Inventories, principally due to difference
         in costing method used for tax purposes       $ 2,196,000     2,278,000
      Unrealized commodity futures contract losss          102,000       426,000
      Future deductible amounts for income tax
         purposes resulting from a change in the
         method of accounting for inventories               --         1,038,000
      Net operating loss carryforwards                   5,670,000     5,560,000
      Alternative minimum tax credit carryforwards          24,000        24,000
                                                        ----------    ----------

           Total gross deferred tax assets               7,992,000     9,326,000

      Less valuation allowance                          (4,474,000)   (6,259,000)
                                                        ----------    ----------

           Net deferred tax assets                       3,518,000     3,067,000

    Deferred tax liabilities:
      Plant and equipment, principally due to
         differences in depreciation methods            (2,994,000)   (2,778,000)
      Investments in affiliated company, principally
         due to undistributed earnings                    (524,000)     (289,000)
                                                        ----------    ----------
           Net deferred taxes                           $    --            --
                                                        ==========    ==========

    The Company changed its year-end for income tax purposes from December 31 to April 30, effective in 1995. The Company also changed its method of accounting for inventories for income tax purposes effective January 1, 1994. The effect of this change was approximately $8,200,000 at January 1, 1994, and, under the provisions of the Internal Revenue Code, this amount is deductible over a 3-year period.

    At April 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $14,923,000 which are available to offset future federal taxable income, if any, through 2009. In addition, the Company has alternative minimum tax credit carryforwards of approximately $24,000 available to reduce future federal regular income taxes, if any, which can be carried forward indefinitely.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------

      Under SFAS 109, the Company provides for deferred income taxes on the undistributed net earnings of Lion. Under the transition rules in SFAS 109, the Company is not required to recognize a deferred tax liability of approximately $6,100,000 for the undistributed net earnings of Lion which arose prior to the adoption of SFAS 109 because the Company currently does not expect those undistributed earnings to become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized on these undistributed earnings when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through the receipt of dividends or the sale of the investment.

      The Company paid state income taxes of approximately $106,000, $138,000, and $45,000 for the years ended April 30, 1996 and 1995 and the seven months ended April 30, 1994, respectively.

(10)  Related Party Transactions

      The Company had sales of $3,380,000, $884,000, $6,698,000 and $7,691,000 and purchases of $33,879,000, $28,997,000, $15,710,000 and $52,050,000 for
      the years ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993, respectively, to companies affiliated by common ownership.

      Related party balances at April 30, 1996 and 1995:

                                                     1996           1995
                                                     ----           ----
            Accounts receivable                    $ 90,498        45,549
            Accounts payable                         84,034     1,270,335

(11)  New Accounting Standards

      Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. The adoption of this statement by the Company is not expected to have a significant effect on the financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

- -------------------------------------------------------------------------------

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) was issued by the Financial Accounting Standards Board in October 1995. This standard addresses the timing and measurement of stock-based compensation expense. Entities electing to continue to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, (APB 25) must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company has elected to retain the measurement approach of APB 25, (the intrinsic value method) for recognizing stock-based compensation in the consolidated financial statements. The Company will include the disclosures required by SFAS 123 in future financial statements.

(12)  Subsequent Event

       On June 4, 1996 the Company merged (the "Merger") with Sheffield Exploration Company, Inc., a Delaware corporation ("Old Sheffield"), pursuant to the Restated Agreement and Plan of Merger dated as of February 6, 1996 between the Company and Old Sheffield (the "Merger Agreement").

       As a result of the Merger, the Company merged into Old Sheffield, which became the surviving corporation of the Merger, and (i) each share of common stock of the Company issued and outstanding immediately prior to the closing of the Merger was converted at the closing into the right to receive one share of common stock of the surviving corporation ("New Common Stock"), (ii) each 2.432599 shares of Old Sheffield common stock issued and outstanding immediately prior to the closing of the Merger became one share of New Common Stock, (iii) the name of Old Sheffield was changed to TransMontaigne Oil Company and (iv) the number of authorized shares of New Common Stock was increased to 40,000,000.

       The Merger constituted a reverse acquisition of Old Sheffield by the Company, in that Old Sheffield survived the Merger, but is owned approximately 93% by the former stockholders of the Company.

       Pro forma results of the Company, assuming the Merger had occurred at the beginning of fiscal 1996 or 1995, would not be materially different from the results reported.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
Lion Oil Company and Subsidiary:


We have audited the accompanying consolidated balance sheets of Lion Oil Company and subsidiary as of April 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lion Oil Company and subsidiary as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of May 1, 1993.



                                       KPMG Peat Marwick LLP



Jackson, Mississippi
July 19, 1996

                       LION OIL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets

                           April 30, 1996 and 1995


                         Assets                                 1996            1995
                         ------                                 ----            ----
Current assets:
  Cash and cash equivalents                                 $  4,986,616      11,909,536
  Trade accounts receivable, less allowance for
   doubtful accounts of $50,000 in 1996 and 1995              25,590,926      26,812,439
  Inventories                                                 60,224,008      51,921,402
  Refundable income taxes                                        145,796       1,564,965
  Current portion of deferred income taxes                       231,083          82,822
  Prepaid expenses and other current assets                    3,224,217       3,319,025
                                                            ------------     -----------
        Total current assets                                  94,402,646      95,610,189
                                                            ------------     -----------
Property, plant and equipment                                109,587,635     105,757,497
  Less accumulated depreciation                               41,151,991      34,571,855
                                                            ------------     -----------
        Net property, plant and equipment                     68,435,644      71,185,642
                                                            ------------     -----------
Deferred turnaround costs, less accumulated amortization
  of $113,094 in 1996 and $3,193,435 in 1995                   3,970,002       1,405,162
Other assets                                                     978,230         520,911
                                                            ------------     -----------
                                                            $167,786,522     168,721,904
                                                            ============     ===========
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Trade accounts payable                                    $ 24,044,275      19,888,675
  Current installments of long-term debt                       3,142,857       3,142,857
  Accrued expenses and other current liabilities              10,825,954      10,040,495
  Inventory due under finished product exchange agreements     2,440,410       4,181,611
  Income taxes currently payable                                      --          19,187
                                                            ------------     -----------
        Total current liabilities                             40,453,496      37,272,825
                                                            ------------     -----------

Long-term liabilities:
  Long-term debt, excluding current installments              62,140,264      71,238,909
  Deferred income taxes                                        9,353,122       7,961,907
                                                            ------------     -----------
        Total long-term liabilities                           71,493,386      79,200,816
                                                            ------------     -----------

Stockholders' equity:
  Common stock of $.10 par value. Authorized
   12,000,000 shares; issued 8,649,600 shares                    864,960         864,960
  Additional paid-in capital                                   8,572,140       8,572,140
  Retained earnings                                           46,402,540      42,811,163
                                                            ------------     -----------
        Total stockholders' equity                            55,839,640      52,248,263
                                                            ------------     -----------
                                                            $167,786,522     168,721,904
                                                            ============     ===========

See accompanying notes to consolidated financial statements.

                       LION OIL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Earnings

                  Years ended April 30, 1996, 1995 and 1994


                                                      1996            1995           1994
                                                      ----            ----           ----
Net sales                                        $  566,811,346    525,036,778    477,573,034
Cost of sales                                       549,209,750    511,654,771    462,491,358
                                                 --------------    -----------    -----------
      Gross profit                                   17,601,596     13,382,007     15,081,676

Selling, general and administrative expenses          5,995,898      5,763,021      5,223,310
Management fees                                       1,466,715        531,946      1,166,099
                                                 --------------    -----------    -----------
      Operating income                               10,138,983      7,087,040      8,692,267
                                                 --------------    -----------    -----------
Other income (expense):
  Interest and other financing costs                 (4,546,844)    (5,214,396)    (4,187,176)
  Interest income                                        50,831         42,009         41,127
  Miscellaneous, net                                    236,407        233,124        143,347
                                                 --------------    -----------    -----------
                                                     (4,259,606)    (4,939,263)    (4,002,702)
                                                 --------------    -----------    -----------
      Earnings before income taxes                    5,879,377      2,147,777      4,689,565

Income tax expense                                    2,288,000        891,500      1,830,887
                                                 --------------    -----------    -----------
      Net earnings                               $    3,591,377      1,256,277      2,858,678
                                                 ==============    ===========    ===========

See accompanying notes to consolidated financial statements.

                        LION OIL COMPANY AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                   Years ended April 30, 1996, 1995 and 1994


                                         Common stock           Additional                      Total
                                  -------------------------      paid-in        Retained     stockholders'
                                   Shares           Amount       capital        earnings        equity
                                  ---------         -------     ----------     ----------    -------------
Balance at April 30, 1993         8,649,600      $  864,960     8,572,140      38,696,208     48,133,308

Net earnings for 1994                    --              --            --       2,858,678      2,858,678
                                  ---------         -------     ---------      ----------     ----------

Balance at April 30, 1994         8,649,600         864,960     8,572,140      41,554,886     50,991,986

Net earnings for 1995                    --              --            --       1,256,277      1,256,277
                                  ---------         -------     ---------      ----------     ----------

Balance at April 30, 1995         8,649,600         864,960     8,572,140      42,811,163     52,248,263

Net earnings for 1996                    --              --            --       3,591,377      3,591,377
                                  ---------         -------     ---------      ----------     ----------

Balance at April 30, 1996         8,649,600      $  864,960     8,572,140      46,402,540     55,839,640
                                  =========         =======     =========      ==========     ==========

See accompanying notes to consolidated financial statements.

                        LION OIL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                   Years ended April 30, 1996, 1995 and 1994

                                                                 1996                   1995                     1994
                                                                 ----                   ----                     ----
Increase (decrease) in cash and cash equivalents:
    Cash flows from operating activities:
      Cash received from customers                         $  570,221,293            520,302,240              490,889,065
      Cash paid to suppliers and employees                   (555,154,833)          (521,484,138)            (448,637,782)
      Interest and dividends received                              50,831                 42,009                   41,127
      Other operating income received                             217,354                203,285                  170,529
      Interest paid (net of amount capitalized)                (4,798,264)            (5,034,862)              (4,108,359)
      Income taxes refunded (paid)                                365,831             (1,992,419)               2,375,937
                                                             ------------           ------------             ------------
              Net cash provided (used) by
                operating activities                           10,902,212             (7,963,885)              40,730,517
                                                             ------------           ------------             ------------

    Cash flows from investing activities:
      Capital expenditures                                     (4,653,406)            (6,510,499)             (12,458,711)
      Deferred turnaround costs                                (4,083,095)                    --                       --
      Proceeds from sale of equipment                             342,586                211,233                   33,097
                                                             ------------           ------------             ------------
              Net cash used by investing activities            (8,393,915)            (6,299,266)             (12,425,614)
                                                             ------------           ------------             ------------

    Cash flows from financing activities:
      Proceeds from lines of credit                           730,247,950            699,044,595              609,001,450
      Principal payments on lines of credit                  (735,995,481)          (716,299,571)            (617,412,186)
      Proceeds from long-term debt and note payable            15,303,648             42,199,862                  232,287
      Principal payments on long-term
        debt and note payable                                 (18,654,762)           (15,468,199)              (9,284,526)
      Additions to debt issue costs                              (332,572)              (495,910)                (458,813)
                                                             ------------           ------------             ------------
              Net cash provided (used) by
                financing activities                           (9,431,217)             8,980,777              (17,921,788)
                                                             ------------           ------------             ------------

              Net increase (decrease) in cash
                and cash equivalents                           (6,922,920)            (5,282,374)              10,383,115

Cash and cash equivalents at beginning of year                 11,909,536             17,191,910                6,808,795
                                                             ------------           ------------             ------------

Cash and cash equivalents at end of year                   $    4,986,616             11,909,536               17,191,910
                                                             ============           ============             ============


                                                                     (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                    Consolidated Statements of Cash Flows


                                                           1996           1995          1994
                                                           ----           ----          ----
Reconciliation of net earnings to net cash provided
 (used) by operating activities:
  Net earnings                                          $ 3,591,377      1,256,277     2,858,678
  Adjustments:
    Depreciation and amortization                         8,811,662      8,791,454     7,719,264
    Deferred income taxes                                 1,242,953       (129,202)      464,852
    Loss (gain) from sale of equipment                      115,637        (62,584)      (10,406)
    Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts
       receivable                                         1,221,513     (7,165,548)    7,925,333
      (Increase) decrease in inventories                 (8,302,606)   (12,960,966)   21,251,812
      (Increase) decrease in refundable income taxes      1,419,169     (1,561,960)    2,456,487
      (Increase) decrease in prepaid expenses
       and other current assets                              94,809       (467,728)      (50,615)
      Increase in other assets                             (472,973)       (25,000)           --
      Increase (decrease) in trade accounts payable       4,155,600      2,368,888    (3,802,728)
      Increase in accrued expenses and other
       current liabilities                                  785,459        307,671     2,183,208
      Increase (decrease) in inventory due under
       finished product exchange agreements              (1,741,201)     2,922,103    (1,521,845)
      Increase (decrease) in income taxes
       currently payable                                    (19,187)    (1,237,290)    1,256,477
                                                        -----------   ------------   -----------

        Net cash provided (used) by
         operating activities                           $10,902,212     (7,963,885)   40,730,517
                                                        ===========   ============   ===========

See accompanying notes to consolidated financial statements.

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        April 30, 1996, 1995 and 1994


(1)  Nature of Business and Summary of Significant Accounting Policies
     -----------------------------------------------------------------

     Lion Oil Company (the Company) is engaged in petroleum refining and related lines of business. It owns and operates a petroleum refinery and crude oil gathering pipelines, product terminals and related equipment principally located in Arkansas, Louisiana and Mississippi.

     (a) Basis of Financial Statement Presentation
         -----------------------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, J. Christy Construction Co., Inc. (J. Christy), a maintenance and construction business located in El Dorado, Arkansas. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Inventories
         -----------

         Inventories in the amount of $59,623,904 and $51,260,579 at April
             30, 1996 and 1995, respectively, are stated at lower of approximate cost (first-in, first-out) or market (net realizable value). Inventories in the amount of $600,104 and $660,823, respectively, are stated at lower of approximate cost (last-in, first-out) or market (replacement cost). Had cost been determined using the first-in, first-out method for all categories, inventories would have been greater by approximately $322,000 and $284,000 at April 30, 1996 and 1995, respectively.

         Finished petroleum products due from third parties under exchange agreements are included in inventory and recorded at current replacement cost. Finished petroleum products due to third parties under exchange agreements are recorded at current replacement cost. Adjustments resulting from changes in current replacement cost for refined products due to or from third parties under exchange agreements are reflected in cost of products sold. The exchange agreements are generally short-term and are generally settled by delivery product to or receiving product from the party to the exchange.

     (c) Property, Plant and Equipment
         -----------------------------

         Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method except for automotive equipment which is depreciated using a declining-balance method. All property, plant and equipment is carried at cost.

                                                                   (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


     (d) Recognition of Revenue
         ----------------------

         Revenues from the sale of finished products and exchanges of product that culminate the earnings process are recorded at the time title and risk of ownership pass.

         Exchanges of product that do not culminate the earnings process are recorded as inventory and liability transactions with no effect on income. Inventories under product exchange agreements consisted primarily of finished petroleum products at April
             30, 1996 and 1995.

     (e) Deferred Turnaround Costs
         -------------------------

         Turnaround costs for major production units of the refinery are deferred and amortized over the three-year period benefited. Minor turnaround costs are charged to expense as incurred.

     (f) Income Taxes
         ------------

         Effective May 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (Statement 109), which requires the asset and liability method of accounting for income taxes. The cumulative effect of this change of accounting for income taxes was not significant and was included in income tax expense in the 1994 consolidated statement of earnings. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (g) Cash Equivalents
         ----------------

         The Company considers interest bearing accounts with an original maturity of three months or less to be cash equivalents.

                                                                     (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(h) Tax Credits
    -----------

    The Company uses the flow through method to account for tax credits.

(i) Debt Issue Costs
    ----------------
    Debt issue costs are amortized using the straight line method over the term of the related debt agreements.

(j) Use of Estimates
    ----------------
    The prepararation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2) Inventories
    -----------

A summary of inventories follows:


                                                             April 30
                                                       --------------------
                                                       1996            1995
                                                       ----            ----
     Finished petroleum products                   $  23,317,965    19,798,790
     Finished petroleum products under exchange
       agreements                                      1,735,450     5,140,396
     Crude oil                                        21,581,919    20,308,300
     Intermediates                                    12,381,499     5,571,607
     Raw materials and supplies                        1,207,175     1,102,309
                                                   -------------   -----------
                                                   $  60,224,008    51,921,402
                                                   =============   ===========



                                                                    (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(3) Property, Plant and Equipment
    -----------------------------

    A summary of property, plant and equipment follows:


                                                                            April 30
                                            Estimated                  ------------------
                                           useful life                 1996           1995
                                           -----------                 ----           ----
       Land                                         --            $  1,716,119      1,682,378
       Buildings and improvements           25-30 years                824,005        824,005
       Refinery and equipment                5-20 years             79,741,454     75,885,365
       Pipelines and equipment                 15 years             17,373,553     17,327,827
       Terminals and equipment               5-15 years              2,353,110      2,353,110
       Tractors, trailers and automobiles     5-7 years              3,280,103      3,097,647
       Other plant and equipment              3-8 years              1,906,060      1,814,208
       Construction in progress                      --              2,393,231      2,772,957
                                                                  ------------    -----------
                                                                   109,587,635    105,757,497
       Less accumulated depreciation                                41,151,991     34,571,855
                                                                  ------------    -----------
                                                                  $ 68,435,644     71,185,642
                                                                  ============    ===========


     Construction in progress consists primarily of costs incurred for refinery improvements. The Company estimates that it will cost approximately $2,700,000 to complete projects in progress at April 30, 1996.

(4)  Leased Assets and Lease Commitments
     -----------------------------------
     As of April 30, 1996, minimum lease payments due under noncancelable operating leases are as follows:


           Year ending
            April 30
           -----------
              1997                                  $  1,955,173
              1998                                     1,377,008
              1999                                     1,029,878
              2000                                       944,623
              2001                                       944,623
              Thereafter                                 944,623
                                                    ------------

              Total minimum lease payments          $  7,195,928
                                                    ============


                                                                  (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



     Most of the Company's leases require the Company to pay taxes, maintenance and insurance applicable to the leased property.

     Rental expense under operating leases was approximately $2,458,000, $1,339,000 and $1,744,000 in 1996, 1995 and 1994, respectively.

(5)  Income Taxes
     ------------

     As discussed in note 1, the Company adopted Statement 109 as of May 1, 1993. The cumulative effect of this change in accounting for income taxes was determined as of May 1, 1993. This amount was not material, and therefore is not shown separately in the 1994 consolidated statement of earnings.

     Components of income tax expense (benefit) are as follows:

                                             Federal       State       Total
                                             -------       -----       -----
        1996:
          Current                         $    933,428    111,619    1,045,047
          Deferred                             978,137    264,816    1,242,953
                                             ---------    -------    ---------

                                          $  1,911,565    376,435    2,288,000
                                             =========    =======    =========
        1995:
          Current                         $    999,088     21,614    1,020,702
          Deferred                            (263,455)   134,253     (129,202)
                                             ---------    -------    ---------

                                          $    735,633    155,867      891,500
                                             =========    =======    =========
        1994:
          Current                         $  1,343,560     22,475    1,366,035
          Deferred                             206,610    258,242      464,852
                                             ---------    -------    ---------

                                          $  1,550,170    280,717    1,830,887
                                             =========    =======    =========

     Income tax expense of $2,288,000 for 1996 (effective rate of 38.9%), $891,500 for 1995 (effective rate of 41.5%) and $1,830,887 for 1994
        (effective rate of 39.0%) differs from the expected amounts (computed by applying the U.S. Federal corporate rate of 34% to pretax earnings) as follows:


                                                                     (Continued)

                        LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(5), Continued

                                                                          1996                 1995             1994
                                                                          ----                 ----             ----
          Computed expected tax expense                              $  1,998,988             730,244         1,594,452

          Increases resulting from:
            State income taxes (net for Federal
              income tax benefit)                                         248,447             102,872           185,273
            Other                                                          40,565              58,384            51,162
                                                                        ---------             -------         ---------

                        Actual tax expense                           $  2,288,000             891,500         1,830,887
                                                                        =========             =======         =========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilites are presented below:

                                                                                                    April 30
                                                                                             -----------------------
                                                                                             1996               1995
                                                                                             ----               ----
          Deferred tax assets:
            Accounts receivable, due to allowance
              for doubtful accounts                                                     $      18,980            18,980
            Inventories, principally due to additional costs
              inventoried for tax purposes pursuant to the
              Tax Reform Act of 1986                                                          212,103            60,674
            State net operating loss carryforward                                                  --             3,167
            Alternative minimum tax credit carryforward                                     1,600,013         1,193,762
                                                                                          -----------        ----------
                        Total gross deferred tax assets                                     1,831,096         1,276,583
                                                                                          -----------        ----------

          Deferred tax liabilities:
            Plant and equipment, principally due to differences
              in depreciation                                                              (9,444,857)       (8,622,268)
            Deferred turnaround costs                                                      (1,503,129)         (533,400)
            Other                                                                              (5,149)               --
                                                                                          -----------        ----------
                        Total gross deferred tax liabilities                              (10,953,135)       (9,155,668)
                                                                                          -----------        ----------

                        Net deferred tax liabilities                                    $  (9,122,039)       (7,879,085)
                                                                                          ===========        ==========

The Company has determined, based on its history of profitable operations and expectations for the future, that the deferred tax assets will more likely than not be fully realized and that no valuation allowance is necessary at April 30, 1996.



                                                                     (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

     At April 30, 1995 the Company had State net operating loss carryforwards for financial statement and income tax purposes of approximately $80,000. These operating loss carryforwards were fully utilized in 1996.

     The Internal Revenue Service (IRS) is presently auditing the Company's
       Federal income and excise tax returns for fiscal 1992 through 1995.
       IRS has proposed to assess additional excise taxes and penalties totaling approximately $950,000 for 1993 through 1995 and has filed a notice of additional income taxes of approximately $629,000 for 1992 and 1993. The Company has filed a protest regarding certain of the income tax issues and is vigorously contesting the excise tax and other issues. Because the excise tax audit is in its early stages and the income tax assessment is being contested, it is not possible to determine the amount, if any, of any additional taxes which may ultimately be due. In the opinion of management, the resolution of these matters will not have a material adverse effect on the financial position of the Company.


(6) Long-term Debt
    --------------

    A summary of long-term debt follows:


                                                                 April 30
                                                          -----------------------
                                                          1996             1995
                                                          ----             ----
       Line of credit with NBD Bank (NBD)              $ 46,925,157     52,672,688
       Term note payable to The CIT Group/Equipment
         Financing, Inc. (CIT)                           17,809,524     21,214,285
       Line of credit with Union Planters Bank              548,440        494,793
                                                       ------------     ----------
                                                         65,283,121     74,381,766
       Less current installments of long-term debt        3,142,857      3,142,857
                                                       ------------     ----------
                         Long-term debt, excluding
                           current installments        $ 62,140,264     71,238,909
                                                       ============     ==========



     A summary of balances outstanding at April 30, 1996 under the Company's line of credit with NBD Bank follows:

       Line of credit available                     $  75,000,000
       Letters of credit outstanding                  (13,422,826)
       Loan outstanding                               (46,925,157)
                                                    -------------
       Unused portion of line of credit             $  14,652,017
                                                    =============


                                                                     (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



     A summary follows of scheduled maturities of long-term debt at April 30, 1996:

        Fiscal year                                 Amount
        -----------                                 ------
           1997                                 $   3,142,857
           1998                                    50,616,454
           1999                                     3,142,857
           2000                                     3,142,857
           2001                                     3,142,857
           Thereafter                               2,095,239
                                                   ----------

                                                $  65,283,121
                                                   ==========

     The line of credit with NBD provides for borrowings up to $75,000,000 with interest payable on outstanding amounts at LIBOR plus 2.75% or the greater of the prime rate or the federal funds rate plus 1% (floating rate). The line is secured by cash, accounts receivable and inventories, and by letters of credit in the amount of $13,542,000 obtained in favor of the Company by its stockholders. The effective rate is set at the Company's discretion and may be changed periodically. Each time the Company requests an advance under the line, it must specify whether interest is to be calculated using LIBOR plus 2.75%, or the floating rate. At April 30, 1996 advances totaling $20,000,000 were at LIBOR, at an effective rate of 8.226%, and advances totaling $26,925,157 were under the floating rate, which was at the prime rate of 8.25%. The Company is required to pay a commitment fee at an annual percentage rate of 1/2% on the average daily unused amount of the line of credit. These fees totaled approximately $154,000 for the year ended April 30, 1996. Amounts due under the line of credit are not due until August 30, 1997, the termination date of the related credit agreement and, therefore, amounts outstanding at April 30, 1996 are classified as long-term debt in the accompanying consolidated balance sheet.

     The Company had a line of credit with The First National Bank of Boston which provided for borrowings up to $75,000,000, with the interest rate floating at a stipulated percentage above the prime rate. Commitment fees on the average daily unused amount of the line of credit accrued at an annual percentage rate of 1/2% and totaled approximately $240,000 and $194,000 for the years ended April 30, 1995 and 1994. All amounts due under the line were repaid and the line was canceled during the year ended April 30, 1995.

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


     The term note payable to CIT is due in eighty-four monthly principal installments of $261,905 through December 2001 and is secured by a first lien on the refinery, equipment, certain inventories and various pipelines and bears interest at either LIBOR plus 3% or the prime rate plus 1%. The effective rate is set at the Company's discretion and may be changed periodically. At April 30, 1996 the interest rate on the note was 8.50%.


     The line of credit with Union Planters Bank at April 30, 1996 was a revolving line for $600,000 which was due on demand, was collateralized by certain equipment and had an interest rate which floated at a stipulated percentage above the prime rate. This line matured on May 15, 1996, and was subsequently renewed and extended with similar terms and conditions until August 31, 1997. At April 30, 1996 the Company had $548,440 outstanding under this line of credit.


     The line of credit with NBD and note payable to CIT contain restrictive covenants which, among other things, require the Company to maintain stated levels of tangible net worth and working capital, stated ratios of current assets to current liabilities and limit capital expenditures and indebtedness (other than that under this agreement) to certain levels.

(7)  Accrued Expenses
     ----------------

     Accrued expenses consist of the following:


                                                  1996             1995
                                                  ----             ----

       Excise taxes payable                  $  4,710,581        5,185,771
       Management fees                          1,466,715          531,946
       Profit sharing contributions             1,049,404          847,507
       Pipeline tariffs payable                   818,102          829,427
       Salaries                                   778,707          423,481
       Ad valorem taxes                           525,266          519,979
       Other                                    1,477,179        1,702,384
                                             ------------       ----------
                                             $ 10,825,954       10,040,495
                                             ============       ==========


                                                                  (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



(8)  Management Contract and Related Party Transactions
     --------------------------------------------------

     The Company is managed by Ergon, Inc. (Ergon), its largest stockholder, under a management contract whereby Ergon is paid a management fee by the Company. The fee is based on a percentage of earnings before income taxes. In the event of termination of the management contract by the Company without cause or by mutual agreement of the Company and Ergon, Ergon has the right, at its option, to purchase common stock of the Company equal to 20% of the total issued and outstanding capital stock as of the date of such termination. The purchase price of such stock would be the same as that of the original shares issued.

     In the ordinary course of business the Company makes purchases from and sales to Ergon and its subsidiaries as well as other stockholders of the Company. Such transactions are at prevailing market prices.

     A summary follows of material related party balances and transactions as of and for the years ended April 30, 1996, 1995 and 1994 (approximate amounts):

                                                             1996           1995          1994
                                                             ----           ----          ----
        Ergon and its subsidiaries:

          Asphalt sales                                $      482,000     2,878,000     2,190,000
                                                         ============   ===========   ===========
          Other sales                                  $      987,000     1,235,000     1,676,000
                                                         ============   ===========   ===========
          Net purchases                                $    8,056,000     3,350,000     1,482,000
                                                         ============   ===========   ===========
          Transportation expenses                      $       17,000     1,152,000     1,724,000
                                                         ============   ===========   ===========
          Management fees                              $    1,467,000       532,000     1,166,000
                                                         ============   ===========   ===========
          Data processing fees                         $      249,000       304,000       290,000
                                                         ============   ===========   ===========
          Net amounts due from (to) Ergon at April 30  $   (3,288,000)      256,000            --
                                                         ============   ===========   ===========
        Continental Ozark Inc.:

          Sales, net of trades                         $   33,442,000    27,974,000    26,895,000
                                                         ============   ===========   ===========
          Purchases, net of trades                     $    3,347,000       917,000     4,310,000
                                                         ============   ===========   ===========
          Net amounts due from (to) Continental
           Ozark Inc. at April 30                      $     (149,000)      652,000            --
                                                         ============   ===========   ===========

                                                                     (Continued)

                       LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(8), Continued

                                                1996         1995        1994
                                                ----         ----        ----
     Shuler Drilling Company:

       Purchases                             $  676,000     786,000     824,000
                                             ==========   =========   =========
       Sales                                 $   22,000      18,000      19,000
                                             ==========   =========   =========
       Purchases                             $  942,000     960,000   1,188,000
                                             ==========   =========   =========
     M. S. Delone:

       Purchases                             $  143,000     148,000     173,000
                                             ==========   =========   =========

     Ned Price:

       Purchases                             $1,341,000   1,344,000   1,370,000
                                             ==========   =========   =========

     E. G. Bradberry

       Purchases                             $   36,000      37,000      41,000
                                             ==========   =========   =========

     El Dorado and Wesson Railroad Company:

       Transportation expenses               $   36,500          --          --
                                             ==========   =========   =========

(9)  Profit Sharing Plan
     -------------------

     The Company has a defined contribution profit sharing plan covering substantially all permanent full-time employees. The Company makes annual contributions to the plan in amounts determined by the Board of Directors. As of April 30, 1996, 1995 and 1994, contributions of $1,049,000, $848,000 and $743,000, respectively, had been authorized and accrued.

(10) Litigation and Contingencies
     ----------------------------

     The Company has pending legal claims incurred in the normal course of business which, in the opinion of management, can be disposed of without material adverse effect on the financial position of the Company.

     The Company is in the final stages of a required assessment of inactive surface impoundments for compliance with environmental laws and regulations. When the assessment is completed, the Company, its consulting engineers and regulatory authorities will determine the extent of any required remedial action. In the opinion of management, the net cost of any remedial action will not have a material adverse effect on the financial position of the Company.


                                                                     (Continued)

                        LION OIL COMPANY AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(11) Concentration of Credit
     -----------------------

     The Company sells a majority of its finished products to customers in the oil and gas industry. The Company performs on-going credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company believes it maintains adequate allowances for any uncollectible accounts receivable, which historically have been minimal.


(12) Fair Value of Financial Instruments
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, ``Disclosures about
       Fair Value of Financial Instruments,'' requires that the Company disclose estimated fair values for its financial instruments (as defined). The Company's financial instruments principally consist of cash and cash equivalents, short-term trade receivables and payables and various debt instruments. Due to their short term nature, the fair value of trade receivables and payables approximates their carrying value. The fair value of the various debt instruments has been estimated using interest rates currently offered to the Company for borrowings having similar character, collateral and duration. The fair market value of such financial instruments approximates the Company's carrying amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names, dates of birth and titles of the members of the Board of Directors and the executive officers of the Company:


NAME                               DATE OF BIRTH           POSITION
- -----------------------------------------------------------------------------------
Cortlandt S. Dietler               September 19, 1921  Chairman, Chief
                                                       Executive Officer, President
                                                       and Director

Richard E. Gathright               May 3, 1954         Executive Vice
                                                       President and Director
                                                       and President and Chief
                                                       Executive Officer of COZ

Harold R. Logan, Jr.               October 28, 1944    Executive Vice
                                                       President/Finance,
                                                       Treasurer and
                                                       Director

Frederick W. Boutin                July 14, 1955       Senior Vice President

John A. Hill                       January 31, 1942    Director

Bryan H. Lawrence                  July 26, 1942       Director

William E. Macaulay                September 2, 1945   Director

Edwin H. Morgens                   June 15, 1941       Director

Cortlandt S. Dietler has been the Chairman, Chief Executive Officer and President of the Company since the Merger. Mr. Dietler was the Chairman, Chief Executive Officer and President of Old TransMontaigne since April 1995. He was the founder, Chairman, and Chief Executive Officer of Associated Natural Gas Corporation prior to its 1994 merger with Panhandle Eastern Corporation (now PanEnergy Corporation), on whose Board he serves as an Advisory Director. He also serves as a Director of Hallador Petroleum Company, Key Production Company, Inc., and Grease Monkey International, Inc. Industry affiliations include:
Member, National Petroleum Council; Director, American Petroleum Institute; past Director, Independent Petroleum Association of America; Director, past President & Life Member, Rocky Mountain Oil & Gas Association; Member, 25 Year Club of the Petroleum Industry.

Richard E. Gathright has been the Executive Vice President and a Director of the Company since the Merger. Mr. Gathright was Executive Vice President and a Director of Old TransMontaigne since April 1995. He joined COZ in December, 1993 and is currently President, Chief Executive Officer and a Director. From 1988 to 1993 he served as President and Director of North American Operations in Denver, Colorado for Aberdeen Petroleum PLC, a London-based public company engaged in international oil and gas operations, of which he was also a member of the Board of Directors. Prior to joining Aberdeen, he held a number of positions in the energy industry in the areas of procurement, operations and management of oil and gas assets. Mr. Gathright is also Corporate Secretary and a Director of Lion Oil Company. He received undergraduate and J.D. degrees from the University of Arkansas.

Harold R. Logan, Jr. has been Executive Vice President/Finance and a Director of the Company since the Merger. Mr. Logan was Executive Vice President/Finance and a Director of Old TransMontaigne Oil Company since April 1995. Previously, from 1985 to 1994, Mr. Logan was Senior Vice President/Finance and a Director of Associated Natural Gas Corporation. Prior to joining Associated Natural Gas Corporation, Mr. Logan was with Dillon, Read & Co. Inc. and Rothschild, Inc. In addition, Mr. Logan is a Director of Suburban Propane Partners, L.P. He is a graduate of Oklahoma State University with a B.S. in Economics and Columbia University Graduate School of Business with an M.B.A. in Finance.

Frederick W. Boutin has been the Senior Vice President of the Company since the Merger. Mr. Boutin was the Senior Vice President of Old TransMontaigne since April 1995. Prior to his employment with Old TransMontaigne, Mr. Boutin was a Vice President of Associated Natural Gas Corporation. Prior to joining Associated Natural Gas Corporation in 1985, Mr. Boutin was with KPMG Peat Marwick LLP for five years. Mr. Boutin graduated from Colorado State University with a Masters Degree in Accountancy and a Bachelors Degree in Electrical Engineering.

John A. Hill has been a Director of the Company since the Merger. Mr. Hill was appointed a director of Old TransMontaigne in April 1995. Mr. Hill has been Chairman of the Board of First Reserve Corporation since 1983. Mr. Hill is a trustee of the Putnam Funds and is a director of Weatherford Enterra, Inc., Snyder Oil Corporation, Maverick Tube Corporation and PetroCorp, Incorporated.

Bryan H. Lawrence has been a Director of the Company since the Merger. Mr. Lawrence was appointed a director of Old TransMontaigne in April 1991. He has been employed by Dillon, Read & Co. Inc., a New York-based investment banking firm, since January 1966 and is a Managing Director. Mr. Lawrence also serves as a Director of Vintage Petroleum, Inc., D&K Wholesale Drug, Inc., Benson Petroleum Ltd. (a Canadian public company), Hallador Petroleum Company, and certain non-public companies in which affiliates of Dillon Read hold equity interests including Meenan Oil Co., L.P., Fintube Limited Partnership, Interenergy Corporation, Willbros Group, Inc., Cavell Energy Corporation, PetroSantander Inc., and Strega Energy Inc. Mr. Lawrence is a graduate of Hamilton College and also has an M.B.A. from Columbia University.

William E. Macaulay has been a Director of the Company since the Merger.  Mr.
Macaulay was appointed a director of Old TransMontaigne in April 1995.   Mr.
Macaulay has been President and Chief Executive Officer of First Reserve Corporation since 1983. Mr. Macaulay is a director of Weatherford Enterra, Inc., Maverick Tube Corporation and Hugoton Energy Corporation.

Edwin H. Morgens was appointed a director of the Company in June 1996 effective with the consummation of the Merger of Old TransMontaigne and Old Sheffield. Mr. Morgens has been a director of Old Sheffield since 1981 and served as President of Old Sheffield from 1986 to September 1990. He has been Chairman of Morgens, Waterfall, Vintiadis & Co., Inc., a financial services firm, since 1970. Mr. Morgens is also a general partner of Morgens Waterfall Income Partners, L.P., a New York investment limited partnership, and serves as president of Prime, Inc., the corporate general partner of a Delaware investment partnership, and as managing member of MW Management, L.L.C., a Delaware investment limited liability corporation.



The By-laws of the Company provide that the number of directors shall be fixed by the Board of Directors. The number of directors is presently fixed at seven, and there are no vacancies. First Reserve Corporation has the right to appoint two directors to the Board of Directors pursuant to an agreement between affiliates of First Reserve Corporation and the Company dated April 17, 1996. Mr. Hill and Mr. Macaulay are the directors appointed by First Reserve.

ITEM 11.  EXECUTIVE COMPENSATION

The Company

The Chief Executive Officer and the other executive officers of Old TransMontaigne Oil Company became the Chief Executive Officer and the other executive officers of the Company upon completion of the Merger. The Company adopted Old TransMontaigne's benefit plans and compensation arrangements, including its option plans. The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Old TransMontaigne for the prior fiscal years ended April 30, 1996 and 1995 and the seven months ended April 30, 1994 for Old TransMontaigne's Chief Executive Officer and other executive officers (collectively, the "Named Executive Officers"):

                                            Summary Compensation Table
                                                                                          Long-Term
                                                        Annual Compensation              Compensation
                                                    --------------------------     ------------------------
                                                                        Other
                                                                        Annual      Restricted   Securities   All Other
                                                                        Compen-       Stock      Underlying    Compen-
                                                      Salary    Bonus   sation        Awards       Options      sation
Name and Principal Position               Year        ($)(1)     ($)     ($)           ($)           (#)         ($)
- ---------------------------              -------    --------    -----   -------     ----------  -----------  -----------
Cortlandt S. Dietler (2)                  1996        62,500      -       -             -          100,000        -
  President & Chief Executive Officer     1995           -        -       -             -             -           -
                                          1994(6)        -        -       -             -             -           -

Harold R. Logan, Jr. (3)                  1996       116,667      -       -             -           65,000        -
  Executive Vice President/Finance &      1995           -        -       -             -             -           -
  Chief Financial Officer                 1994(6)        -        -       -             -             -           -

Richard E. Gathright                      1996       215,000      -       -             -             -           -
  Executive Vice President                1995       192,000      -       -             -          250,000        -
                                          1994(6)     66,000(4)   -       -             -             -           -

Frederick W. Boutin (5)                   1996        95,833      -       -             -           45,000        -
  Senior Vice President                   1995           -        -       -             -             -           -
                                          1994(6)        -        -       -             -             -           -

(1)  Includes salaries deferred under the Retirement Savings Plan pursuant to
     Section 401(k) of the Internal Revenue Code ("401(k) Plan").
(2)  Mr. Dietler became an officer of Old TransMontaigne in April 1995.
(3)  Mr. Logan became an officer of Old TransMontaigne in April 1995.
(4)  Mr. Gathright became an officer of Old TransMontaigne on December 1, 1993.
(5)  Mr. Boutin became an officer of Old TransMontaigne in April 1995.
(6)  The seven months ended April 30, 1994.

                                               Option/SAR Grants in Last Fiscal Year

                                                   % of Total
                               Number of            Options
                              Securities           Granted to                                        Potential Realizable Value
                              Underlying          Employees in         Exercise                      at Assumed Annual Rates of
                                Options            Fiscal Year          Price       Expiration      Stock Price Appreciation for
         Name                Granted # (1)            (2)             ($/Share)       Date               Option Term  (3)
- --------------------------  --------------       ---------------     -----------   ------------     ----------------------------
                                                                                                          5%($)        10%($)
                                                                                                    -------------- -------------
Cortlandt S. Dietler           100,000                23.7%             5.50          3/14/03            223,905      521,794

Harold R. Logan, Jr.           65,000                 15.4%             5.50          3/14/03            145,538      339,166

Frederick W. Boutin            45,000                 10.7%             5.50          3/14/03            100,757      234,807

(1) All options granted are incentive options within the meaning of Internal Revenue Code Section 422. 50% of the options granted vested immediately and 50% vest one year from the date of grant. All options were granted for a term of seven years, subject to earlier termination in certain events. The exercise price is equal to the fair market value of Old TransMontaigne Common Stock on the date of grant.
(2) Based on 421,746 total options granted in the fiscal year ended April 30, 1996.
(3) The amounts shown are for illustrative purposes only. Potential gains are net of the exercise price, but before taxes associated with the exercise. These amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock appreciation are provided in accordance with the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period.


No outstanding options held by the Company's Named Executive Officers were exercised in the fiscal year ended April 30, 1996. The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of April 30, 1996:

            Aggregated Options Outstanding at Prior Fiscal Year End
                       and Fiscal Year End Option Values


                          Number of Securities           Aggregate Value of
                         Underlying Unexercised       Unexercised, In-the-Money
                               Options                      Options (1)
                        -------------------------     --------------------------
      Name              Exercisable Unexercisable     Exercisable Unexercisable
- ----------------------- ----------- -------------     ----------- --------------
Cortlandt S. Dietler       50,000       50,000              -           -

Harold R. Logan, Jr.       32,500       32,500              -           -

Richard E. Gathright      250,000          0            $700,000        -

Frederick W. Boutin        22,500       22,500              -           -

(1) Value was computed as the difference between the individual option price and the value of the Old TransMontaigne Common Stock on April 30, 1996, $5.50 per share. The Old TransMontaigne Common Stock was not publicly traded April 30, 1996. Only options with fair market value in excess of xercise price are reflected in this column.

Old Sheffield

During September 1990, Old Sheffield signed an agreement with Trinity Petroleum Management, Inc. ("Trinity") providing for Trinity to furnish management services to Old Sheffield. In conjunction with the agreement, some of Old Sheffield's officers transferred to Trinity, maintaining their status as officers of Old Sheffield, but being compensated by Trinity. Accordingly, Old Sheffield paid no compensation other than grants of stock options to any officer or employee during the 1993 and 1994 fiscal years and through the second quarter of fiscal 1995. On December 31, 1994, however, Old Sheffield purchased all of the outstanding stock of Trinity and, therefore, the management services agreement with Trinity was discontinued and Old Sheffield officers began receiving compensation directly from Old Sheffield. None of the officers of Old Sheffield became officers of the Company after the June 4, 1996 Merger.
However, Old Sheffield's 401(k) Plan will survive until no later than December 31, 1996, and Old Sheffield's existing options will stay in effect for 90 days after the Merger, adjusted to account for the reverse stock split accomplished by the Merger.

The following tables sets forth the compensation of Old Sheffield's Chief Executive Officer and Old Sheffield's other executive officers whose total annual salary and bonus exceeded $100,000 for the ten months ended April 30, 1996:

                                             Summary Compensation Table

                                                          Annual Compensation             Long-Term Compensation
                                                     ------------------------------       ------------------------
                                                                              Other
                                                                             Annual       Restricted    Securities    All Other
                                                                             Compen-        Stock       Underlying     Compen-
                                                     Salary         Bonus    sation        Awards        Options       sation
     Name and Principal Position          Year       ($)(1)          ($)      ($)           ($)          (#)(5)       ($)(7)
- --------------------------------------   ------      ---------    ---------- -------      ----------    ----------    --------
J. Samuel Butler                         1996(2)     108,330       65,000(3)   -             -            41,108       7,800
   President & Chief Executive Officer   1995         65,000(4)    65,000(3)   -             -              -            -
                                         1994(4)        (4)           (4)     (4)           (4)           20,554(6)     (4)

Jerry D. Smothermon                      1996(2)      83,330       25,000      -             -            14,388       6,000
   Vice President of Operations          1995         50,000(4)    15,000(3)  (4)           (4)             -           (4)
                                         1994           (4)           (4)     (4)           (4)           10,277(6)     (4)


(1)  Includes salaries deferred under 401(k) Plan.
(2)  10 Months ended April 30, 1996
(3) In December, 1995 Mr. Butler received a bonus paid in 33,333 shares of Old Sheffield Common Stock and received a $15,000 cash bonus. The market price of the stock at the date of grant was $1.50 per share. In January 1995, Mr. Butler was granted a cash bonus of $65,000 for the purpose of exercising options to purchase 43,333 shares of Old Sheffield Common Stock at $1.50 per share. Mr. Butler's bonus was granted in conjunction with Old Sheffield's acquisition of Trinity. In January 1995 Mr. Smothermon was issued 10,000 shares of Old Sheffield Common Stock. The market price of the stock at the date of grant was $1.50 per share.
(4) Compensation was paid by Old Sheffield for the quarters ended March 31, 1995 and June 30, 1995. Compensation for the quarters ended September 30, 1994 and December 31, 1994 was paid by Management, Inc. Trinity Petroleum
(5) After conversion to New Common Stock with each 2.432599 options to purchase Old Sheffield Common Stock converted to one option to purchase New Common Stock. The options granted on January 15, 1996 replaced previously granted options which had a higher exercise price. The number of shares granted pursuant to the January 15, 1996 grant was exactly equal to the number of shares underlying the canceled options granted in fiscal years ended June 30, 1995 and 1994.

(6) These options were canceled and replaced by options granted during the ten months ended April 30, 1996. See Note 5 above.
(7) The other compensation paid relates to the cash value of Old Sheffield's contributions to 401(k) plans during the ten months ended April 30, 1996. Old Sheffield contributed 5,200 shares of Old Sheffield Common Stock and 4,000 shares of Old Sheffield Common Stock to Mr. Butler's and Mr. Smothermon's 401(k) plans, respectively, when the fair market value of the Old Sheffield Common Stock was $1.50 per share.

                                 Option/SAR Grants in the 10 Months Ended April 30, 1996 (Last Fiscal Year)

                                                      % of Total
                                                       Options
                                                      Granted to
                                  Number of           Employees
                                  Securities         during the 10     Exercise                  Potential Realizable Value at
                                  Underlying         months ended       Price                      Assumed Annual Rates of
                                Options Granted        April 30,      ($/Share)    Expiration     Stock Price Appreciation for
           Name                      #(1)              1996  (2)         (3)          Date            Option Term  (4)
- ------------------------------- ----------------    ---------------   ----------  ------------   -----------------------------
                                                                                                      5%($)          10%($)
                                                                                                 -----------------------------
J. Samuel Butler                   41,108                58.1%          3.65         09/02/96        4,933           10,003

Jerry D. Smothermon                14,388                20.3%          3.65         09/02/96        1,727            3,501

(1) After conversion to options to purchase New Common Stock with each 2.432599 options to purchase Old Sheffield Common Stock converted to one option to purchase New Common Stock. All outstanding options vested March 14, 1996. All options were originally granted for a term of five years. However, due to the Merger, the options expire 90 days after the June 4, 1996 effective date of the Merger, September 2, 1996. The exercise price, before the conversion to New Common Stock, was equal to the fair market value of Old Sheffield Common Stock on the date of grant. All options granted are incentive options within the meaning of Internal Revenue Code Section 422.

(2) Based on 70,706 total options granted in the ten months ended April 30, 1996, as converted to New Common Stock with each 2.432599 options to purchase Old Sheffield Common Stock converted to one option to purchase New Common Stock.

(3) The exercise price to purchase shares of the New Common Stock. See Notes 1 and 2 above.

(4) The amounts shown are for illustrative purposes only. Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term, The assumed 5% and 10% rates of stock appreciation are provided in accordance with the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period.

No outstanding options held by the Old Sheffield Chief Executive Officer and Old Sheffield's other executive officers whose total annual salary and bonus exceeded $100,000 for the ten months ended April 30, 1996 were exercised in the ten months ended April 30,1996. The following table sets forth certain information with respect to unexercised options held by these executive officers as of April 30, 1996:

    Aggregated Options Outstanding at Prior Fiscal Year End and Fiscal Year End Option Values

                                  Number of Securities          Aggregate Value of
                                 Underlying Unexercised      Unexercised, In-the-Money
                                       Options                     Options (1)
                              ----------------------------   --------------------------
        Name                  Exercisable(2) Unexercisable   Exercisable Unexercisable
- ---------------------------   -------------  -------------   ----------- --------------
J. Samuel Butler                  41,108          -            $425,057        -
Jerry D. Smothermon               14,388          -             148,772        -

(1) Value was computed as the difference between the individual option price as converted to an equivalent exercise price of New Common Stock and the closing sales price of the Old Sheffield Common Stock on April 30, 1996, $5.75, converted to an equivalent price of New Common Stock ($13.99 a share), with each 2.432599 options to purchase Old Sheffield Common Stock converted to one option to purchase New Common Stock. The fair market value of all the outstanding options of these executive officers was in excess of the exercise price.

(2) The total number of options listed have been converted to options to purchase to New Common Stock with each 2.432599 options to purchase Old Sheffield Common Stock converted to one option to purchase New Common Stock.

Compensation Commitee Interlocks and Insider Participation

During the 10 months ended April 30, 1996, the Old Shefffield Board of Directors Compensation Committee ("the Committee") was comprised of McLain J. Forman, Randall E. King, David A. Melman and Edwin H. Morgens. None of the members of the Committee were, during the fiscal year, an officer or employee of Old Sheffield or any of its subsidiaries. Randall E. King is a principal in the investment banking firm of Petrie Parkman. Petrie Parkman received cash payments totaling $100,000 plus 30,000 shares of Old Sheffield Common Stock for the financial advisory services it provided to Old Sheffield related to the Merger.


Compensation of Directors

Directors of the Company are paid their expenses for attending each meeting of the Board of Directors that they attend. Directors who are employees or paid officers of the Company do not receive additional cash compensation for serving on the Board of Directors or any committee thereof. Non-employee directors are paid an annual fee of $12,000, payable quarterly in arrears, beginning with the fiscal year ending April 30, 1997.

Directors of Old Sheffield were paid a director's fee of $250 for each meeting of the Board of Directors that they attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the beneficial ownership of the New Common Stock as of July 12, 1996, by each director of the Company, by each person who was known to the Company to own more than 5% of the outstanding shares of the New Common Stock, by the Company's Chief Executive Officer and the Company's other executive officers, Old Sheffield's Chief Executive Officer and Old Sheffield's other executive officers whose total annual salary and bonus exceeds $100,000. Except as otherwise indicated below, the ownership reflects sole voting and investment power by the beneficial owner. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the Securities and Exchange Commission.

                                                                              Percent of
Name and Address                                       Amount and Nature          New
of Beneficial Owner                                 Beneficial Owner (1)(2)  Common Stock
- -----------------------------------------------------------------------------------------
Cortlandt S. Dietler                                       1,900,540           9.1%
Richard E. Gathright (3)                                     533,000           2.5%
Harold R. Logan, Jr.                                         343,056           1.6%
Frederick W. Boutin                                          237,500           1.1%
     TransMontaigne Oil Company
     370 Seventeenth Street, Suite 900
     Denver, Colorado  80202

First Reserve Fund VI,                                     6,582,830          31.6%
  Limited Partnership and other
  partnerships managed by
  First Reserve Corporation (4)
     475 Steamboat Road
     Greenwich, Connecticut  06830

Yorktown Energy Partners, L.P.                             3,154,961          15.2%
  and other venture capital funds managed
  by, and shares owned by officers of
  Dillon, Read & Co. Inc. (5)
     535 Madison Avenue
     New York, New York  10022

Waterwagon & Co.(6)                                        3,117,000          15.0%
c/o Merrill Lynch Growth Fund
     800 Scudders Mill Road
     Plainsborough, New Jersey  08536

Massachusetts Mutual Life                                  1,296,277          6.2%
Insurance Company and
funds managed by Massachusetts Mutual
Life Insurance Co.
     1295 State Street
     Springfield, Massachusetts  01111

John A. Hill (4)                                           6,582,830          31.6%
     475 Steamboat Road
     Greenwich, Connecticut  06830

Bryan H. Lawrence (5)                                      3,154,961          15.2%
     535 Madison Avenue
     New York, New York  10022

William E. Macaulay (4)                                    6,582,830          31.6%
     475 Steamboat Road
     Greenwich, Connecticut  06830

Edwin H. Morgens                                              46,144          *
     10 East 50th Street
     New York, New York  10022

J. Samuel Butler (7)                                         126,342          *
     1801 Broadway, Suite 600
     Denver, Colorado  80202

Jerry D. Smothermon                                           20,142          *
     1801 Broadway, Suite 600
     Denver, Colorado  80202

All Directors and Executive
  Officers as a Group ( 8 Persons) (8)                    12,798,031          60.5%

_____________________
*    Less than one percent.

(1) All shares are owned both of record and beneficially unless otherwise specified by footnote to this table. Based solely upon information furnished by such individuals or contained in filing made by such beneficial owners with the Securities and Exchange Commission.

(2) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights, or conversion privileges exercisable within sixty days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person.

(3)  Includes 18,300 shares held by The Richard E. Gathright IRA Rollover
     Account.

(4) First Reserve Corporation is an affiliate of John A. Hill and William E. Macaulay, directors of the Company. Messrs. Hill and Macaulay disclaim beneficial ownership of these shares.

(5) Yorktown Energy Partners, L.P. and Dillon, Read & Co. Inc. are affiliates of Bryan H. Lawrence, a director of the Company. Mr. Lawrence owns 44,923 shares individually and disclaims beneficial ownership of the remaining shares.

(6) The Company has granted to Waterwagon & Co. the right to maintain its 15% ownership of New Common Stock if the Company issues stock in the future.

(7) Includes 4,932 shares held in trust for Mr. Butler's grandchildren for which Mr. Butler serves as Trustee, and 10,071 shares held in Mr. Butler's 401(k) profit sharing plan, for which Mr. Butler serves as Trustee. Mr. Butler disclaims beneficial ownership of such 15,003 shares.

(8) Includes 9,692,868 shares held by affiliates, beneficial ownership of which are disclaimed by the officers and directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Old Sheffield adopted the Key Employee Retention Plan which covered all of the then current employees of Old Sheffield. In connection with the Merger officers and directors of Old Sheffield received consideration pursuant to the Key Employee Retention Plan as set forth in the following table: (i) unvested options to purchase shares of Old Sheffield Common Stock became vested on March 14, 1996, and (ii) cash payments were received from Old Sheffield.

                               Options Vested
                      ------------------------------            Cash
Name                  Old Sheffield Shares     Price          Payments
- ------------------------------------------     -----          --------
J. Samuel Butler           100,000             $1.50           $78,125

David A. Melman             14,000             $1.50              None

McLain J. Forman            14,000             $1.50              None

David L. Milanesi           30,000             $1.50           $39,996

Jerry D. Smothermon         35,000             $1.50           $59,712

The number of shares subject to options and the exercise prices were adjusted upon completion of the Merger to reflect the reverse stock split accomplished by the Merger.

Bryan H. Lawrence, a director of the Company, is a director of Interenergy Corporation ("Interenergy") and also a director and an affiliate of the majority shareholder of Interenergy which participates in a partnership formed with Old Sheffield in 1991 for the purpose of purchasing certain gas gathering and processing assets near Lignite, North Dakota. Day-to-day management of the partnership is provided by Interenergy for a management fee of $15,000 per month, while major decisions are made by a management committee consisting of two members each from the Company and Interenergy. Interenergy purchased $995,276 of gas from the partnership during the twelve month period ending June 30, 1996. The Company believes that the prices received by the partnership were no less than the prices that would have been received from an independent third party.


Certain relationships between Randall E. King, formerly a director of Old Sheffield, the investment banking firm of Petrie Parkman and Old Sheffield are described under "Compensation Committee Interlocks and Insider Participation" in
Item 11 above.


Cortlandt S. Dietler, the Chairman, Chief Executive Officer and President of Old TransMontaigne and the Company, owned 14,623 shares of Old Sheffield Common Stock before the Merger.

Effective April 17, 1996, Old TransMontaigne completed the private placement of 4,545,456 shares of Old TransMontaigne Common Stock at $5.50 a share for a total consideration of

$25,000,008. The following table indicates the acquisition of shares in the private placement by executive officers and directors of Old TransMontaigne and by each person known by the Company to own more than 5% of the outstanding shares of New Common Stock.


Name                                               Shares Purchased
- -------------------------------------------------------------------
Cortlandt S. Dietler                                    187,862
Richard E. Gathright                                     30,000
Harold R. Logan, Jr.                                     50,000
Frederick W. Boutin                                      10,000
First Reserve Fund VI,
    Limited Partnership and other
    partnerships managed by
    First Reserve Corporation (1)                       727,274
Waterwagon & Co.                                      3,117,000
John A. Hill (1)                                        727,274
William E. Macaulay (1)                                 727,274

(1) First Reserve Corporation is an affiliate of John A. Hill and William E. Macaulay, directors of the Company. Messrs. Hill and Macaulay disclaim beneficial ownership of these shares.

Pursuant to agreements entered into in connection with the private placement,
(i) Waterwagon & Co., nominee for Merrill Lynch Growth Fund for Investment and Retirement, has the right to maintain its 15% ownership of New Common Stock if the Company issues stock in the future; (ii) First Reserve Fund VI, Limited Partnership and other partnerships managed by First Reserve Corporation, Yorktown Energy Partners, L.P. and other venture capital funds managed by, and shares owned by, officers of Dillon, Read & Co. Inc., and Waterwagon & Co., nominee for Merrill Lynch Growth Fund for Investment and Retirement, have the right to require the Company to register their shares under the Securities Act of 1933; and (iii) the Company agreed to take all action necessary to cause two directors designated by affiliates of First Reserve Corporation from time to time to be elected to the Company's board of directors so long as their collective ownership in the Company is at least 10%. The affiliates of First Reserve Corporation have designated John A. Hill and William E. Macaulay as their initial nominees for directors.


Richard Gathright, an Executive Vice President and a director of the Company and the President and Chief Executive Officer of COZ, is Corporate Secretary and a
director of Lion.   27.75% of the stock of Lion is owned by a 65% owned
subsidiary of COZ. COZ had purchases of refined petroleum products of $33,879,000 from Lion and sales of refined petroleum products to Lion of $3,380,000 in the year ended April 30, 1996. All of the product purchases and sales were made at market prices negotiated between COZ and Lion or through independent brokers. The Company believes the prices COZ paid to Lion and received from Lion were comparable to prices that would have been paid to or received from independent third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report.

     (1)  Consolidated Financial Statements:

          TransMontaigne Oil Company -

                Independent Auditors' Report

                Consolidated Balance Sheets as of April 30, 1996 and 1995

                Consolidated Statements of Operations for the years ended
                        April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993

                Consolidated Statements of Stockholders' Equity for the years ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993

                Consolidated Statements of Cash Flows for the years ended April
                        30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993

                Notes to Consolidated Financial Statements

          Lion Oil  Company -

                Independent Auditors' Report

                Consolidated Balance Sheets as of April 30, 1996 and 1995

                Consolidated Statements of Earnings for the years ended
                        April 30, 1996, 1995 and 1994

                Consolidated Statements Stockholders' Equity for the years ended
                        April 30, 1996, 1995 and 1994

                Consolidated Statements of Cash Flows for the years ended
                        April 30, 1996, 1995 and 1994

                Notes to Consolidated Financial Statements


(2)  Financial Statement Schedules:  Not Applicable

(3)  Exhibits:

        A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report :

        Exhibit No.     Description
        -----------     -----------
        3.1             Restated Articles of Incorporation and Certificate of
                        Merger.  FILED HEREWITH

        3.2 By-Laws. Incorporated by reference to Sheffield Exploration Company, Inc.

       10.1 The Sheffield Exploration Company, Inc. Amended and Restated 1990 Stock Option Plan. Incorporated by reference to Sheffield Exploration Company, Inc. (Securities and Exchange Commission File No. 0-13201) Form 10-K dated September 27, 1994.

       10.2 The TransMontaigne Oil Company Amended and Restated 1991 Stock Option Plan. FILED HEREWITH

       10.3 The TransMontaigne Oil Company Amended and Restated 1995 Stock Option Plan. FILED HEREWITH

       10.4 Partnership agreement between the Company's wholly-owned subsidiary, Sheffield Gas Processors, Inc., and Interenergy. Incorporated by reference to Sheffield Exploration Company, Inc. (Securities and Exchange Commission File No. 0-13201) Form 8-K dated September 26, 1991.

       10.5 Bear Paw LLC Operating Agreement dated January 1, 1996 between Sheffield Exploration Company, Inc., TransMontaigne Oil Company and BP Energy Operating LLC. Incorporated by reference to Sheffield Exploration Company, Inc. (Securities and Exchange Commission File No. 333-03195) Form S-4 filed May 10, 1996.

       10.6 Stock Purchase Agreement effective April 17, 1996 between TransMontaigne Oil Company and the investors named therein. FILED HEREWITH

       10.7 Anti-dilution Rights Agreement dated as of April 17, 1996 between TransMontaigne Oil Company and Waterwagon & Co., nominee for Merrill Lynch Growth Fund for Investment and Retirement. FILED HEREWITH

       10.8 Agreement to Elect Directors dated as of April 17, 1996 between TransMontaigne Oil Company and the First Reserve Investors named therein. FILED HEREWITH

       10.9             Registration Rights Agreement dated as of April 17,
                        1996 between TransMontaigne Oil Company and the entities named therein. FILED HEREWITH

       21               Schedule of the Company's Subsidiaries.  FILED HEREWITH

       23.1             Consent of KPMG Peat Marwick LLP. FILED HEREWITH

       24               Powers of Attorney. FILED HEREWITH

       27               Financial Data Schedule.  FILED HEREWITH


(b)  Reports on Form 8-K

        A Form 8-K dated June 4, 1996 was filed on June 6, 1996 reporting change of control and completion of the Merger under Items 1 and 2, respectively, and change in Registrant's fiscal year end to April 30 under Item 8.

        A Form 8-K dated July 16, 1996 was filed on July 23, 1996 reporting a change in Registrant's Certifying Accountant under Item 4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRANSMONTAIGNE OIL COMPANY



                            By   /s/ CORTLANDT S. DIETLER
                                 ----------------------------
                                 Cortlandt S. Dietler
                                 Chairman, President and Chief Executive Officer

Date:  August 12,  1996

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 12, 1996.

         Name and Signature                        Title
         ------------------                        -----
(i)  Principal executive officer:

/s/CORTLANDT S. DIETLER                 Chairman, President and
- -----------------------------------     Chief Executive Officer
Cortlandt S. Dietler

(ii)  Principal financial officer:

/s/HAROLD  R. LOGAN, JR.                Executive Vice President/Finance
- -----------------------------------     and Treasurer
Harold R. Logan,  Jr.

(iii)    Principal accounting officer:

/s/FREDERICK W. BOUTIN                  Senior Vice President
- -----------------------------------
Frederick W. Boutin

(iv)  Directors: *

        CORTLANDT S. DIETLER

        RICHARD E. GATHRIGHT

        JOHN  A. HILL

        HAROLD R. LOGAN, JR.

        BRYAN H. LAWRENCE

        WILLIAM E. MACAULAY

        EDWIN H. MORGENS

*  Signed on behalf of each of these persons:

By /s/ CORTLANDT S. DIETLER
  ---------------------------------------
  (Cortlandt S. Dietler, Attorney-in-Fact)