Form 10-Q
period 1996-07-31
TRANSMONTAIGNE OIL CO
filed 1996-09-16
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                       or

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                      Commission
                                                                File No. 1-11763


                           TRANSMONTAIGNE OIL COMPANY
             (Exact name of registrant as specified in its charter)



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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 30, 1996 there were 20,882,977 shares of the Registrant's Common Stock outstanding.

                           TRANSMONTAIGNE OIL COMPANY

                                     INDEX



                        PART I.   FINANCIAL INFORMATION

                                                        PAGE NO.
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          July 31, 1996 and April 30, 1996................... 3

          Consolidated Statements of Operations
          Three months ended July 31, 1996 and 1995.......... 5

          Consolidated Statements of Cash Flows
          Three months ended July 31, 1996 and 1995.......... 6

          Notes to Consolidated Financial Statements......... 8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...... 9



                    PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS.........................................13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................14

           SIGNATURES........................................15

PART I.   FINANCIAL INFORMATION
- -------   ---------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 1996 AND APRIL 30, 1996
 (UNAUDITED)
- ----------------------------------------------------------------------

                                             JULY 31,       APRIL 30,
                                               1996           1996
                                           ------------    -----------
ASSETS
- ------

Current assets:
   Cash and cash equivalents               $ 34,210,175    38,403,234
   Trade accounts receivable                 24,713,349    20,905 812
   Inventories                               32,258,160    23,609,136
   Prepaid expenses and other                 1,241,355     1,475,612
                                           ------------    -----------
                                             92,423,039    84,393,794
                                           ------------    -----------
Property, plant and equipment:
   Land                                       1,072,798     1,072,798
   Plant and equipment                       28,078,049    24,926,309
   Accumulated depreciation                  (6,807,470)   (6,461,244)
                                           ------------    -----------
                                             22,343,377    19,537,863
                                           ------------    -----------
Investments and other assets:
   Investments                               15,195,644    15,830,006
   Other assets, net                          4,975,289     1,201,313
                                           ------------    -----------
                                             20,170,933    17,031,319
                                           ------------    -----------
                                           $134,937,349   120,962,976
                                           ============   ============


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

JULY 31, 1996 AND APRIL 30, 1996 (UNAUDITED)
- -------------------------------------------------------------------------


                                             JULY 31,         APRIL 30,
                                               1996              1996
                                           ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------

Current liabilities:
   Trade accounts payable                  $ 16,435,507       10,698,199
   Current portion of long-term debt
    and notes payable                            32,725                -
   Inventory due under exchange
    agreements                                4,814,086        8,874,645
   Excise taxes payable                       4,496,268        6,483,756
   Other accrued liabilities                  2,127,145        2,685,355
                                           ------------      -----------
                                             27,905,731       28,741,955
                                           ------------      -----------

Long-term debt, less current portion         33,951,517       28,948,867

Minority interests                            5,345,806        5,452,963

Stockholders' equity:
   Preferred stock, par value $.01 per
    share, authorized, 2,000,000 shares,
    none issued                                       -                -
   Common stock, par value $.01 per
    share, authorized 40,000,000 shares,
    issued and outstanding 20,805,615
    shares at July 31, 1996; par
    value $.10 per share, authorized
    27,000,000 shares, issued and
    outstanding 19,331,171 shares at
    April 30, 1996                              208,056        1,933,117
   Capital in excess of par value            71,021,066       61,187,476
   Accumulated deficit                       (3,494,827)      (5,301,402)
                                           ------------      -----------
                                             67,734,295       57,819,191
                                           ------------      -----------
                                           $134,937,349      120,962,976
                                           ============      ===========


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)
- ----------------------------------------------------------------------

                                               1996           1995
                                          -------------   ------------
Revenue:
   Product sales, pipeline tariffs and
    terminaling fees                       $194,052,201   107,690,977

Costs and expenses:
   Product costs and direct operating
    expenses                                189,969,949   103,789,265
   General and administrative                 1,490,039     1,060,698
   Depreciation and amortization                355,828       277,668
                                          -------------   ------------
                                            191,815,816   105,127,631
                                          -------------   ------------
        Operating income                      2,236,385     2,563,346

Other income (expenses):
   Interest income                              454,177       121,393
   Equity in losses of affiliates              (315,432)      (23,138)
   Minority interests                           107,157        12,302
   Interest expense and other financing
    costs                                      (655,837)     (611,201)
   Other miscellaneous, net                      40,125             -
                                          -------------   ------------
                                               (369,810)     (500,644)
                                          -------------   ------------
        Earnings before income taxes          1,866,575     2,062,702

Income taxes - current                           60,000        31,500
                                          -------------   ------------
        Net earnings                       $  1,806,575     2,031,202
                                          =============   ============
Weighted average common shares
 outstanding                                 20,956,139    14,902,347
                                          =============   ============
Earnings per common share                         $0.09          0.14
                                          =============   ============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)
- ----------------------------------------------------------------------

                                               1996           1995
                                          ------------   ------------
Cash flows from operating activities:
   Net earnings                           $  1,806,575   $  2,031,202
   Adjustments to reconcile net
    earnings to net cash used by
    operating activities:
         Depreciation and amortization         451,095        277,668
         Equity in losses of
          affiliates                           315,432         23,138
         Minority interests                   (107,157)       (12,302)
         Changes in operating assets
          and liabilities,
          net of effect of
          acquisitions:
                Trade accounts
                 receivable                 (3,370,369)     3,927,874
                Inventories                 (8,649,024)    (3,556,679)
                Prepaid expenses and
                 other                         316,569        216,339
                Trade accounts payable       5,557,407     (3,871,801)
                Inventory due under
                 exchange agreements        (4,060,559)    (3,047,131)
                Accrued liabilities         (2,627,625)       498,902
                                          ------------   ------------

                   Net cash used by
                    operating
                    activities             (10,367,656)    (3,512,790)
                                           ------------   ------------
Cash flows from investing activities:
   Purchases of property, plant and
    equipment                                 (926,848)      (943,383)
   Proceeds from sale of assets                  8,103          4,500
   Decrease (increase) in other assets         (44,218)        11,040
                                           ------------   ------------
                   Net cash used by
                    investing activities      (962,963)      (927,843)
                                           ------------   ------------
Cash flows from financing activities:
   Borrowings (repayments) of long-term
    debt, net                                4,995,942    (16,683,326)
   Cash received in connection with
    merger                                   2,315,527              -
   Merger related costs                       (173,909)       (15,157)
   Stock subscription received in cash               -     30,000,002
                                           ------------   ------------
                   Net cash provided
                    by financing
                    activities               7,137,560     13,301,519
                                           ------------   ------------
                   Increase (decrease)
                    in cash and cash
                    equivalents             (4,193,059)     8,860,886
                                           ------------   ------------
Cash and cash equivalents at beginning
 of quarter                                 38,403,234      1,801,828
                                           ------------   ------------
Cash and cash equivalents at end of
 quarter                                  $ 34,210,175     10,662,714
                                           ============   ============

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

THREE MONTHS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)
- -----------------------------------------------------------

                                              1996     1995
                                              ----     ----
Supplemental disclosures of cash flow
 information:

Acquisition of  Sheffield (Note 2)

Fair value of assets acquired              $8,739,247     -
Fair value of liabilities assumed             231,484     -
                                           ----------   ----
                                            8,507,763     -
Merger related costs                          399,234
                                           ----------   ----
     Fair value of stock issued            $8,108,529     -
                                           ==========   ====

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 1996
- ------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

    The consolidated financial statements for the three month periods ended July 31, 1996 and July 31, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996. The results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending April 30, 1997.

(2) MERGER

    The Company is the surviving corporation of a merger (the "Merger") between TransMontaigne Oil Company and Sheffield Exploration Company, Inc. ("Sheffield"). The Merger constituted a reverse acquisition of Sheffield, in that Sheffield survived the Merger, but is owned approximately 93% by the former stockholders of TransMontaigne Oil Company. As a result of the Merger, (i) the name of Sheffield was changed to TransMontaigne Oil Company,
    (ii) the number of shares of authorized common stock was increased to 40,000,000, (iii) the par value of the common stock was set at $.01 per share, and (iv) the stock options which Sheffield had outstanding prior to the Merger became options to purchase 79,338 shares of the Company's common stock at $3.65 per share. These options were exercised prior to their September 2, 1996 expiration date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

   TransMontaigne Oil Company (the "Company") pursues business opportunities in the downstream sector of the petroleum industry. The Company's principal operating subsidiary, Continental Ozark, Inc. ("COZ"), is engaged in the transporting, storing and terminaling, and the wholesale marketing of refined petroleum products (primarily unleaded gasoline, No. 2 diesel oil and jet fuel) in the mid-continent region of the United States and in the gathering, storing and transporting of crude oil in East Texas. COZ owns and operates 741 miles of pipeline (the NORCO pipeline, the Razorback pipeline, and the CETEX pipeline), and ten terminal facilities in seven states.

   The Company's subsidiary, Bear Paw Energy, Inc., is constructing a gas gathering system in North Dakota and is currently managing 15 small gathering systems for a major interstate pipeline company.

RESULTS OF OPERATIONS

   The following is a discussion of the Company's consolidated results of operations and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this filing.

     Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. The NORCO and Razorback pipelines transport refined petroleum products, and their rates are regulated by the Federal Energy Regulatory Commission. The CETEX pipeline transports crude oil and its rates are not regulated.

     Terminal revenues are based on the volume of refined petroleum products handled, generally at a standard industry fee of $.0050 per gallon. Terminal fees are not regulated. Storage fees are generally based on a per gallon rate, which varies with the duration of the storage arrangement, the refined petroleum product stored and special handling requirements. The operating costs of the pipeline and terminal business include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental protection costs, materials and supplies.

     The products supply and distribution business includes bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at very small margins. Wholesale distribution of refined petroleum products from proprietary and non-proprietary terminal truck loading rack locations are primarily represented by truck load sales of 8,000 gallons of refined petroleum product. These sales are generally also made at small margins.

Three months ended July 31, 1996 compared to July 31, 1995:

Revenue and operating information for the three month periods ended July 31, 1996 and July 31, 1995 is summarized below.

                                                         Products
                                                        Supply and
                                Pipeline    Terminal   Distribution
                               Operations  Operations   Operations    Total
                             -----------------------------------------------
                                              (in thousands)

July 31, 1996
- -------------
   Volumes (1)                      5,004     175,000       311,000
   Revenues                        $2,865       1,176       190,011  194,052
   Net Operating Margin (2)         1,512         951         1,619    4,082

July 31, 1995
- -------------
   Volumes (1)                      4,914     136,000       186,000
   Revenues                        $1,844         773       105,074  107,691
   Net Operating Margin (2)           915         593         2,394    3,902

(1) Pipeline volumes are expressed in barrels (42 gallons per barrel), and terminal and products supply and distribution sales volumes are expressed in gallons.

(2) Net operating margin represents revenues less direct operating expenses for pipeline and terminal operations, and revenues less cost of refined petroleum products purchased for products supply and distribution operations.

    The net operating margin from pipeline operations increased 65% or $597,000, to $1,512,000, as compared to $915,000 for the prior year quarter. This increase primarily was due to a 2% total increase in volumes shipped, including a net increase in the volumes of higher tariff shipments, together with an increase in joint tariff participation, which in the aggregate resulted in a 55% increase in revenues of $1,021,000 during the period. The increase in revenues partially was offset by a 46% increase in operating costs of $424,000, primarily due to incremental power costs from additional volumes and increased field personnel costs, repairs and maintenance, and increased property tax assessments.

    The net operating margin from terminal operations increased 60%, approximately $358,000 to $951,000 in 1996. The 1996 increase resulted from a 29% increase in volumes, primarily from the Little Rock, Arkansas terminal, offset in part by an increase in terminal operating costs of 25%.

    The net operating margin from product sales decreased 32%, approximately $775,000 during the current quarter, compared to the 1995 quarter, while net revenues increased $84,937,000 on additional volume of 125,000,000 gallons sold. The $.005 net operating margin per gallon realized by the Company in the current quarter is more in line with the Company's historical performance than the $.013 per gallon realized during the 1995 quarter.

   During the 1996 quarter, general and administrative expenses increased approximately 40% over the prior year quarter, primarily due to additional personnel costs.

   Equity in earnings of affiliates primarily represents the Company's share of the earnings of Lion Oil Company ("Lion"). The Company's 65% owned subsidiary, Continental Ozark Holdings, Inc. ("COH"), owns a 27.75% interest in Lion. Minority interest represents the other COH shareholders' interest in the earnings of Lion. During the current quarter, the Company's share of losses of Lion (net of the related minority interests) was approximately $191,000 compared to $11,000 for the 1995 quarter, primarily due to an unanticipated turnaround of certain refinery processing assets and to reduced crack spreads at Lion.

   Interest expense represents interest on the revolving bank line of credit used to finance inventory and accounts receivable and interest on the Company's senior subordinated debentures. Interest expense increased $44,636 or 7.3%, primarily as a result of increased average balances outstanding under the line of credit. Interest expense includes other financing costs, including fees paid for letters of credit issued to product suppliers and loan commitment fees paid in connection with the revolving loan facility.

   Interest income during the current quarter increased to $454,177 from $121,393 for the 1995 quarter, primarily due to the $23.5 million increase in cash held for future investments invested in interest-bearing securities during the period.

   Net earnings for the three months ended July 31, 1996 decreased $224,000 to $1,807,000 from $2,031,000 for the three months ended July 31, 1995 primarily as a result of the increases in pipeline and terminal net operating margins and interest income, which were more than offset by decreased products supply and distribution net operating margins, increased general and administrative and interest expense, and an increase in the loss attributed to the Company's investment in Lion discussed above.


LIQUIDITY AND CAPITAL RESOURCES

   The net cash used by operating activities was $10 million, a $7 million increase over the cash used by operating activities in the 1995 quarter. The increase in net cash used by operating activities was primarily a result of increased inventory levels required to meet seasonal demands.

     The Company made capital expenditures of $927,000 and $943,000 for the 1996 and 1995 quarters, respectively, consisting of additions and improvements to the Company's terminal and pipeline facilities. The Company has budgeted approximately $19,000,000 of capital expenditures for the fiscal year ending April 30, 1997. Actual future capital expenditures will depend on numerous factors, including the availability of appropriate acquisitions; the demand for pipeline, terminaling and storage services; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability of financing on acceptable terms.

   The Company increased its long term bank debt by $5 million during the current quarter. During the same quarter in 1995 the Company repaid approximately $17 million of the long term bank debt using part of $30 million collected on stock subscriptions receivable at April 30, 1995.

   The Company received approximately $2,316,000 cash in connection with the Merger between TransMontaigne and Sheffield.

   In December 1995, the Company entered into a new bank credit agreement with a money center bank which provides for revolving credit of up to $45 million, including cash advances and letters of credit. The credit agreement has a final maturity date of November 30, 1999 and provides for interest at either the bank's base rate or a designated premium over short-term Eurodollar rates. As of July 31, 1996, $30,000,000 was outstanding under the credit agreement.

     The Company had working capital of $64,517,308 at July 31, 1996. Management believes the Company's current working capital position, future cash provided by operating activities, borrowing capacity under its credit agreement and its relations with institutional lenders and equity investors should enable it to meet its future capital requirements.


RISK FACTORS AND CAUTIONARY STATEMENTS

  This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 such as the words or phrases "believes," "is to be," "will depend," "will become" and "plans to" or similar expressions. The Company wishes to advise readers that the forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements including, but not limited to, the following:

        . the Company's thin margins on high volumes of products
        . volatility in the price of the Company's products
        . the risk that, to the extent the Company attempts to selectively hedge its inventory positions, those hedges are not effective
        . the risk that the Company could be required to recognize a financial statement loss through a lower of cost or market write-down of inventories
        . compliance with current and possibly future environmental regulations . potential changes in the rates which applicable federal and state agencies allow the Company to charge for the use of its facilities

PART II.   OTHER INFORMATION
- ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has described matters submitted to a vote of security holders during the quarter ending July 31, 1996 in its Annual Report or Form 10-K for the fiscal year ended April 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     EXHIBIT
     NO.          DESCRIPTION
     -------      -----------
     27           Financial Data Schedule.  FILED HEREWITH

(b)  Reports on Form 8-K

     A Form 8-K dated June 4, 1996 was filed on June 6, 1996 reporting a change of control and completion of the Merger under Items 1 and 2, respectively, and a change in Registrant's fiscal year end to April 30 under Item 8.

     A Form 8-K dated July 16, 1996 was filed on July 23, 1996 reporting a change in Registrant's Certifying Accountant under Item 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  SEPTEMBER 13, 1996        TRANSMONTAIGNE OIL COMPANY
                                  (Registrant)



                                  /s/ CORTLANDT S. DIETLER
                                  ----------------------------
                                  Cortlandt S. Dietler
                                  Chairman, President and
                                  Chief Executive Officer



                                  /s/ FREDERICK W. BOUTIN
                                  -----------------------------
                                  Frederick W. Boutin
                                  Senior Vice President
                                  (Principal Accounting Officer)