Form 10-Q
period 1996-10-31
TRANSMONTAIGNE OIL CO
filed 1996-12-16
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                       or

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


                       370 SEVENTEENTH STREET, SUITE 2750
                             DENVER, COLORADO 80202
         (Address, including zip code, of principal executive offices)
                                 (303) 626-8200
                    (Telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of December 2, 1996, there were 21,008,460 shares of the Registrant's Common Stock outstanding.

                           TRANSMONTAIGNE OIL COMPANY

                                     INDEX



                        PART I.   FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS                           PAGE NO.

          Consolidated Balance Sheets
          October 31, 1996 and April 30, 1996..........................  3

          Consolidated Statements of Operations
          Three months ended October 31, 1996 and 1995.................  5

          Consolidated Statements of Operations
          Six months ended October 31, 1996 and 1995...................  6

          Consolidated Statements of Stockholders' Equity
          Six months ended October 31, 1996 and
          Year ended April 30, 1996....................................  7

          Consolidated Statements of Cash Flows
          Six months ended October 31, 1996 and 1995...................  8

          Notes to Consolidated Financial Statements................... 10


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................ 12



                          PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES........................................ 20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................. 21

          SIGNATURES................................................... 22

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS



TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 1996 AND APRIL 30, 1996 (UNAUDITED)

__________________________________________________________________

                                       OCTOBER 31,    APRIL 30,
                                          1996          1996
                                          ----          ----
ASSETS
------

Current assets:
   Cash and cash equivalents         $ 33,001,504    38,403,234
   Trade accounts receivable           41,250,480    20,905,812
   Note receivable - current              900,000             -
   Inventories                         36,951,892    23,609,136
   Prepaid expenses and other           1,211,958     1,475,612
                                      -----------   -----------
                                      113,315,834    84,393,794

Property, plant and equipment:
   Land                                 1,072,798     1,072,798
   Plant and equipment                 32,982,365    24,926,309
   Accumulated depreciation            (7,218,868)   (6,461,244)
                                      -----------   -----------
                                       26,836,295    19,537,863
                                      -----------   -----------
Investments and other assets:
   Investments                         16,004,257    15,830,006
   Notes receivable - non-current       1,328,313             -
   Other assets, net                    3,567,788     1,201,313
                                      -----------   -----------
                                       20,900,358    17,031,319
                                      -----------   -----------

                                     $161,052,487   120,962,976
                                      ===========   ===========


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 1996 AND APRIL 30, 1996 (UNAUDITED)

______________________________________________________________________

                                               OCTOBER 31,   APRIL 30,
                                                   1996        1996
                                                   ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Trade accounts payable                      $28,239,991  10,698,199
   Inventory due under exchange agreements       8,063,830   8,874,645
   Taxes payable                                 7,216,662   6,483,756
   Other accrued liabilities                     2,574,041   2,685,355
                                              ------------ -----------
                                                46,094,524  28,741,955
                                              ------------ -----------

Long-term debt, less current portion            37,684,067  28,948,867

Minority interests                               5,602,012   5,452,963

Stockholders' equity:
 Preferred stock, par value $.01 per share,
   authorized, 2,000,000 shares, none issued             -           -
 Common stock, par value $.01 per share,
   authorized 40,000,000 shares, issued and
   outstanding 20,982,960 shares at October
   31, 1996; par value $.10 per share,
   authorized 27,000,000 shares, issued and
   outstanding 19,331,171 shares at April
   30, 1996                                        209,830   1,933,117
 Capital in excess of par value                 72,283,793  61,187,476
 Accumulated deficit                              (821,739) (5,301,402)
                                              ------------ -----------

                                                71,671,884  57,819,191
                                              ------------ -----------
                                              $161,052,487 120,962,976
                                              ============ ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)

______________________________________________________________________________________

                                                                1996          1995
                                                                ----          ----
Revenue:
   Product sales, pipeline tariffs and terminaling fees    $276,770,743    134,324,440

Costs and expenses:
   Product costs and direct operating expenses              272,135,966    131,982,901
   General and administrative                                 1,659,247      1,196,080
   Depreciation and amortization                                502,254        282,680
                                                           ------------     ----------
                                                            274,297,467    133,461,661
                                                           ------------     ----------

        Operating income                                      2,473,276        862,779

Other income (expenses):
   Interest income                                              430,593        137,054
   Equity in earnings of affiliates                             738,613        415,322
   Minority interests                                          (256,206)      (143,402)
   Interest expense and other financing costs                  (730,829)      (792,737)
   Other, net                                                   227,641              -
                                                           ------------     ----------
                                                                409,812       (383,763)
                                                           ------------     ----------

        Earnings before income taxes                          2,883,088        479,016

Income taxes - current                                          210,000         41,502
                                                           ------------     ----------
        Net earnings                                       $  2,673,088        437,514
                                                           ============     ==========

Weighted average common shares outstanding                   21,624,474     14,902,347
                                                           ============     ==========

Earnings per common share                                         $0.12          $0.03
                                                           ============     ==========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)

______________________________________________________________________________________

                                                                1996          1995
                                                                ----          ----
Revenue:
   Product sales, pipeline tariffs and terminaling fees     $470,822,944   242,015,171

Costs and expenses:
   Product costs and direct operating expenses               462,096,897   235,772,166
   General and administrative                                  3,158,305     2,256,778
   Depreciation and amortization                                 955,028       560,348
                                                            ------------    ----------
                                                             466,210,230   238,589,292
                                                            ------------    ----------

        Operating income                                       4,612,714     3,425,879

Other income (expenses):
   Interest income                                               893,051       258,693
   Equity in earnings of affiliates                              423,151       392,184
   Minority interests                                           (149,049)     (131,100)
   Interest expense and other financing costs                 (1,370,280)   (1,403,938)
   Other, net                                                    340,076             -
                                                            ------------    ----------
                                                                 136,949      (884,161)
                                                            ------------    ----------

        Earnings before income taxes                           4,749,663     2,541,718

Income taxes - current                                           270,000        73,002
                                                            ------------    ----------

        Net earnings                                        $  4,479,663     2,468,716
                                                            ============    ==========

Weighted average common shares outstanding                    21,290,302    14,902,347
                                                            ============    ==========

Earnings per common share                                          $0.21          0.17
                                                            ============    ==========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 1996 AND YEAR ENDED APRIL 30, 1996 (UNAUDITED)

________________________________________________________________________________________________

                                                           Capital in
                                                Common     excess of   Accumulated
                                                stock      par value     deficit       Total
                                             ------------  ----------  ------------  ----------

BALANCE AT APRIL 30, 1995                    $ 1,478,071   36,912,002   (9,919,371)  28,470,702

Common stock issued for cash                     455,046   24,558,462                25,013,508
Costs related to issuance of common stock             --     (282,988)          --     (282,988)

Net earnings                                          --           --    4,617,969    4,617,969
                                             --------------------------------------------------

BALANCE AT APRIL 30, 1996                      1,933,117   61,187,476   (5,301,402)  57,819,191
                                             --------------------------------------------------

Change in the par value of common
   stock from $.10 to $.01 in connection
   with merger (Note 2)                       (1,739,805)   1,739,805           --           --
Common stock issued in merger (Note 2)            14,744    8,093,785           --    8,108,529
Common stock issued for options exercised            774      288,727           --      289,501
Common stock issued for minority interest
   in subsidiary                                   1,000      974,000           --      975,000
Net earnings                                          --           --    4,479,663    4,479,663
                                             --------------------------------------------------

BALANCE AT OCTOBER 31, 1996                  $   209,830   72,283,793     (821,739)  71,671,884
                                             ==================================================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)

__________________________________________________________________________________________________

                                                                            1996           1995
                                                                            ----           ----
Cash flows from operating activities:                                  $  4,479,663     2,468,716
   Net earnings
   Adjustments to reconcile net earnings to net
     cash used by operating activities:
         Depreciation and amortization                                      955,028       560,348
         Equity in earnings of affiliates                                  (423,151)     (392,184)
         Minority interests                                                 149,049       131,100
         Changes in operating assets and liabilities,
            net of effect of acquisitions:
                Trade accounts receivable                               (20,130,189)   (7,364,424)
                Inventories                                             (13,342,756)    3,368,733
                Prepaid expenses and other                                  444,441        75,563
                Trade accounts payable                                   17,495,194    (7,851,238)
                Inventory due under exchange agreements                    (810,815)   (1,435,295)
                Accrued liabilities                                         800,889     1,784,213
                                                                       ------------   -----------

                   Net cash used by operating activities                (10,382,647)   (8,654,468)
                                                                       ------------   -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                            (5,837,277)   (1,522,392)
   Proceeds from sale of assets                                              13,523         6,625
   Cash received in connection with acquisition                           2,315,527             -
   Costs related to acquisition                                            (399,234)            -
   Merger related costs                                                           -      (262,179)
   Cash balance in subsidiary sold                                         (111,341)            -
   Decrease (increase) in other assets                                      (24,982)       61,176
                                                                       ------------   -----------

                   Net cash used by investing activities                 (4,043,784)   (1,716,770)
                                                                       ------------   -----------

Cash flows from financing activities:
   Borrowings (repayments) of long-term debt, net                         8,735,200   (11,040,768)
   Common stock issued for cash                                             289,501             -
   Stock subscription received in cash                                            -    30,000,002
                                                                       ------------   -----------

                   Net cash provided by financing activities              9,024,701    18,959,234
                                                                       ------------   -----------

                   Increase (decrease) in cash and cash equivalents      (5,401,730)    8,587,996

Cash and cash equivalents at beginning of period                         38,403,234     1,801,828
                                                                       ------------   -----------
Cash and cash equivalents at end of period                             $ 33,001,504    10,389,824
                                                                       ============   ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)

_________________________________________________________________________________

                                                               1996          1995
                                                               ----          ----
Supplemental disclosures of cash flow information:

Acquisition of  Sheffield  Exploration Company (Note 2)

Fair value of assets acquired                               $8,739,247         -
Fair value of liabilities assumed                              231,484         -
                                                            ----------     ---------
                                                             8,507,763         -
Costs related to acquisition                                   399,234
                                                            ----------     ---------
     Fair value of stock issued                             $8,108,529         -
                                                            ==========     =========

Cash received in connection with acquisition
     included in assets acquired                            $2,315,527         -
                                                            ==========     =========


Sale of Sheffield Operating Company (Note 3)

Fair value of assets sold                                   $1,991,403         -
Fair value of liabilities assumed by purchaser                 245,451         -
                                                            ----------     ---------
     Fair value of consideration received                   $2,236,854         -
                                                            ==========     =========

Cash distributed in connection with sale
     included in assets sold                                $  111,341         -
                                                            ==========     =========

Acquisition of minority interest in Bear Paw Energy, Inc.

  The Company acquired the remaining 10% interest in Bear Paw Energy, Inc. in exchange for 100,000 shares of the Company's common stock valued at the market value of the common stock at the date of issuance, October 31, 1996.

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 1996
--------------------------------------------------------------------------------

(1)   BASIS OF PRESENTATION

      The consolidated balance sheets at October 31, 1996 and April 30, 1996, the consolidated statements of operations for the three months and six months ended October 31, 1996 and 1995, the consolidated statement of stockholders' equity for the six months ended October 31, 1996 and the year ended April 30, 1996 and the consolidated statements of cash flows for the six months ended October 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996. The results of operations for the three months and the six months ended October 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending April 30, 1997.

(2)   MERGER

      The Company is the surviving corporation of a merger (the "Merger") between TransMontaigne Oil Company and Sheffield Exploration Company, Inc. ("Sheffield") effective June 4, 1996. The Merger constituted a reverse acquisition of Sheffield, in that Sheffield survived the Merger, but is owned approximately 93% by the former stockholders of TransMontaigne Oil Company. The par value of the common stock of the company surviving the Merger is $.01 per share. As a result of the Merger, (i) the name of Sheffield was changed to TransMontaigne Oil Company; (ii) the number of shares of authorized common stock was increased to 40,000,000; and (iii) the stock options which Sheffield had outstanding prior to the Merger became options to purchase 79,338 shares of the Company's common stock at $3.65 per share. These options were exercised prior to their September 2, 1996 expiration date.

(3)   SALE OF SUBSIDIARY

      On October 31, 1996 the Company sold a wholly owned subsidiary for approximately $2,237,000. The Company received as consideration a note receivable for approximately $2,067,000 payable over five years, a receivable for $100,000 and shares of common stock representing an approximate 18% interest in the acquiring company's common stock. On November 4, 1996 the Company received a $700,000 cash payment on the note and the $100,000 receivable was collected.

(4) SUBSEQUENT EVENT

    The Company's wholly owned subsidiary, Bear Paw Energy, Inc. ("Bear Paw"), entered into a definitive agreement on November 1, 1996 to acquire for approximately $75,000,000 the Grasslands natural gas gathering, processing, treating and fractionating system located in western North Dakota and northeastern Montana. The Grasslands gas processing plant, located in McKenzie County, North Dakota, was built in 1980. Natural gas is gathered from over 1,200 active leases through approximately 2,500 miles of gathering lines.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

   TransMontaigne Oil Company (the "Company") is a holding company engaged through its operating subsidiaries in the downstream sector of the petroleum industry, providing transportation, supply, distribution, processing and marketing services for petroleum products, natural gas and crude oil. The services that the Company provides include the transporting, storing, terminaling and wholesale marketing of refined petroleum products primarily in the mid-continent region of the United States; the gathering and processing of natural gas liquids and residue natural gas in the Rocky Mountain region; and the gathering, transportation and storage of crude oil in east Texas.

   The Company's wholly owned subsidiary, Continental Ozark, Inc. ("COZ"), is engaged in the transporting, storing and terminaling, and the wholesale marketing of refined petroleum products (primarily unleaded gasoline, No. 2 diesel oil and jet fuel) in the mid-continent region of the United States and in the gathering, storing and transporting of crude oil in east Texas. COZ owns and operates 747 miles of pipeline, (the NORCO pipeline, the Razorback pipeline, and the CETEX pipeline), and nine terminal or storage facilities in seven states with a combined tankage capacity of 4,819,000 barrels which facilities serve over 500 customers.

   The Company's wholly owned subsidiary, Bear Paw Energy, Inc. ("Bear Paw"), entered into a definitive agreement on November 1, 1996 to acquire for approximately $75,000,000, the Grasslands natural gas gathering, processing, treating and fractionating system located in western North Dakota and northeastern Montana. The Grasslands system is one of the largest natural gas facilities in the Williston Basin. The Grasslands natural gas processing plant, located in McKenzie County, North Dakota, was built in 1980 and is designed for
65.5 MMCFD raw inlet capacity.   Designed product recoveries are 88% propane,
99% butane and 100% gasoline. Current throughput is approximately 45 MMCFD from over 1,200 active leases, the natural gas from which is gathered through the system's approximately 2,500 miles of gathering lines. The Grasslands system currently includes 12 plant inlet compressors and 45 field compressors at 26 locations.

   The following is a discussion of the Company's consolidated liquidity and capital resources and results of operations. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

   The net cash used by operating activities during the six months ended October 31, 1996 was $10,383,000, a $1,728,000 increase over the cash used by operating activities during the six months ended October 31, 1995. This increase was primarily a result of increased inventory levels required to meet seasonal demands, partially offset by increased trade payables to suppliers of inventory, and increased trade receivables resulting from increased product sales.

   The Company made capital expenditures of $5,837,000 and $1,522,000 during the six months ended October 31, 1996 and 1995, respectively, for additions and improvements to the Company's terminal and pipeline facilities. The Company anticipates approximately $103,000,000 of capital expenditures during the fiscal year ending April 30, 1997, including the $75,000,000 Grasslands system acquisition. Actual future capital expenditures will depend on numerous factors, including the availability and cost of appropriate acquisitions; the demand for the services the Company provides; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability of financing on acceptable terms.

   During the current year six month period the Company received approximately $2,316,000 cash in connection with its merger with Sheffield Exploration Company, Inc.

   The Company's long-term debt increased by $3,733,000 during the current year quarter, and increased $8,735,000 during the six months ended October 31, 1996. During the prior year quarter, the Company's long-term debt increased approximately $5,647,000 and decreased $11,041,000 during the six months ended October 31, 1995. Outstanding long-term debt was $37,684,000 at October 31, 1996. The increases in long-term debt provided funds to purchase additional inventory and to finance capital expenditures.

   In December 1995, the Company entered into a bank credit agreement with a money center bank which provides for revolving credit of up to $45,000,000, including cash advances and letters of credit. The credit agreement has a final maturity date of November 30, 1999 and provides for interest at either the bank's base rate or a designated premium over short-term Eurodollar rates. As of October 31, 1996, $33,730,000 was outstanding under the credit agreement.

   The Company has received a commitment (the "Commitment") from the same money center bank to replace the existing $45,000,000 revolving credit agreement with a $130,000,000 credit facility consisting of a five year $45,000,000 working capital revolving credit and an $85,000,000 acquisition revolving credit (the "New Credit Facility"). The acquisition revolving credit is expected to be partially used to finance the approximately $75,000,000 purchase price of the Grasslands system acquisition. On December 31, 1999, the acquisition revolving credit will convert to a term loan and 5% of the amount outstanding on December 31, 2000 will be due each quarter beginning March 31, 2000, with the balance due December 31, 2001. The first $45,000,000 of proceeds of any public or private debt or equity issuance is required to be applied to the repayment of the acquisition revolving credit. After repayment of $45,000,000 of the acquisition revolving credit, and if the Company then has consolidated tangible net worth of $100,000,000, the balance of the New Credit Facility will convert into a single $85,000,000 facility due December 31, 2001 (the "Successor Facility"). The amount available under the Successor Facility will be reduced by $3,125,000 each quarter beginning March 31, 2000. The Commitment is subject to execution of a definitive loan document and other conditions.

   The Company had working capital of $67,221,000 at October 31, 1996. Management believes the Company's current working capital position, future cash provided by operating activities, borrowing capacity under its credit agreement and its relations with institutional lenders and equity investors should enable it to meet its future capital requirements.

   The Company has approximately $20,200,000 net operating loss carryforwards for federal income tax purposes which are available to offset taxable income for the fiscal years 1997 to 2009. Due to changes in ownership which occurred in April, 1996 and June 1996, the use of the net operating loss carryforwards to offset taxable income will be limited to approximately $5,600,000 annually.

RESULTS OF OPERATIONS

     During the three months and six months ended October 31, 1996 the Company's revenues were derived primarily from three activities: transporting refined petroleum products and crude oil in pipelines; storing and terminaling refined petroleum products; and refined petroleum products supply and distribution.

     Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. The NORCO and Razorback pipelines transport refined petroleum products, and their rates are regulated by the Federal Energy Regulatory Commission. The CETEX pipeline transports crude oil and its rates are not regulated.

     Terminal revenues are based on the volume of refined petroleum products handled, generally at a standard industry fee of $.0050 per gallon. Terminal fees are not regulated. Storage fees are generally based on a per gallon rate, which varies with the duration of the storage arrangement, the refined petroleum product stored and special handling requirements. The operating expenses of the pipeline and terminal businesses include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental protection costs, materials and supplies.

     The products supply and distribution business includes bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products from proprietary and non-proprietary terminal truck loading rack locations are primarily represented by truck load sales of 8,000 gallons of refined petroleum product. These sales are generally also made at small margins.

Three months ended October 31, 1996 compared to October 31, 1995:

Revenue and operating information for the three months ended October 31, 1996 and 1995 is summarized below.


                                                           Products
                                                         Supply and
                                 Pipeline    Terminal  Distribution
                               Operations  Operations    Operations  Total
                               -------------------------------------------
                                           (in thousands)
Three months ended
October 31, 1996
----------------
   Volumes (1)                   4,761        177,000      435,000
   Revenues                     $3,227          1,200      272,344  276,771
   Net Operating Margin (2)     $1,868            796        1,971    4,635

Three months ended
October 31, 1995
----------------
   Volumes (1)                   5,131        149,000      259,000
   Revenues                     $2,349            844      131,131  134,324
   Net Operating Margin (2)     $1,127            620          595    2,342

(1) Pipeline volumes are expressed in barrels (42 gallons per barrel), and terminal and products supply and distribution sales volumes are expressed in gallons.

(2) Net operating margin represents revenues less direct operating expenses for pipeline and terminal operations, and revenues less cost of refined petroleum products purchased for products supply and distribution operations.

    The net operating margin from pipeline operations of $1,868,000 increased 66% or $741,000 in the current year quarter. This increase resulted primarily from a net increase in the volumes of higher tariff shipments, notwithstanding a 7.2% decrease in total volumes shipped, together with increases in joint tariff participation and tankage rental charges. These increases resulted in a 37% increase in revenues of $878,000 in the current year quarter. The increase in revenues partially was offset by an 11% increase in operating costs of $137,000, primarily due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, repairs and maintenance and property tax assessments.

    The net operating margin from terminal operations of $796,000 increased 28% or $176,000 in the current year quarter. This increase resulted from a 19% increase in volumes handled, primarily at the Little Rock, Arkansas terminal, offset in part by an increase in terminal operating costs of 80% attributable to a new terminal lease, additional freight charges, field personnel expenses and property tax assessments.

    The net operating margin from product sales of $1,971,000 increased 231% or $1,376,000 in the current year quarter, while net revenues increased $141,213,000 on additional volume of 176,000,000 gallons sold. The $.0045 net operating margin per gallon realized in the current year quarter increased $.0022 over the $.0023 per gallon realized during the prior year quarter due to improved refined products market conditions and the related positive impact on margins.

   During the current year quarter, general and administrative expenses increased approximately $463,000, a 39% increase over the prior year quarter, primarily due to additional personnel costs and increased employee relocation, information systems and communication expenses.

   Equity in earnings of affiliates primarily represents the Company's share of the earnings of Lion Oil Company ("Lion"). During the current year quarter the Company's share of Lion's earnings (net of related minority interests) was approximately $482,000 compared to $273,000 for the prior year quarter, primarily due to Lion realizing increased refinery crack spreads.

   Interest expense represents interest on the revolving bank line of credit used to finance inventory and accounts receivable and includes interest on the Company's senior subordinated debentures. Interest expense during the current year quarter decreased $62,000, a 7.8% reduction from the prior year quarter. Lower interest rates in the quarter ending October 31, 1996 offset the effect of a $6,000,000 increase in the average loan balance outstanding. Interest expense includes other financing costs, including fees paid for letters of credit issued to product suppliers and loan commitment fees paid in connection with the revolving loan facility.

   Interest income during the current year quarter increased to $431,000 from $137,000, primarily due to an approximate $14 million increase in average interest bearing cash balances held for future investments.

   Net earnings before income taxes for the current year quarter were $2,883,000, a 502 % increase of $2,404,000 over the $479,000 for the prior year quarter, primarily as a result of the increases in pipeline, terminal and products supply and distribution net operating margins, together with additional interest income and increased earnings from Lion, which increases were partially offset by increased general and administrative expenses. The provision for income taxes of $210,000 for the current year quarter primarily represents estimated state income taxes. Net after tax earnings for the current year quarter were $2,673,000, a 510% increase of $2,236,000 from the $438,000 for the prior year quarter.

Six months ended October 31, 1996 compared to October 31, 1995:

Revenue and operating information for the six months ended October 31, 1996 and 1995 is summarized below.


                                                           Products
                                                         Supply and
                                 Pipeline    Terminal  Distribution
                               Operations  Operations    Operations   Total
                               --------------------------------------------
                                            (in thousands)

Six months ended
October 31, 1996
----------------
   Volumes (1)                   9,765       352,000      746,000
   Revenues                    $ 6,061         2,375      462,387   470,823
   Net Operating Margin (2)    $ 3,380         1,748        3,598     8,726

Six months ended
October 31, 1995
----------------
   Volumes (1)                  10,044       285,000      445,000
   Revenues                    $ 4,165         1,617      236,233   242,015
   Net Operating Margin (2)    $ 2,041         1,209        2,993     6,243

(1) Pipeline volumes are expressed in barrels (42 gallons per barrel), and terminal and products supply and distribution sales volumes are expressed in gallons.

(2) Net operating margin represents revenues less direct operating expenses for pipeline and terminal operations, and revenues less cost of refined petroleum products purchased for products supply and distribution operations.

    The net operating margin from pipeline operations of $3,380,000 increased 66% or $1,339,000 in the current year six month period. This increase resulted primarily from a net increase in the volumes of higher tariff shipments, notwithstanding a 2.8% decrease in total volumes shipped, together with increases in joint tariff participation and tankage rental charges. These increases resulted in a 46% increase in revenues of $1,896,000 in the current year six month period. The increase in revenues partially was offset by a 26% increase in operating costs of $557,000, primarily due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, repairs and maintenance and property tax assessments.

    The net operating margin from terminal operations of $1,748,000 increased 45% or $539,000 in the current year six month period. This increase resulted from a 24% increase in volumes handled, primarily at the Little Rock, Arkansas terminal, offset in part by an increase in terminal operating costs of 54% attributable to a new terminal lease, additional freight charges, field personnel expenses and property tax assessments.

    The net operating margin from product sales of $3,598,000 increased 20% or $605,000 in the current year six month period, while net revenues increased $226,154,000 on additional volume of 301,000,000 gallons sold. The $.0048 net operating margin per gallon realized in the current year six month period decreased $.0019 from the $.0067 per gallon realized during the prior year six month period, primarily due to higher than normal product margins realized during the first half of the prior year six month period caused by strong market conditions during that period.

   During the current year six month period, general and administrative expenses increased approximately $902,000, a 40% increase over the prior year six month period, primarily due to additional personnel costs and increased employee relocation, information systems and communication expenses.

   Equity in earnings of affiliates primarily represents the Company's share of the earnings of Lion. During the current year six month period the Company's share of Lion's earnings (net of related minority interests) was approximately $291,000 compared to $257,000 for the prior year six month period, primarily due to Lion realizing slightly improved refinery crack spreads.

   Interest expense represents interest on the revolving bank line of credit used to finance inventory and accounts receivable and interest on the Company's senior subordinated debentures. Interest expense during the current year six month period decreased $34,000, a 2.4% reduction from the prior year six month period. Lower interest rates in the current year six month period offset the effect of a $6,000,000 increase in the average loan balance outstanding. Interest expense includes other financing costs, including fees paid for letters of credit issued to product suppliers and loan commitment fees paid in connection with the revolving loan facility.

   Interest income during the current year six month period increased to $893,000 from $259,000 primarily due to an approximate $15 million increase in average interest bearing cash balances held for future investments.

   Net earnings before income taxes for the current year six month period were $4,750,000, an 86.9% increase of $2,208,000 over the $2,542,000 for the prior year six month period, primarily as a result of the increases in pipeline, terminal and products supply and distribution net operating margins, together with additional interest income and increased earnings from Lion, which increases were partially offset by increased general and administrative expenses. The provision for income taxes of $270,000 for the current year six month period primarily represents estimated state income taxes. Net after tax earnings for the current year six month period were $4,480,000, an 81% increase of $2,011,000 from the $2,469,000 for the prior year six month period.

RISK FACTORS AND CAUTIONARY STATEMENTS

  This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 such as the words or phrases "believes," "is to be," "will depend," "will become" and "plans to" or similar expressions. The Company wishes to advise readers that the forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements including, but not limited to, the following:

   . the Company's margins on high volumes of products and/or volatility in the price of the Company's products
   . the risk that, to the extent the Company attempts to selectively hedge its inventory positions, those hedges are not effective
   . the risk that the Company could be required to recognize a financial statement loss through a lower of cost or market write-down of inventories
   .  compliance with current and possibly future environmental regulations

PART II. OTHER INFORMATION
--------------------------

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

(a) Securities Sold. On October 31, 1996, 100,000 shares of the Company's common stock were issued.

(b) Purchasers. The unregistered common stock certificates were issued to seven officers and employees of Bear Paw Energy, Inc. ("Bear Paw").

(c) Consideration. The 100,000 shares of the Company's common stock were issued pursuant to The Plan and Agreement of Merger dated October 31, 1996 in which Bear Paw merged with and into Sheffield Gas Processors, Inc. ("Gas Processors") in exchange for stock in Gas Processors' parent company, TransMontaigne Oil Company.

(d) Exemption from registration claimed. The 100,000 shares of common stock issued have not been registered under the Securities Act of 1933 or State Blue Sky Laws because they are being issued in a private placement under
     Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        27      Financial Data Schedule.  FILED HEREWITH

No reports on Form 8-K were filed during the quarter ended October 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  December 13, 1996        TRANSMONTAIGNE OIL COMPANY
                                 (Registrant)



                                 /s/ CORTLANDT S. DIETLER
                                 ------------------------
                                 Cortlandt S. Dietler
                                 Chairman and Chief Executive Officer



                                 /s/ W.A. SIKORA
                                 ---------------
                                 W. A. Sikora
                                 Executive Vice President
                                 (Principal Accounting Officer)