Form 10-Q
period 1997-01-31
TRANSMONTAIGNE OIL CO
filed 1997-03-17
CIK 755199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                      or

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of March 11, 1997, there were 25,783,974 shares of the Registrant's Common Stock outstanding.

                           TRANSMONTAIGNE OIL COMPANY

                                     INDEX



                        PART I.   FINANCIAL INFORMATION

                                                             Page No.
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets
          January 31, 1997 and April 30, 1996...............    3

          Consolidated Statements of Operations
          Three months ended January 31, 1997 and 1996......    5

          Consolidated Statements of Operations
          Nine months ended January 31, 1997 and 1996.......    6

          Consolidated Statements of Stockholders' Equity
          Nine months ended January 31, 1997 and
          Year ended April 30, 1996.........................    7

          Consolidated Statements of Cash Flows
          Nine months ended January 31, 1997 and 1996.......    8

          Notes to Consolidated Financial Statements........   10


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....   13

                          PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..................   23

          Signatures.......................................    24

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS



TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 1997 and April 30, 1996 (Unaudited)
------------------------------------------------------------------------

                                            January 31,       April 30,
                                               1997             1996
                                            ------------    -----------
Assets
------
Current assets:
   Cash and cash equivalents                $ 28,168,373     38,403,234
   Trade accounts receivable                  41,567,846     20,905,812
   Notes receivable - current                    191,107       -
   Inventories                                49,296,802     23,609,136
   Prepaid expenses and other                  1,310,266      1,475,612
                                            ------------    -----------
                                             120,534,394     84,393,794
                                            ------------    -----------

Property, plant and equipment:
   Land                                        1,222,195      1,072,798
   Plant and equipment                       112,472,130     24,926,309
   Accumulated depreciation                   (8,151,832)    (6,461,244)
                                            ------------    -----------
                                             105,542,493     19,537,863
                                            ------------    -----------
Investments and other assets:
   Investments                                15,890,462     15,830,006
   Note receivable - non-current               1,185,769       -
   Other assets, net                           5,048,661      1,201,313
                                            ------------    -----------
                                              22,124,892     17,031,319
                                            ------------    -----------

                                            $248,201,779    120,962,976
                                            ============    ===========


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 1997 and April 30, 1996 (Unaudited)
______________________________________________________________________________

                                                                   January 31,        April 30,
                                                                       1997              1996
                                                                       ----              ----
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Trade accounts payable                                           $ 26,933,131        10,698,199
   Inventory due under exchange agreements                             6,286,161         8,874,645
   Taxes payable                                                       7,097,664         6,483,756
   Other accrued liabilities                                           4,134,719         2,685,355
                                                                    ------------       -----------
                                                                      44,451,675        28,741,955
                                                                    ------------       -----------

Long-term debt                                                       124,906,667        28,948,867

Minority interests                                                     5,559,826         5,452,963

Stockholders' equity:
   Preferred stock, par value $.01 per share, authorized,
      2,000,000 shares, none issued                                     -                 -
   Common stock, par value $.01 per share, authorized
      40,000,000 shares, issued and outstanding 21,074,146
      shares at January 31, 1997; par value $.10 per share,
      authorized 27,000,000 shares, issued and outstanding
      19,331,171 shares at April 30, 1996                                210,742         1,933,117
   Capital in excess of par value                                     72,468,731        61,187,476
   Retained earnings (accumulated deficit)                               604,138        (5,301,402)
                                                                    ------------       -----------

                                                                      73,283,611        57,819,191
                                                                    ------------       -----------

                                                                    $248,201,779       120,962,976
                                                                    ============       ===========



See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

Three Months Ended January 31, 1997 and 1996 (Unaudited)
------------------------------------------------------------------------


                                                                 1997              1996
                                                                 ----              ----
Revenue:
   Product sales, pipeline tariffs, terminaling fees
    and natural gas gathering and  processing fees             $340,653,668    105,959,679

Costs and expenses:
   Product costs and direct operating expenses                  335,357,040    104,574,116
   General and administrative                                     1,856,742      1,251,189
   Depreciation and amortization                                    995,983        292,967
                                                               ------------    -----------
                                                                338,209,765    106,118,272
                                                               ------------    -----------

        Operating income (loss)                                   2,443,903       (158,593)

Other income (expenses):
   Interest income                                                  398,856        121,851
   Equity in (loss) of affiliates                                  (105,674)       (75,943)
   Minority interests                                                42,186         22,255
   Interest expense and other financing costs                    (1,438,007)      (744,649)
   Other, net                                                       264,613        -
                                                               ------------    -----------
                                                                   (838,026)      (676,486)
                                                               -------------   -----------

        Earnings (loss) before income taxes                       1,605,877       (835,079)

Income taxes - current                                              180,000         31,500
                                                               ------------    -----------

        Net earnings (loss)                                    $  1,425,877       (866,579)
                                                               ============    ===========

Weighted average common shares outstanding                       21,826,756     14,713,980
                                                               ============    ===========

Earnings (loss) per common share                               $        .07           (.06)
                                                               ============    ===========


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

Nine Months Ended January 31, 1997 and 1996 (Unaudited)
------------------------------------------------------------------------

                                                                    1997            1996
                                                                    ----            ----
Revenue:
   Product sales, pipeline tariffs, terminating fees
     and natural gas gathering and processing fees              $811,476,612    347,974,850

Costs and expenses:
   Product costs and direct operating expenses                   797,453,937    340,346,282
   General and administrative                                      5,015,047      3,507,967
   Depreciation and amortization                                   1,951,011        853,315
                                                                ------------    -----------
                                                                 804,419,995    344,707,564
                                                                ------------    -----------

        Operating income                                           7,056,617      3,267,286

Other income (expenses):
   Interest income                                                 1,291,907        380,544
   Equity in earnings of affiliates                                  317,477        316,241
   Minority interests                                               (106,863)      (108,845)
   Interest expense and other financing costs                     (2,808,287)    (2,148,587)
   Other, net                                                        604,689        -
                                                                ------------    -----------
                                                                    (701,077)    (1,560,647)
                                                                ------------    -----------

        Earnings before income taxes                               6,355,540      1,706,639

Income taxes - current                                               450,000        104,502
                                                                ------------    -----------

        Net earnings                                            $  5,905,540      1,602,137
                                                                ============    ===========

Weighted average common shares outstanding                        21,469,120     14,713,980
                                                                ============    ===========

Earnings per common share                                       $        .28            .11
                                                                ============    ===========



See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Nine Months Ended January 31, 1997 and Year Ended April 30, 1996 (Unaudited)
--------------------------------------------------------------------------------


                                                                                              Retained
                                                                              Capital in      earnings
                                                                  Common      excess of    (accumulated
                                                                  stock       par value       deficit)       Total
                                                                ----------    ----------    -----------    ----------
Balance at April 30, 1995                                      $ 1,478,071    36,912,002     (9,919,371)   28,470,702

Common stock issued for cash                                       455,046    24,558,462              -    25,013,508
Costs related to issuance of common stock                                -      (282,988)             -      (282,988)
Net earnings                                                             -             -      4,617,969     4,617,969
                                                               ------------------------------------------------------

Balance at April 30, 1996                                        1,933,117    61,187,476     (5,301,402)   57,819,191
                                                               ------------------------------------------------------

Change in the par value of common stock from
     $.10 to $.01 in connection with merger (Note 2)            (1,739,805)    1,739,805              -             -
Common stock issued in merger (Note 2)                              14,744     8,093,735              -     8,108,479
Common stock issued for options exercised                            1,834       673,567              -       675,401
Common stock issued for minority interest
     in subsidiary                                                   1,000       974,000              -       975,000
Common stock repurchased and  retired                                 (148)     (199,852)             -      (200,000)
Net earnings                                                             -             -      5,905,540     5,905,540
                                                               ------------------------------------------------------

Balance at January 31, 1997                                    $   210,742    72,468,731        604,138    73,283,611
                                                               ======================================================



See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended January 31, 1997 and 1996 (Unaudited)
-----------------------------------------------------------------------

                                                                       1997            1996
                                                                       ----            ----
Cash flows from operating activities:
   Net earnings                                                   $  5,905,540      1,602,137
   Adjustments to reconcile net earnings to net
     cash used by operating activities:
         Depreciation and amortization                               1,951,011        853,315
         Equity in earnings of affiliates                             (317,477)      (316,241)
         Minority interests                                            106,863        108,845
         (Gain) on disposition of assets                               (76,872)        (4,403)
         Changes in operating assets and liabilities,
            net of effect of acquisitions:
                Trade accounts receivable                          (20,447,555)     2,166,766
                Inventories                                        (25,687,666)    (3,639,775)
                Prepaid expenses and other                             346,133        (52,487)
                Trade accounts payable                              16,188,334    (12,793,266)
                Inventory due under exchange agreements             (2,588,484)      (236,258)
                Accrued liabilities                                  2,246,303        (65,289)
                                                                  ------------    -----------

                 Net cash used by operating activities.            (22,373,870)   (12,376,656)
                                                                  ------------    -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                      (85,421,308)    (2,895,371)
   Proceeds from sale of assets                                         15,123        295,387
   Cash received in connection with acquisition                      2,315,527
   Costs related to acquisition                                       (399,284)
   Merger related costs                                                              (263,452)
   Cash balance in subsidiary sold                                    (111,341)
   Decrease (increase) in other assets, net                           (892,909)        65,770
                                                                  ------------    -----------
                 Net cash used by investinga activities            (84,494,192)    (2,797,666)
                                                                  ------------    -----------
Cash flows from financing activities:
   Borrowings (repayments) of long-term debt, net                   95,957,800     (5,647,169)
   Common stock issued for cash                                        675,401              -
   Stock subscription received in cash                                       -     30,000,002
   Costs relating to conversion of preferred stock and
      issuance of common stock and debt                                      -       (250,938)
                                                                  ------------     ----------

                 Net cash provided by financing activities          96,633,201     24,101,895
                                                                  ------------     ----------

                 Increase (decrease) in cash and cash equivalents  (10,234,861)     8,927,573

Cash and cash equivalents at beginning of period                    38,403,234      1,801,828
                                                                  ------------      ---------

Cash and cash equivalents at end of period                        $ 28,168,373     10,729,401
                                                                  ============     ==========


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended January 31, 1997 and 1996 (Unaudited)
-------------------------------------------------------------

                                                                  1997      1996
                                                                  ----      ----

Supplemental disclosures of cash flow information:

Acquisition of Sheffield Exploration Company (Note 2)

Fair value of assets acquired                                  $8,739,247      -
Fair value of liabilities assumed                                 231,484      -
                                                               ----------    -----
                                                                8,507,763      -
Costs related to acquisition                                      399,284
                                                               ----------    -----
     Fair value of stock issued                                 8,108,479      -
                                                               ==========    =====
Cash received in connection with acquisition
     included in assets acquired                               $2,315,527      -
                                                               ==========    =====


Sale of Sheffield Operating Company (Note 3)

Fair value of assets sold                                      $1,991,403      -
Fair value of liabilities assumed by purchaser                    245,451      -
                                                               -----------   -----
     Fair value of consideration received                      $2,236,854      -
                                                               ===========   =====
Cash distributed in connection with sale
     included in assets sold                                   $  111,341      -
                                                               ==========    =====


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

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1997
--------------------------------------------------------------------------------

(1) Basis of Presentation

    The TransMontaigne Oil Company ("TransMontaigne") consolidated balance sheets at January 31, 1997 and April 30, 1996, the consolidated statements of operations for the three months and nine months ended January 31, 1997 and 1996, the consolidated statement of stockholders' equity for the nine months ended January 31, 1997 and the year ended April 30, 1996 and the consolidated statements of cash flows for the nine months ended January 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in TransMontaigne's Annual Report on Form 10-K for the fiscal year ended April 30, 1996. The results of operations for the three months and the nine months ended January 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending April 30, 1997.

(2) Merger

    TransMontaigne is the surviving corporation of a merger (the "Merger") between TransMontaigne Oil Company and Sheffield Exploration Company, Inc. ("Sheffield") effective June 4, 1996. The Merger constituted a reverse acquisition of Sheffield, in that Sheffield survived the Merger, but is owned approximately 93% by the former stockholders of TransMontaigne Oil
    Company.   The par value of the common stock of the company surviving the
    Merger is $.01 per share.   As a result of the Merger, (i) the name of
    Sheffield was changed to TransMontaigne Oil Company; (ii) the number of shares of authorized common stock was increased to 40,000,000; and (iii) the stock options which Sheffield had outstanding prior to the Merger became options to purchase 79,338 shares of TransMontaigne's common stock at $3.65 per share. These options were exercised prior to their September 2, 1996 expiration date.

(3) Sale of Subsidiary

    On October 31, 1996 TransMontaigne sold a wholly owned subsidiary for approximately $2,237,000. TransMontaigne received as consideration a note receivable for approximately $2,067,000 payable over five years, a receivable for $100,000 and shares of common stock representing an approximate 18% interest in the acquiring company's common stock. On November 4, 1996 TransMontaigne received a $700,000 cash payment on the note and the $100,000 receivable was collected. On January 3, 1997, 14,815 shares of TransMontaigne's stock were received as a $200,000 payment on the note receivable. These shares were valued at the January 2, 1997 closing price of $13.50 and were retired.

(4) Acquisition of Grasslands Facilities

    On December 20, 1996, TransMontaigne's wholly owned subsidiary, Bear Paw Energy Inc., acquired for approximately $71,000,000 cash the Grasslands natural gas gathering, processing, treating and fractionating system located in western North Dakota and northeastern Montana. The Grasslands gas processing plant, located in McKenzie County, North Dakota, was built in 1980. Natural gas is gathered from over 1,200 active leases through approximately 2,500 miles of gathering lines. The plant is designed for approximately 65 million cubic fees per day inlet capacity and has operated at approximately 75 million cubic feet per day for extended periods. Designed product recoveries are 88% propane, 99% butane and 100% gasoline.

    The cost of the Grasslands facilities has been allocated to the assets acquired based on their estimated fair market value as determined by TransMontaigne.

    The following summarized unaudited proforma historical results of operations assumes that the acquisition of the Grasslands facilities occurred as of May 1, 1995 and combines the historical results of TransMontaigne for the three months ended January 31, 1997 and 1996 and the nine months ended January 31, 1997 and 1996 with the historical results of operations of the Grasslands facilities for the three months ended December 31, 1996 and 1995 and the nine months ended December 31, 1996 and 1995, respectively.

    The unaudited proforma results of operations are not necessarily indicative of the results of operations that would actually have occurred if the Grasslands facilities had been acquired as of the date indicated or which will be attained in the future.


                            Three Months Ended   Nine Months Ended
                                January 31          January 31
                           ---------------------------------------
                             1997       1996      1997      1996
                             ----       ----      ----      ----
                                           (IN 000'S)
Revenues                   $348,466   117,865    842,937   381,434
                           ========   =======    =======   =======

Net Earnings               $  2,385      (511)     7,914     1,343
                           ========   =======    =======   =======

Earnings (Loss)
  Per Share                $    .11      (.03)       .37       .09
                           ========   =======    =======   =======

(5) Subsequent Event

    On February 13, 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders. The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were approximately $53,440,000, after deducting underwriting discounts and commissions and estimated offering expenses, of which $45,000,000 was used to repay a portion of the debt incurred under its bank credit facility. The balance will be used for general corporate purposes. On March 11, 1997 the underwriters' overallotment to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000 which will be used for general corporate purposes.

    TransMontaigne's bank credit facility at January 31, 1997 consisted of a five year $45,000,000 working capital revolving credit facility and an $85,000,000 acquisition revolving credit facility. Approximately $71,000,000 of the acquisition revolving credit facility was used to finance the acquisition of the Grasslands facilities. The first $45,000,000 of net proceeds from the public offering was required to repay amounts outstanding under the acquisition revolving credit facility. After the repayment of $45,000,000 on February 13, 1997, and since TransMontaigne then had consolidated tangible net worth in excess of $100,000,000, as defined in the bank credit agreement, TransMontaigne converted the balance of the bank credit facility into a single $85,000,000 successor bank credit facility due December 31, 2001. The amount available under the successor bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the prior and successor bank credit facilities generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and end-users of petroleum products, natural gas and crude oil in the downstream sector of the petroleum industry. TransMontaigne is a holding company which conducts operations through its subsidiaries primarily in the mid-continent and Rocky Mountain regions of the United States. TransMontaigne does not explore for, or produce, crude oil or natural gas, and it owns no crude oil or natural gas reserves.

TransMontaigne owns and operates refined product, crude oil and natural gas assets. TransMontaigne's refined petroleum product and crude oil assets consist primarily of 747 miles of pipeline and ten storage and terminal facilities in seven states with a combined tank storage capacity of approximately 4,820,000 barrels. Its natural gas gathering and processing assets consist of four gathering and processing systems in two states with combined throughput capacity of approximately 85 million cubic feet per day and over 2,700 miles of pipelines. The use of these facilities and an extensive network of additional common carrier pipelines and terminal facilities owned by others allows TransMontaigne to significantly expand its geographic service area and the types of services it provides. TransMontaigne also manages 15 small natural gas gathering systems for a major interstate pipeline company. In addition, a 65% owned subsidiary of TransMontaigne owns 27.75% of the stock of Lion Oil Company ("Lion") which owns and operates a modern oil refinery in El Dorado, Arkansas and associated pipeline systems and terminal facilities.

In December 1996, TransMontaigne acquired the Grasslands natural gas gathering and processing facilities for approximately $71,000,000 in cash. The acquisition has been accounted for as a purchase. The Grasslands facilities, which are located in western North Dakota and northeastern Montana, complement TransMontaigne's existing natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region, and enable TransMontaigne to improve service to oil and gas producers as well as to end-users of natural gas liquids ("NGLs") and residue natural gas. The Grasslands facilities are one of the largest natural gas gathering and processing systems in the Williston Basin which is currently among the most active areas of domestic oil and gas drilling. With the acquisition of these assets, natural gas gathering and processing represents a significant and integral component of TransMontaigne's business.

Effective January 1, 1997, TransMontaigne reorganized its corporate structure in order for its business activities to be conducted by operating subsidiary corporations while management, administrative, financial, in-house legal, accounting, business development and environmental services are provided by the parent holding company.

TransMontaigne Transportation Services Inc. provides refined petroleum product and crude oil pipeline transportation, storage and terminaling services to the downstream sector of the petroleum industry through its subsidiaries, TransMontaigne Pipeline Inc. and TransMontaigne Terminaling Inc.

TransMontaigne Product Services Inc. provides refined petroleum products, crude oil and natural gas liquids supply, distribution and marketing services to the downstream sector of the petroleum industry.

Bear Paw Energy Inc. provides natural gas gathering and processing services to oil and gas producers as well as to end-users of NGLs and residue natural gas.



Results of Operations


                                                               Three                    Nine
                                                            Months Ended            Months Ended
                                                             January 31              January 31
                                                             ----------              ----------
                                                           1997       1996         1997        1996
                                                         --------    -------     ---------    -------
                                                        (in thousands, except margin per gallon data)
Pipeline Operations
   Volume(1)                                                4,506      4,355        14,271     14,399
   Revenues                                              $  2,866      2,778         8,927      6,943
   Net Operating Margins(2)                              $  1,505      1,864         4,885      3,905
   Margin per Gallon                                     $ 0.0080     0.0102        0.0082     0.0065
Terminal Operations
   Volume(1)                                              178,000    149,000       530,000    433,600
   Revenues                                              $  1,305        845         3,680      2,462
   Net Operating Margins(2)                              $    740        631         2,488      1,840
   Margin per Gallon                                     $ 0.0042     0.0042        0.0047     0.0042
Products Supply and Distribution Operations
   Volume(1)                                              491,000    205,000     1,237,000    650,000
   Revenues                                              $328,188    102,337       790,575    338,570
   Net Operating Margins(2)                              $    580     (1,109)        4,178      1,884
   Margin per Gallon                                     $ 0.0012    (0.0054)       0.0034     0.0029
Natural Gas Gathering and Processing Operations (3)
   Inlet Volume (4)                                         1,609          -     1,609,200          -
   NGL Production (4)                                       9,253          -         9,253          -
   Residue Production (4)                                   1,452          -         1,452          -
   Revenues                                              $  8,295          -         8,295          -
   Net Operating Margins(2)                              $  2,472          -         2,472          -
   Margin per Production Unit (5)                               -          -             -          -
Total Operations
   Revenues                                              $340,654    105,960       811,477    347,975
   Net Operating Margins(2)                              $  5,297      1,386        14,023      7,629

(1) Pipeline volumes are expressed in barrels (42 gallons per barrel); terminal and products supply and distribution volumes are expressed in gallons.
(2) Net operating margin represents revenues less direct operating expenses for pipeline and terminal operations; revenues less cost of refined petroleum products sold for products supply and distribution operations; and revenues less cost of natural gas gathered, processed and sold and direct operating expenses for natural gas gathering and processing operations.
(3) Natural gas gathering and processing volumes, production and revenues for the three months and nine months ended January 31, 1997 include those items only for the period from December 20, 1996, the closing date of the Grasslands facilities acquisition, through January 31, 1997.
(4) Natural gas inlet volumes are expressed in thousand cubic feet; NGL production is expressed in gallons; and residue natural gas production is expressed in million British Thermal Units.
(5) Margin per production unit information for NGLs and residue natural gas produced is not presently available.

Prior to the acquisition of the Grasslands facilities, TransMontaigne's revenues were derived primarily from three activities: transporting refined petroleum products and crude oil in pipelines; storing and terminaling refined petroleum products; and refined petroleum products supply, distribution and marketing.
The acquisition of the Grasslands natural gas gathering and processing facilities will have a significant impact on TransMontaigne's future results of operations.

Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. TransMontaigne's interstate pipeline systems transport refined petroleum products and their tariffs are regulated by the Federal Energy Regulatory Commission (the "FERC"). TransMontaigne's intrastate pipeline transports crude oil and its tariffs are not regulated by the FERC but are regulated by the Texas Railroad Commission.

Terminal revenues are based on the volume of refined petroleum products handled, generally at a standard per gallon rate. Terminal fees are not regulated. Storage fees are generally based on a per gallon rate, which varies with the duration of the storage arrangement, the refined petroleum product stored and special handling requirements.

The operating costs of the pipeline and terminal businesses include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental protection costs, materials and supplies.

The products supply and distribution business includes bulk purchases and sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products from proprietary and nonproprietary terminal truck loading rack locations is primarily represented by truck load sales of 8,000 gallons.

Natural gas gathering and processing revenues are based upon the volume of natural gas purchased from producers which is then gathered and processed with the resulting products marketed by TransMontaigne. Residue natural gas is delivered to and marketed through connections with interstate pipelines. NGLs are transported from the processing plants by truck or pipeline to storage facilities from which they are further transported to market by truck or rail.

The operating expenses of the natural gas gathering and processing business includes wages and employee benefits, utilities, maintenance and repairs, property taxes, insurance, vehicle expenses, environmental protection costs, materials and supplies.

Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996

The net operating margin from pipeline operations of $1,505,000 decreased 19%, or $359,000, in the current year quarter. This decrease resulted primarily from a net increase in operating costs, partially offset by a net increase in the volumes of higher tariff long haul pipeline shipments together with increases in joint tariff participations and tankage rental income all of which resulted in a 3% increase in revenues of $88,000 in the current year quarter. The net increase in operating costs of $447,000, or 49%, was primarily due to incremental power costs from the additional long haul shipment volumes as well as increases in field personnel costs and repairs and maintenance over the prior year quarter.

The net operating margin from terminal operations of $740,000 increased 17%, or $109,000, in the current year quarter. This increase resulted from a 19% increase in volumes handled, primarily at the Rogers, Arkansas, Indianapolis, Indiana, and East Chicago, Indiana facilities, partially offset by a 164% increase in terminal operating costs primarily due to a revision of the lease terms at the Rogers terminal and additional transportation charges as well as increases in field personnel expenses, repairs and maintenance and property tax assessments over the prior year quarter.

The net operating margin from product sales of $580,000 increased $1,689,000 in the current year quarter from a negative net operating margin of $1,109,000 in the prior year quarter, on additional revenues of $225,851,000 and an increase of 286,000,000 gallons sold. The $.0012 net operating margin per gallon realized in the current year quarter increased $.0066 over the negative $.0054 per gallon realized during the prior year quarter which negative product margin was caused by weak market conditions during that quarter.

The net operating margin from natural gas gathering and processing operations of $2,472,000 during the current year quarter is primarily attributable to the business activities of the Grasslands facilities for the period from the December 20, 1996 acquisition closing date through January 31, 1997.

The unaudited proforma results of operations reflected in Note (4) to the Consolidated Financial Statements on page 11 include the historical operating performance of the Grasslands facilities under prior ownership and are presented for comparative purposes. Included in this proforma information are Grasslands facilities revenues of $15,812,000 for the three months ended December 31, 1996 representing an increase of $3,907,000, or 33%, over revenues of $11,905,000 for the three months ended December 31, 1995. This revenue increase was primarily due to improved product prices for NGLs and residue natural gas resulting from strong wholesale demand during December 1996 and January 1997 together with a small increase in product volumes sold. The proforma net operating margin from the Grasslands facilities operations was $5,211,000, an 80% increase of $2,320,000, for the three months ended December 31, 1996 over the three months ended December 31, 1995 proforma net operating margin of $2,891,000. This increase resulted primarily from an improvement in product prices, decreased operating expenses and the conversion of a natural gas gathering agreement from a fee based to a percentage of proceeds arrangement.

During the current year quarter, general and administrative expenses increased $606,000, a 48% increase over the prior year quarter, primarily due to additional personnel costs and increased office lease expense, including expenses attributable to TransMontaigne's expanded natural gas gathering and processing business activities, as well as increases in employee relocation, insurance, information systems and communication expenses over the prior year quarter.

Other income includes equity in earnings of affiliates and interest income. Equity in earnings of affiliates is essentially represented by TransMontaigne's share of Lion's net loss incurred during the current year quarter (net of related minority interests) of approximately $63,000 compared to a net loss of $54,000 for the prior year quarter. This loss was primarily due to Lion realizing slightly lower refinery "crack spreads" (the price difference between product output and crude oil costs).

Interest income during the current year quarter increased to $399,000 from $122,000 primarily due to an approximate $18,000,000 increase in average interest bearing cash balances held for future investments.

Interest expense represents interest on TransMontaigne's revolving bank line of credit which was used to finance the Grasslands facilities acquisition and other property and equipment additions as well as increase in inventory and accounts receivable, and also includes interest on the outstanding senior subordinated debentures. Interest expense during the current year quarter increased $693,000, or 93%, from the prior year quarter as a result of an approximate $37,000,000 increase in the weighted average loan balances outstanding, reduced by lower interest rates. Interest expense also includes other financing costs, including fees paid for letters of credit issued to product suppliers and loan commitment fees.

Net earnings before income taxes for the current year quarter were $1,606,000, an increase of $2,441,000 over the $835,000 loss before income taxes incurred in the prior year quarter. This improvement was primarily the result of increases in the products supply and distribution and terminal net operating margins, the additional net operating margin from natural gas gathering and processing operations attributable essentially to the Grasslands facilities and additional interest income, which increases were partially offset by the lower pipelines net operating margin, the loss from Lion and increased general and administrative, depreciation and interest expenses. The provision for income taxes of $180,000 for the current year quarter primarily represents the accrual of estimated state income taxes. Net after tax earnings for the current year quarter were $1,426,000, an increase of $2,293,000 over the $867,000 loss reported for the prior year quarter.

Nine Months Ended January 31, 1997 Compared to Nine Months Ended January 31,
1996

The net operating margin from pipeline operations of $4,885,000 increased 25%, or $980,000, in the current year nine month period. This increase resulted primarily from a net increase in the volumes of higher tariff long haul pipeline shipments (notwithstanding a 1% decrease in total volumes shipped) together with increases in joint tariff participations and tankage rental income, all of which resulted in a 29% increase in revenues of $1,984,000 in the current year nine month period. The net increase in operating costs of $1,004,000, or 33%, was primarily due to incremental power costs from the additional long haul shipment volumes as well as increases in field personnel costs, repairs and maintenance over the prior year nine month period.

The net operating margin from terminal operations of $2,488,000 increased 35%, or $648,000, in the current year nine month period. This increase resulted from a 22% increase in volumes handled, primarily at the Little Rock, Arkansas and Indianapolis, Indiana and East Chicago, Indiana terminals, partially offset by a 92% increase in terminal operating costs primarily due to a revision of the lease terms at the Rogers, Arkansas terminal and additional transportation charges as well as increases in field personnel expenses, repairs and maintenance, and property tax assessments over the prior year nine month period.

The net operating margin from product sales of $4,178,000 increased 122%, or $2,294,000, in the current year nine month period, while revenues increased $452,005,000 on additional volume of 587,000,000 gallons sold. The $.0034 net operating margin per gallon realized in the current year nine month period increased $.0005 over the $.0029 per gallon realized during the prior year nine month period, which higher product margin was caused by stronger market conditions during the current period.

The net operating margin from natural gas gathering and processing operations of $2,472,000 during the current year nine month period is primarily attributable to the business activities of the Grasslands facilities for the period from the December 20, 1996 acquisition closing date through January 31, 1997.

The unaudited proforma results of operations reflected in Note (4) to the Consolidated Financial Statements on page 11 include the historical operating performance of the Grasslands facilities under prior ownership and are presented for comparative purposes. Included in this proforma information are Grasslands facilities revenues of $39,461,000 for the nine months ended December 31, 1996 representing an increase of $6,002,000, or 18%, over revenues of $33,459,000 for the nine months ended December 31, 1995. This revenue increase was primarily due to improved product prices for NGLs and residue natural gas resulting from strong wholesale demand during December 1996 and January 1997 together with a small increase in product volumes sold. The proforma net operating margin from the Grasslands facilities operations was $11,501,000, a 57% increase of $4,155,000, during the nine months ended December 31, 1996 over the nine months ended December 31, 1995 proforma net operating margin of $7,346,000. This increase resulted primarily from an improvement in product prices, decreased operating expenses and the conversion of a natural gas gathering agreement from a fee based to a percentage of proceeds arrangement.

During the current year nine month period, general and administrative expenses increased $1,507,000, a 43% increase over the prior year nine month period, primarily due to additional personnel costs and increased office lease expense, including expenses attributable to TransMontaigne's expanded natural gas gathering and processing business activities, as well as increases in employee relocation, insurance, information systems and communication expenses over the prior year nine month period.

Other income includes equity in earnings of affiliates and interest income. Equity in earnings of affiliates is essentially represented by TransMontaigne's share of Lion's earnings. During the current year nine month period TransMontaigne's share of Lion's net earnings (net of related minority interests) was approximately $211,000 compared to net earnings of $207,000 for the prior year nine month period, primarily due to Lion realizing slightly higher refinery "crack spreads" (the price difference between product output and crude oil costs).

Interest income during the current year nine month period increased to $1,292,000 from $381,000 primarily due to an approximate $24,000,000 increase in average interest bearing cash balances held for future investments.

Interest expense represents interest on TransMontaigne's revolving bank line of credit which was used to finance the Grasslands facilities acquisition and other property and equipment additions as well as increases in inventory and accounts receivable, and includes interest on the outstanding senior subordinated debentures. Interest expense during the current year nine month period increased $660,000, or 31%, from the prior year nine month period as a result of an approximate $15,000,000 increase in the weighted average loan balances outstanding, reduced by lower interest rates. Interest expense also includes other financing costs, including fees paid for letters of credit issued to product suppliers and loan commitment fees.

Net earnings before income taxes for the current year nine month period were $6,356,000, a 272% increase of $4,649,000 over the $1,707,000 net earnings for the prior year nine month period. This improvement was primarily the result of increased product supply and distribution net operating margin, the additional net operating margin from natural gas gathering and processing operations attributable essentially to the Grasslands facilities and additional interest income, which increases were partially offset by the increased general and administrative, depreciation and interest expenses. The provision for income taxes of $450,000 for the current year nine month period primarily represents the accrual of estimated state income taxes. Net after tax earnings for the current year nine month period were $5,906,000, a 269% increase of $4,304,000 over the $1,602,000 net after tax earnings reported for the prior year nine month period.

Liquidity and Capital Resources

The following summary reflects TransMontaigne's comparative net cash flows for the nine month periods ended January 31, 1997 and 1996.

                                                                  Nine
                                                              Months Ended
                                                               January 31
                                                        -------------------------
                                                            1997          1996
                                                        ------------   ----------
Net cash used by operating activities                    $22,373,870   12,376,656
Net cash used by investing activities                     84,494,192    2,797,666
Net cash provided by financing activities                 96,633,201   24,101,895

Net cash used by operating activities during the nine month period ended January 31, 1997 increased $9,997,214 over the prior year nine month period. This increase was primarily a result of increased petroleum product inventory levels required to meet expanded levels of pipeline, terminaling and products supply and distribution operations, partially offset by increased trade payables to suppliers of inventory, and increased trade receivables resulting from increased petroleum products sales and residue natural gas and NGLs sales following the Grasslands facilities acquisition in December 1996.

Net cash used by investing activities during the nine month period ended January 31, 1997 increased $81,696,526 over the prior year nine month period. This increase was primarily a result of capital expenditures relating to the acquisition and construction of property, plant and equipment, including the Grasslands facilities, the East Chicago storage facilities and the South Bend terminal.

Net cash provided by financing activities during the nine month period ended January 31, 1997 increased $72,531,306 over the prior year period. This increase was primarily a result of additional borrowings under TransMontaigne's credit facility. Net cash provided by financing activities during the nine month period ended January 31, 1996 was primarily a result of proceeds received from a $30,000,000 private placement of TransMontaigne common stock in May 1995 less net repayments of borrowings under the credit facility.

TransMontaigne made capital expenditures of $85,421,000 and $2,895,000 during the nine month periods ended January 31, 1997 and 1996, respectively, for additions and improvements to its terminal and pipeline facilities as well as approximately $71,000,000 for the Grasslands facilities acquisition. Capital expenditures anticipated during the last quarter of the fiscal year ending April 30, 1997 are estimated to be $13,500,000. Future capital expenditures will depend on numerous factors, including the availability and cost of appropriate acquisitions; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability of financing on acceptable terms.

TransMontaigne's long-term debt provided under its credit facility increased $87,223,000 during the current year quarter, and increased $95,958,000 during the nine months ended January 31, 1997. Long-term debt increased $5,393,000 during the prior year quarter and decreased $5,647,000 during the nine months ended January 31, 1996. Outstanding long-term debt was $124,907,000 at January 31, 1997. The increase in long-term debt provided funds to finance additional product inventory and accounts receivable, purchase the Grasslands facilities and acquire other capital assets.

On February 13, 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders. The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were approximately $53,440,000, after deducting underwriting discounts and commissions and estimated offering expenses, of which $45,000,000 was used to repay a portion of the long-term debt incurred under its bank credit facility. The balance will be used for general corporate purposes. On March 11, 1997 the underwriters' overallotment option to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000 which will be used for general corporate purposes.

TransMontaigne's bank credit facility at January 31, 1997 consisted of a five year $45,000,000 working capital revolving credit facility and an $85,000,000 acquisition revolving credit facility. Approximately $71,000,000 of the acquisition revolving credit facility was used to finance the acquisition of the Grasslands facilities. The first $45,000,000 of net proceeds from the public offering was required to repay amounts outstanding under the acquisition revolving credit facility. After the repayment of $45,000,000 on February 13, 1997, and since TransMontaigne then had consolidated tangible net worth in excess of $100,000,000, as defined in the bank credit agreement, TransMontaigne converted the balance of the bank credit facility into a single $85,000,000 successor bank credit facility due December 31, 2001. The amount available under the successor bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the prior and successor bank credit facilities generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The weighted average interest rate on amount outstanding under the credit facility as of January 31, 1997 was 7.3%. The $130,000,000 prior credit facility at January 31, 1997 and the $85,000,000 successor facility are secured by a pledge of the capital stock of all of TransMontaigne's subsidiaries, contain restrictive covenants and include provisions which could inhibit a change in control of TransMontaigne.

TransMontaigne had working capital of $76,083,000 at January 31, 1997. Management believes TransMontaigne's current working capital position; future cash provided by operating activities; net proceeds received in February and March, 1997 from its public offering; available borrowing capacity under the bank credit facility; other borrowing permitted under the bank credit facility; and its relationship with institutional lenders and equity investors should enable it to meet its future capital requirements. There can be no assurance, however, that TransMontaigne will be able to obtain additional capital when needed on acceptable terms.

As of April 30, 1996, TransMontaigne had approximately $14,900,000 of net operating loss carryforwards for federal income tax purposes which are available to offset taxable income through 2009. Due to changes in ownership which occurred through April 30, 1996, the use of these net operating loss carryforwards to offset taxable income is limited to approximately $4,300,000 annually. As a result of a merger in June 1996, TransMontaigne has additional net operating loss carryforwards which were estimated to be approximately $6,600,000 as of January 31, 1997. These net operating loss carryforwards are available to offset taxable income through 2010, limited to approximately $1,300,000 annually. The tax benefit of the utilization of such carryforwards was recorded as a reduction of goodwill and other intangible assets acquired in the merger.

Accounting Standards

Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121") was issued in March 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required by be adopted for fiscal years beginning after December 15, 1995. The adoption of this statement by TransMontaigne in the first quarter of the fiscal year ending April 30, 1997 had no effect on TransMontaigne's financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board in October 1995. This standard addresses the timing and measurement of stock-based compensation expense. Entities electing to continue to follow Accounting Principles Board Opinion No. 25 ("APB 25") must make proforma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. TransMontaigne has elected to retain the approach of APB 25 (the intrinsic value method) for recognizing stock-based compensation in its consolidated financial statements. TransMontaigne will include the disclosures required by SFAS 123 in future annual consolidated financial statements.

Risk Factors and Cautionary Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 such as the words or phrases "believes," "is to be," "will depend," "will become" and "plans to" or similar expressions. TransMontaigne wishes to advise readers that the forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements including, but not limited to, the following:

       . TransMontaigne's margins on high volumes of products and/or volatility in the price of TransMontaigne's products purchased and sold
       . the risk that, to the extent TransMontaigne attempts to selectively hedge its inventory positions, those hedges are not effective
       . the risk that TransMontaigne could be required to recognize a financial statement loss through a lower of cost or market write-down of inventories
       . TransMontaigne's compliance with current and possibly future environmental regulations

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       27   Financial Data Schedule.  FILED HEREWITH

The following reports on Form 8-K were filed during the quarter ended January 31, 1997 and are included in this Form 10Q by reference.

     December 11, 1996, reporting Item 5 (change in AMEX trading symbol from SHE to TMG) of Form 8-K.

     January 3, 1997, reporting Item 2 (acquisition of Grasslands natural gas gathering and processing facilities); Item 5 ($130,000,000 Credit Agreement); and Item 7 (historical and proforma financial statements for the Grasslands facilities acquisition) of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March 14, 1997             TRANSMONTAIGNE OIL COMPANY
                                         (Registrant)



                                         /s/ CORTLANDT S. DIETLER
                                         ------------------------
                                         Cortlandt S. Dietler
                                         Chairman and Chief Executive Officer



                                         /s/ RODNEY S. PLESS
                                         -------------------
                                         Rodney S. Pless
                                         Vice President and Controller
                                         (Principal Accounting Officer)