Form 10-K
period 1997-04-30
TRANSMONTAIGNE OIL CO
filed 1997-07-29
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
   X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
 -----
         Exchange Act of 1934

         For the fiscal year ended April 30, 1997
                                       OR
 _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period __________ to ___________

         Commission File Number 1-11763

                           TRANSMONTAIGNE OIL COMPANY

          DELAWARE                                      06-1052062
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  2750 REPUBLIC PLAZA, 370 SEVENTEENTH STREET
                             DENVER, COLORADO 80202
         (Address, including zip code, of principal executive offices)
                                 (303) 626-8200
                    (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED
          -------------------                           -------------------
     COMMON STOCK; $.01 PAR VALUE                       AMERICAN STOCK EXCHANGE

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

                                Yes [x]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock on the American Stock Exchange on July 23, 1997.
                                  $173,934,000

 The number of  shares of the registrant's Common Stock outstanding on July 23,
                                    1997 was
                                   25,809,720

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

                               TABLE OF CONTENTS

          ITEM                                                       PAGE NO.
 Part I       1.  Business                                                 3

              2.  Properties                                               9

              3.  Legal Proceedings                                        9

              4.  Vote of Security Holders                                 9

 Part II      5.  Market for Common Stock                                 10

              6.  Selected Financial Data                                 11

              7.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                         13

              8.  Financial Statements and Supplementary Data             23

              9.  Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosures            51

 Part III    10.  Directors and Executive Officers                        51

             11.  Executive Compensation                                  51

             12.  Security Ownership of Certain Beneficial
                       Owners and Management                              51

             13.  Certain Relationships and Related Transactions          51

 Part IV     14.  Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K                                53

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          TransMontaigne Oil Company ("TransMontaigne") provides a broad range of integrated logistical services related to transportation, terminaling, supply, distribution, gathering, processing and marketing to producers, refiners, distributors, marketers and end-users of petroleum products, natural gas and crude oil in the downstream sector of the petroleum industry. TransMontaigne is a holding company which operates through its subsidiaries primarily in the mid-continent and Rocky Mountain regions of the United States. TransMontaigne does not explore for, or produce, crude oil or natural gas, and it owns no crude oil or natural gas reserves.

          TransMontaigne owns and operates refined petroleum product, crude oil and natural gas facilities. TransMontaigne's refined petroleum product and crude oil facilities consist primarily of 747 miles of pipeline and ten storage and terminal facilities in seven states with a combined tank storage capacity of approximately 4,820,000 barrels. Its natural gas gathering and processing facilities consist of four distinct gathering and processing systems in two states with combined throughput capacity of approximately 85 million cubic feet per day of natural gas and over 2,700 miles of pipelines. The use of its facilities and an extensive network of additional common carrier pipelines and terminal facilities owned by others allows TransMontaigne to significantly expand its geographic service area and the types of services it provides.

          TransMontaigne operations are conducted through its logistical petroleum services business segment which primarily includes pipelining, terminaling, storing and marketing of refined petroleum products and through its gas gathering and processing services business segment. Operating information relating to these business segments is presented in note 17 to the financial statements.

          TransMontaigne believes that fundamental structural changes and the trend toward outsourcing in the petroleum industry are creating opportunities for its continued growth. Major oil companies and independents are undertaking reorganization, rationalization and cost-saving measures in an effort to improve operating and financial performance. In many instances this results in the disposition of domestic non-strategic, non-core businesses and downstream assets and facilities, and in the outsourcing of procurement, maintenance, transportation, supply, distribution, gathering, processing, marketing and administrative functions.

          TransMontaigne believes that this disposition of downstream assets and facilities provides opportunities for it to purchase pipeline, storage, terminaling, gathering and processing assets, and to apply focused management and more cost effective utilization of these facilities while providing value-added service at competitive prices to its customers, often including the former owners of the assets. TransMontaigne has acquired, designed and developed its physical assets and its operating, risk management and information systems in order to take advantage of these opportunities.

          The principal predecessor of TransMontaigne was formed in 1977 under the name of Continental Ozark Corporation. In April 1995, present management and certain institutional stockholders of TransMontaigne acquired control of Continental Ozark Corporation through a merger in which the name of the corporation was changed to TransMontaigne Oil Company. In June 1996, TransMontaigne and a publicly held corporation merged, with the stockholders of TransMontaigne receiving approximately 93% of the stock of the merged corporation.

          In December 1996 TransMontaigne acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 in cash. The Grasslands system is one of the largest natural gas facilities in the Williston Basin which is currently among the most active areas of onshore domestic drilling activity. The acquisition of the Grasslands Facilities is an example of the opportunities available to TransMontaigne to enhance its earnings performance by capitalizing on the industry's divestiture trend and applying its management expertise in the downstream sector of the petroleum industry. The facilities complement TransMontaigne's existing natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region, and enable TransMontaigne to improve service to oil and gas producers as well as to end-users of natural gas liquids ("NGLs") and natural gas.

          The executive offices of TransMontaigne, a Delaware corporation, are located at 2750 Republic Plaza, 370 Seventeenth Street, Denver, CO 80202, and its telephone number is (303) 626-8200.

LOGISTICAL PETROLEUM SERVICES

          Through its wholly owned subsidiary TransMontaigne Transportation Services Inc., TransMontaigne provides refined petroleum product and crude oil transportation, storage and terminaling services to over 500 customers, including most major oil companies and independent refiners in the United States. TransMontaigne employs its 747 miles of pipeline and ten storage and terminal facilities in seven states with a combined tank storage capacity of approximately 4,820,000 barrels in conjunction with the major mid-continent pipeline and terminal systems owned by others to transport products to market destinations and to conduct exchange transactions with major and independent petroleum companies. The combined utilization of TransMontaigne-owned and non-owned assets allows it to significantly expand its geographic service area and the types of services it provides.

          TransMontaigne owns and operates a 460-mile refined petroleum products pipeline from Ft. Madison, Iowa through Chicago to Toledo, Ohio (the "NORCO pipeline") and associated storage facilities located at Hartsdale, Indiana and Toledo, Ohio. The NORCO pipeline system is interconnected to all major mid-continent common carriers. TransMontaigne also owns a 60% interest in a 67-mile refined petroleum products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback pipeline") and an associated storage facility at Mt. Vernon. The Razorback pipeline is the only refined petroleum products pipeline providing transportation services to northwest Arkansas. TransMontaigne also owns and operates a 220-mile crude oil gathering pipeline system, with 807,500 barrels of tank storage capacity, located in east Texas (the "CETEX pipeline").

          In general, a shipper owns the refined petroleum products or crude oil and transfers custody of the products to the NORCO or Razorback pipelines or the crude oil to the CETEX pipeline for shipment to a delivery location at which point custody again transfers. Tariffs for the transportation service are regulated and are charged by TransMontaigne to shippers based upon the origination point on the pipelines to the point of product delivery. These tariffs do not include fees for the storage of products at the NORCO and Razorback pipeline storage facilities or crude oil at the CETEX pipeline storage facilities, or for the terminaling and storage of products at TransMontaigne terminals, the fees for which are separately charged if those facilities are utilized.

          TransMontaigne's pipeline business depends in large part on the level of demand for refined petroleum products in the markets served by the pipelines, together with the ability and willingness of refiners and marketers having access to the pipelines to supply that demand by shipments through these pipelines. Competition is based primarily on pipeline operational dependability, quality of customer service provided and proximity to end-users, although product pricing at either the origin or terminal destination on a pipeline may outweigh transportation cost considerations. TransMontaigne believes that high capital costs, tariff regulation, environmental considerations, problems in acquiring rights-of-way and TransMontaigne's available capacity make it unlikely that additional competing pipeline systems comparable in size to the NORCO and Razorback pipelines will be built in the near term.

          The TransMontaigne-owned and operated terminals connect with product transportation systems, storage facilities and product distribution locations. These terminals are located in Rogers, Arkansas; Little Rock, Arkansas; East Chicago, Indiana; Indianapolis, Indiana; South Bend, Indiana; and Bryan, Ohio.

          The East Chicago, Indiana facility, purchased in January 1997, has approximately 1,186,000 barrels of storage capacity, including specialized storage for aviation and jet fuel, and strategic connections to additional pipelines and facilities in the Chicago, Illinois and Whiting, Indiana areas. The original South Bend terminal, inactive since its purchase in 1992, was demolished and rebuilt during 1996. This modern facility which opened in January 1997 has storage capacity of 210,000 barrels and is capable of delivering volumes in excess of 15,000 barrels per day. These terminal and storage facilities are expected to enhance terminaling revenue and improve utilization and pipeline revenues on the NORCO pipeline system.

          Terminal revenues are based on the volume of products handled, generally at a standard industry fee. Terminal fees are not regulated. The terminals receive petroleum products in bulk quantities from connecting pipeline systems. Products are stored in bulk at the terminals and made available to wholesale, shipment and exchange customers which transport the products by truck to commercial and retail destinations and then to the end-user. TransMontaigne markets refined petroleum products over truck loading racks at owned terminals, as well as through exchanges with numerous companies at other non-owned terminals located throughout the TransMontaigne distribution area. TransMontaigne believes that based on location, pipeline connections and quality of service, its terminals offer advantages over competing terminals.

          Major and independent petroleum companies own terminal and storage facilities which often have similar capabilities to those owned by independent operators such as TransMontaigne, but generally do not provide terminaling and storage services to third parties. In many instances, these companies are also significant customers of TransMontaigne and frequently provide strong demand for its terminals, particularly when TransMontaigne's terminals and storage facilities have more cost effective locations near key transportation connections. These companies also utilize TransMontaigne for terminaling and storage services when their proprietary facilities are inadequate, either because of size constraints, the nature of the products stored or specialized handling requirements.

          Storage of refined petroleum products at TransMontaigne-owned terminals pending delivery is an integral service function. Storage fees are generally based on a per gallon rate, which varies with the duration of the storage arrangement, the product stored and special handling requirements. Ancillary services, including injection of shipper-furnished or TransMontaigne-furnished additives, are also available for a fee at the TransMontaigne terminals.

          TransMontaigne provides products services through its wholly owned subsidiary TransMontaigne Product Services Inc. Product services consist of the bulk purchase and sale of substantial volumes of refined petroleum products and the wholesale marketing of products at terminal truck loading rack locations, both of which are high volume, low margin activities. These product supply and distribution efforts are enhanced by TransMontaigne's ownership and operation of product pipelines and terminals, a constant supply of NGLs from its gathering and processing operations, and by its inventory positions in third-party common carrier pipeline systems. TransMontaigne employs these assets to arbitrage regional product price differentials and transportation costs; to buy bulk volumes of products at the wholesale level and remarket them over truck loading racks; and to take advantage of opportunities presented by changing market conditions and seasonal variations.

          TransMontaigne enters into product exchange transactions in order to enhance operating margins in connection with its marketing activities. Exchanges are arranged through agreements under which TransMontaigne agrees to buy and sell products that differ in terms of geographic location, type of product or delivery schedule. Through such exchanges, which are continuously monitored by TransMontaigne's management information and risk management systems, TransMontaigne seeks to increase its operating margins by maximizing transportation, terminaling and product sales revenues from each barrel of product sold while also minimizing related storage and shipping costs.

          TransMontaigne may selectively hedge a portion of its inventory by entering into a future physical delivery obligation to a third party or purchasing a futures contract on the NYMEX in order to maintain a substantially balanced position between product purchases and future product sales or delivery obligations and to minimize exposure to the risk of price volatility of refined petroleum products. TransMontaigne generally does not hedge the price risk on the portion of its inventory consisting of pipeline fill, tank bottoms and a minimum product supply required to satisfy exchange obligations, which inventory is generally not available for sale. However, hedging positions may be considered and strategically placed on this inventory when management believes it is appropriate based upon an assessment of market conditions and the related impact on operating income.

GAS GATHERING AND PROCESSING SERVICES

          TransMontaigne provides natural gas gathering and processing services business through its wholly owned subsidiary Bear Paw Energy Inc. In December 1996 TransMontaigne acquired the Grasslands Facilities. The Grasslands Facilities complement TransMontaigne's existing natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region, and enable TransMontaigne to improve service to oil and gas producers as well as to end-users of NGLs and natural gas. The Grasslands system is one of the largest natural gas gathering and processing facilities in the Williston Basin which is currently among the most active areas of domestic oil and gas drilling. With the acquisition of the Grasslands Facilities, natural gas gathering and processing becomes a significant and integral component of TransMontaigne's business.

          The Grasslands natural gas processing plant, located in McKenzie County, North Dakota, was built in 1980. Although the plant is designed for approximately 65 million cubic feet per day inlet capacity, it has operated at approximately 75 million cubic feet per day for extended periods. In addition, it has approximately 180 long tons per day capacity for sulfur recovery. The designed product recoveries are 88% propane, 99% butane and 100% gasoline. Current throughput is approximately 45 million cubic feet per day from over 1,200 active leases, which is gathered through approximately 2,500 miles of low and high pressure gathering lines. The majority of the wells connected to the Grasslands Facilities primarily produce crude oil. They also produce small volumes of natural gas that are generally high in NGL content. The natural gas gathering lines cover the Williston Basin areas of western North Dakota and eastern Montana. A 20 mile high pressure pipeline with a designed capacity in excess of 25 million cubic feet per day has been recently completed into an area of active drilling in the Lodgepole geologic formation near Dickinson, North Dakota. Additional oil and gas wells can be connected to this entire system if successful drilling continues.

          The Grasslands Facilities are strategically located between TransMontaigne's Marmarth facility in southwestern North Dakota, its Baker facility in eastern Montana and its 50% owned Lignite facility in northern North Dakota. With the Grasslands Facilities, TransMontaigne has natural gas gathering facilities covering the eastern corridor of Montana and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which significantly enhance TransMontaigne's ability to provide complete service to North Dakota and Montana producers as well as to end-users of NGLs and natural gas.

          The Marmarth system is an approximately 4 million cubic feet per day capacity natural gas gathering, processing, and treating facility which gathers natural gas at low pressure in southwestern North Dakota through approximately 15 miles of gathering pipelines. NGLs are currently sold locally by truck after being fractionated at the Baker facility. The Baker system located in eastern Montana is an approximately 4 million cubic feet per day capacity natural gas processing plant connected to a 15 mile gathering pipeline presently under construction. Baker also fractionates the Marmarth system NGLs and provides processing for a major oil company. The Lignite system is an approximately 12 million cubic feet per day capacity natural gas processing and treating facility located in northern North Dakota connected to approximately 250 miles of gathering pipelines.

          TransMontaigne continually seeks additional dedicated natural gas supplies to maintain or increase throughput levels to offset natural production declines in dedicated volumes. Such natural gas supplies are obtained by purchasing existing systems from third parties or by connecting additional wells. The opportunity to connect new wells to existing facilities is primarily affected by levels of drilling activity near TransMontaigne's natural gas gathering systems.

          The gathering, processing and marketing sector of the natural gas industry is currently in a consolidation phase. As this consolidation takes place, it may become more difficult for many companies to earn acceptable returns on smaller systems. Many oil and gas producers that have previously operated their own natural gas gathering and processing facilities may realize they lack the operational and management skills necessary to maximize the return on these investments and choose to sell these assets. TransMontaigne intends to take advantage of the opportunities presented by this consolidation.

          In addition to the ownership of its four natural gas systems, TransMontaigne manages 15 small natural gas gathering systems for a major interstate pipeline company. TransMontaigne earns a fee for the management of these systems and is compensated for any additional volumes which it connects to them.

LION OIL COMPANY INVESTMENT

          In 1985, a 65% owned subsidiary of TransMontaigne purchased 27.75% of the stock of Lion Oil Company ("Lion"), which owns a modern 65,000 barrel per day refinery in El Dorado, Arkansas; a 188-mile crude oil transportation pipeline in east Texas; a 1,100-mile crude oil gathering system in south Arkansas and north Louisiana; and two refined petroleum products terminals in Tennessee. Lion is operated under a management contract with a company which owns 48.6% of Lion. The remaining 23.65% of Lion is owned by various south Arkansas oil and gas producers. TransMontaigne has two representatives on the board of directors of Lion. Through April 30, 1997 TransMontaigne's interest in Lion is reported for financial statement purposes using the equity method of accounting.

ENVIRONMENTAL AND TARIFF REGULATIONS

          The operations of TransMontaigne are subject to federal, state and local laws and regulations relating to protection of the environment. Future regulation may impose additional requirements. Although TransMontaigne believes that its operations are in material compliance with applicable environmental laws and regulations, and TransMontaigne has not accrued any material amounts for environmental compliance as of April 30, 1997, risks of substantial costs and liabilities are inherent in pipeline, terminal and processing operations, and there can be no assurance that significant costs and liabilities will not be incurred in the future.

          The interstate petroleum product pipeline operations of TransMontaigne are subject to regulation by the FERC under the Interstate Commerce Act (the "ICA") which requires, among other things, that the rates set by the pipeline transportation tariffs be just and reasonable and not unduly discriminatory.
New and changed tariffs must be filed with the FERC, which may investigate their lawfulness on shipper protest or its own motion. The FERC may suspend the effectiveness of such tariffs and require the pipeline to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed tariffs under investigation; the tariffs may also be challenged by litigation.

          The intrastate petroleum pipeline operations of TransMontaigne are subject to regulation by the Texas Railroad Commission. Like interstate regulation, the Texas regulation requires that intrastate tariffs be filed with the Railroad Commission and allows shippers to challenge such tariffs.

Employees

          The Company had 236 employees at July 23, 1997. No employees are subject to representation by unions for collective bargaining purposes.

ITEM 2.  PROPERTIES

          For information regarding TransMontaigne properties, see "General", "Transportation Services" and "Natural Gas Gathering and Processing" sections under Item 1. For information regarding Lion properties, see "Lion Oil Company Investment" section under Item 1.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 4.  VOTE OF SECURITY HOLDERS

         Not Applicable

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK

          The Common Stock is traded on the American Stock Exchange under the symbol "TMG." The following table sets forth, for the periods indicated, the range of high and low per share sale prices for Common Stock as reported on the American Stock Exchange, adjusted for a 2.432599 to 1 reverse stock split that occurred in June 1996. The common stock of a much smaller predecessor of TransMontaigne was traded on the American Stock Exchange (Emerging Company Marketplace) from December 14, 1993 until June 3, 1996. On June 5, 1996, following the merger of TransMontaigne and the predecessor, the Common Stock began to trade on the American Stock Exchange (Primary List).

                                                         LOW         HIGH
                                                        ------      ------

          First Calendar Quarter 1995                   $ 2.74      $ 3.95
          Second Calendar Quarter 1995                  $ 2.74      $ 4.26
          Third Calendar Quarter 1995                   $ 3.35      $ 4.26
          Fourth Calendar Quarter 1995                  $ 3.35      $ 4.56
          First Calendar Quarter 1996                   $ 3.35      $10.80
          Second Calendar Quarter 1996 (through
           June 3, 1996)                                $10.03      $17.94


          June 5, 1996 through July 31, 1996 (1)        $ 9.75      $15.13
          August 1, 1996 through October 31, 1996       $ 9.69      $10.88
          November 1, 1996 through January 31, 1997     $ 9.81      $14.75
          February 1, 1997 through April 30, 1997       $13.50      $17.75

_________
 (1) In June 1996, TransMontaigne adopted a fiscal year end of April 30.

          On July 23, 1997, the last reported sale price for the Common Stock on the American Stock Exchange was $18.875. As of July 23, 1997, there were approximately 460 stockholders of record of the Common Stock.

          No dividends were declared or paid on the Common Stock during the periods reported in the table above. TransMontaigne intends to retain future cash flow for use in its business and has no current intention of paying dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will depend upon TransMontaigne's earnings, financial condition, capital requirements and other factors deemed relevant by TransMontaigne's Board of Directors. TransMontaigne's Credit Facility and Master Shelf Agreement, as well as instruments governing certain of its other indebtedness, contain certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial data for the fiscal years ended April 30, 1997, 1996 and 1995, the seven months ended April 30, 1994, and the fiscal years ended September 30, 1993 and 1992, have been derived from applicable audited consolidated financial statements. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

                                                                          SEVEN
                                                                          MONTHS
                                    FISCAL YEARS ENDED                    ENDED           FISCAL YEARS ENDED
                                         APRIL 30,                      APRIL 30,           SEPTEMBER 30,
                      -----------------------------------------------  ------------  --------------------------
                          1997                1996        1995            1994           1993          1992
                      -------------      --------------  ------------  ------------  ------------  ------------
STATEMENT OF
OPERATIONS DATA:
Revenue                  $1,166,664,621  533,106,747     324,591,409   296,086,981   507,936,810   515,547,695
Operating Income
 (Loss)                       9,900,568    6,548,953         406,042    (1,509,581)   (1,710,242)   (1,930,614)
Net Earnings
 (Loss)                       9,171,312    4,617,969      (3,217,635)   (2,853,609)   (4,490,468)   (4,200,922)
Earnings (Loss)
 Per Share                         0.41         0.31           (1.32)        (1.15)        (1.85)        (1.73)

STATEMENT OF CASH FLOWS
DATA:
Net Cash Provided By
 (Used In):
Operating Activities     $   (9,769,244)  (3,919,753)       (236,580)   (2,187,251)    5,004,187    (8,153,054)
Investing Activities        (89,920,465)  (4,181,377)       (233,562)   (1,041,069)   (4,614,892)   (2,327,191)
Financing Activities         97,670,800   44,702,536          61,543     3,691,885    (1,315,700)   (9,581,869)

OTHER FINANCIAL
DATA:
EBITDA (1)               $   15,354,682    8,844,357       1,561,251      (364,156)     (669,698)     (959,277)
Capital Expenditures(2)      92,294,394    4,124,264         747,774       461,888     4,730,726     2,247,052

                                                 APRIL 30,                                SEPTEMBER 30,
                         ---------------------------------------------------------  --------------------------
                             1997             1996           1995         1994          1993           1992
                         -------------   --------------  ------------  -----------  -------------  ------------
BALANCE SHEET
DATA:
Working Capital          $   78,423,038   55,651,839      37,989,205    11,554,715    11,470,225    20,685,446
Total Assets                261,724,320  120,962,976     104,220,346    75,470,266    86,334,703    76,336,971
Long-Term Debt,
 excluding current
 maturities                  64,774,267   28,948,867      36,945,610    37,671,329    33,953,590    35,256,698
Stockholders'
 Equity(3)                  138,971,741   57,819,191      28,470,702     2,480,835     5,334,500     9,825,000

          (1) EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. TransMontaigne believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance as it provides an additional basis to evaluate the ability of TransMontaigne to incur and service debt and to fund capital expenditures. In evaluating EBITDA, TransMontaigne believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period, how EBITDA compares to principal repayments on debt for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles (GAAP) as an indicator of TransMontaigne's operating performance or to cash flows from operating activities (as determined in
accordance with GAAP) as a measure of liquidity.   See TransMontaigne's
consolidated financial statements incorporated by reference and included herein. TransMontaigne's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

          (2) Includes approximately $71,000,000 relating to the Grasslands acquisition.

          (3) No dividends were declared or paid on the Common Stock during the periods reported.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and end-users of petroleum products, natural gas and crude oil in the downstream sector of the petroleum industry. TransMontaigne is a holding company which conducts its operations through subsidiaries primarily in the mid-continent and Rocky Mountain regions of the United States. TransMontaigne does not explore for, or produce, crude oil or natural gas, and owns no crude oil or natural gas reserves.

     TransMontaigne owns and operates refined petroleum product, crude oil and natural gas assets. TransMontaigne refined petroleum product and crude oil assets consist primarily of 747 miles of pipeline and ten storage and terminal facilities in seven states with a combined tank storage capacity of approximately 4,820,000 barrels. Its natural gas gathering and processing assets consist of four gathering and processing systems in two states with combined throughput capacity of approximately 85 million cubic feet per day and over 2,700 miles of pipelines. The use of these facilities and an extensive network of additional common carrier pipelines and terminal facilities owned by others allows TransMontaigne to significantly expand its geographic service area and the types of services it provides.

     The principal predecessor of TransMontaigne was formed in 1977 under the name of Continental Ozark Corporation. In April 1995, present management and certain institutional stockholders of TransMontaigne acquired control of Continental Ozark Corporation through a merger in which the name of the corporation was changed to TransMontaigne Oil Company. In June 1996, TransMontaigne and a publicly held corporation merged, with the stockholders of TransMontaigne receiving approximately 93% of the stock of the merged corporation.

     Since TransMontaigne present management assumed control in April 1995, TransMontaigne has raised approximately $117,000,000 in equity capital ($30,000,000 private placement in May 1995; $25,000,000 private placement in March 1996; and $62,000,000 public offering in February 1997); established a $130,000,000 working capital and acquisition revolving bank credit facility (in December 1996) which converted to the present $85,000,000 successor bank credit facility due December 31, 2001 (in February 1997); and issued $50,000,000 of 7.85% Senior Notes due 2003 to an institutional lender under a $100,000,000 Master Shelf Agreement (in April 1997).

     Management also has increased net operating margins to $21,344,000 and $12,717,000 for the fiscal years ended April 30, 1997 and 1996 by improving the performance of its facilities through selective capital improvements, restructured operating and administrative functions and expanded marketing of services and by implementing an operating plan together with financial management systems which provide the foundation for its current operations and future growth. In addition, new information systems, policies, procedures and operating controls have been established; experienced managerial personnel have been added to improve operational efficiencies in all service areas and to expand the products supply and distribution and marketing functions; more effective management of inventory price risk and quantities has been implemented; and inventory carrying costs have been reduced.

     In December 1996 TransMontaigne acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 in cash and through April 30, 1997
has invested an additional $1,391,000 in improvements and enhancements.    The
Grasslands system is one of the largest natural gas facilities in the Williston Basin which is currently among the most active areas of onshore domestic drilling activity. The acquisition of the Grasslands Facilities is an example of the opportunities available to TransMontaigne to enhance its earnings performance by capitalizing on an industry divestiture trend and applying its management capabilities in the downstream sector of the petroleum industry. The Grasslands Facilities complement TransMontaigne's other natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region, and enable TransMontaigne to improve service to oil and gas producers as well as to end-users of natural gas liquids and natural gas. The Grasslands Facilities contributed a net operating margin of $5,988,000 to TransMontaigne during the year ended April 30, 1997.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws and may include the words or phrases "believes," "will depend," "will become" and "plans to" or similar expressions as well as other statements of expectations, beliefs, future strategies and comments concerning matters which are not historical facts. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in or implied by the statements including, but not limited to, the following:

      .    that TransMontaigne will generate net margins from high sales volumes
      . that TransMontaigne net margins are affected by price volatility of products purchased and sold
      . that, to the extent TransMontaigne selectively hedges its inventory positions, those hedges are not effective
      . that TransMontaigne could be required to recognize a financial statement loss through a lower of cost or market write-down of inventories
      . that TransMontaigne will incur unanticipated costs in complying with current and possibly future environmental regulations
      . that TransMontaigne will capitalize on the trend by companies in the oil and gas industry to divest assets and outsource certain services
      . that TransMontaigne will replace the supply of dedicated natural gas reserves gathered and processed by its facilities.

RESULTS OF OPERATIONS
                                        YEARS ENDED APRIL 30,
                                   ------------------------------

                                         1997      1996      1995
                                       --------  --------  --------
          (in thousands, except margin per gallon data)
PIPELINE OPERATIONS
     Volume (1)                         19,580   18,902   13,721
     Revenues                      $    12,196    9,577    5,827
     Net Operating Margins (2)     $     6,848    4,454    2,678
     Margin per Gallon             $    0.0083   0.0056   0.0046

TERMINAL OPERATIONS
     Volume (1)                        774,000  587,000  547,000
     Revenues                      $     5,387    3,346    3,145
     Net Operating Margins (2)     $     3,524    2,434    2,340
     Margin per Gallon             $    0.0046   0.0041   0.0043

PRODUCTS SUPPLY AND
DISTRIBUTION OPERATIONS
     Volume (1)                      1,774,000  958,000  620,000
     Revenues                      $ 1,125,941  520,184  315,619
     Net Operating Margins (2)     $     3,984    5,829      761
     Margin per Gallon             $    0.0022   0.0061   0.0012

GAS GATHERING AND
PROCESSING OPERATIONS (3)
     Inlet Volume (4)                    5,332     -        -
     NGL Production (4)                 27,219     -        -
     Residue Production (4)              4,533     -        -
     Revenue                       $    23,141     -        -
     Net Operating Margins (2)     $     6,988     -        -

TOTAL OPERATIONS
     Revenues                      $ 1,166,665  533,107  324,591
     Net Operating Margins (2)     $    21,344   12,717    5,779
     Net Income (Loss)             $     9,171    4,618   (3,218)

(1) Pipeline volumes are expressed in barrels (42 gallons per barrel), and terminal and products supply and distribution sales volumes are expressed in gallons.

(2) Net operating margin represents revenues less direct operating expenses for pipeline and terminal operations; revenues less cost of refined petroleum products purchased for products supply and distribution operations, and revenues less cost of natural gas gathered, processed and sold and direct operating expenses for natural gas gathering and processing operations.

(3) Natural gas gathering and processing volumes, production and revenues for the year ended April 30, 1997 include those items only for the period from December 20, 1996, the closing date of the Grasslands facilities acquisition, through April 30, 1997.

(4) Natural gas inlet volumes are expressed in thousand cubic feet; natural gas liquids (NGLs) production is expressed in gallons; and residue natural gas production is expressed in million British Thermal Units.

     Prior to the acquisition of the Grasslands Facilities, TransMontaigne's revenues were derived from the logistical petroleum services business segment consisting primarily of transporting refined petroleum products (and to a lesser extent crude oil) in pipelines; storing and terminaling refined petroleum products; and refined petroleum products supply, distribution and marketing.
Gas gathering and processing services became an important business segment with the acquisition of the Grasslands Facilities and will have a significant impact on TransMontaigne's future results of operations.

     Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. TransMontaigne interstate pipeline systems transport refined petroleum products and their tariffs are regulated by the Federal Energy Regulatory Commission (the "FERC"). TransMontaigne intrastate pipeline transports crude oil and its tariffs are not regulated by the FERC but are regulated by the Texas Railroad Commission.

     Terminal revenues are based on the volume of refined petroleum products handled, generally at a standard per gallon rate. Terminal fees are not regulated. Storage fees are generally based on a per gallon rate, which varies with the duration of the storage arrangement, the refined petroleum product stored and special handling requirements.

     Direct operating expenses of pipelines and terminals include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental protection costs, materials and supplies.

     Products supply and distribution revenues are based on the volume of bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products from proprietary and nonproprietary terminal truck loading rack locations is primarily represented by truck load sales of 8,000 gallons.

     Natural gas gathering and processing revenues are based on the inlet volume of natural gas purchased from producers under both percentage of proceeds and fee based arrangements. The natural gas is gathered and processed into NGL products, principally propane, butane and natural gasoline. These products are transported by truck or pipeline to storage facilities from which they are further transported and marketed by TransMontaigne to wholesalers and end-users. Residue natural gas is delivered to and marketed through connections with interstate pipelines.

     Direct operating expenses of natural gas gathering and processing include wages and employee benefits, utilities, maintenance and repairs, property taxes, insurance, vehicle expenses, environmental protection costs, material and supplies.

YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

     The net operating margin from pipeline operations of $6,848,000 increased 54%, or $2,394,000, in the current year. This increase resulted primarily from a net increase in the volumes of higher tariff long haul pipeline shipments, based on a 4% increase in total volumes shipped, together with increases in joint tariff participation and tankage rental income all of which resulted in a 27% increase in revenues of $2,619,000 in the current year. This increase in revenues was partially offset by a 4% increase in operating costs of $225,000, primarily due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, repairs and maintenance and property tax assessments.

     The net operating margin from terminal operations of $3,524,000 increased 45%, or $1,090,000, in the current year. This increase resulted from an overall 32% increase in volumes handled, primarily due to a 22% increase at the Little Rock, Arkansas terminal and additional volumes at the East Chicago terminal facility acquired in December 1996; offset in part by a 104% increase in terminal operating costs attributable to the East Chicago terminal, a new terminal lease, additional freight charges on products, field personnel expenses and property tax assessments.

     The net operating margin from product sales in the current year of $3,983,000 decreased 32%, or $1,846,000. Net revenues increased $605,757,000 or 117%, on additional volume of 816,000,000 gallons of products sold. The $.0022 net operating margin per gallon realized in the current year decreased $.0039, or 64%, from the higher than normal $.0061 per gallon realized during the prior year, primarily due to substantially reduced product margins realized during the second half of the current year, notwithstanding the significant increase in sales volume attributable to an expanded supply, distribution and marketing program. The lower net operating margin was affected by generally weak market conditions. The net operating margin was also negatively impacted during certain periods in the latter part of the current year by bulk sales of products shipped to locations on TransMontaigne pipelines which resulted in minimal or negative margins. However, these product shipments increased pipeline and terminal throughput volumes, and maximized related tariff and handling revenues. By providing an integrated logistical service to customers through the effective utilization of both its transportation and product supply, distribution and marketing capabilities, the TransMontaigne aggregate net operating margin from the logistical petroleum services business segment increased $1,638,000, or 13%, over the prior year.

     The net operating margin from natural gas gathering and processing operations of $6,988,000 in the current year is primarily attributable to the business activities of the Grasslands facilities for the period from the December 20, 1996 acquisition closing date through April 30, 1997 and also includes net operating margin contributions from the Marmarth and Baker facilities as well as fees for the management of fifteen small natural gas gathering systems. These were not previously sources of net operating margins since TransMontaigne natural gas gathering and processing operations commenced in June 1996.

     The unaudited pro forma results of operations reflected in Note 3 to the Consolidated Financial Statements include the historical operating performance of the Grasslands facilities under prior ownership and are presented for comparative purposes. Included in the pro forma information are Grasslands Facilities revenues of $52,848,000 for the year ended April 30, 1997 representing an increase of $7,381,000, or 16%, over revenues of $45,467,000 for the year ended April 30, 1996. This revenue increase was primarily due to improved product prices for NGLs and residue natural gas resulting from strong wholesale demand during December 1996 and January 1997 together with a small increase in product volumes sold. The pro forma net operating margin from Grasslands Facilities operations was $14,907,000, a 45% increase of $4,640,000, for the year ended April 30, 1997 over the pro forma net operating margin of $10,267,000 for the year ended April 30, 1996. This increase resulted primarily from improved product prices, decreased operating expenses and the conversion of a natural gas gathering agreement from a fee based to a percentage of proceeds arrangement.

     General and administrative expenses increased $2,988,000, a 60% increase in the current year, primarily due to additional personnel costs and increased office lease expense together with increases in employee relocation, insurance, information systems and communication expenses, a significant portion of which expenses was attributable to TransMontaigne's expanded natural gas gathering and processing business activities.

     Other income includes equity in earnings of affiliates and interest income. Equity in earnings of affiliates in the current year is represented by TransMontaigne's share of Lion's earnings, net of related minority interests, of approximately $70,000 compared to $605,000 for the prior year. The decrease was primarily due to both planned and unanticipated turnaround costs (major maintenance expenditures) which adversely impacted earnings.

     Interest income in the current year increased to $1,777,000 from $521,000 primarily due to an increase in interest bearing cash balances held for future investments.

     Interest expense represents interest on the revolving and successor bank lines of credit which were used primarily to finance the Grasslands Facilities acquisition, other capital expenditures, inventory and accounts receivable and also includes interest on TransMontaigne's senior subordinated debentures.
Other financing costs include fees paid for letters of credit issued to product suppliers, loan commitment fees and debt acquisition costs paid in connection with credit facilities. Interest expense and financing costs during the current year increased $1,552,000, or 54%, over the prior year. Lower interest rates in the current year were offset by the effect of a $25,000,000 increase in average outstanding debt.

     Earnings before income taxes of TransMontaigne for the current year were $7,483,000, a 56% increase of $2,672,000 over the $4,811,000 for the prior year.
This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin; the positive impact of the net operating margin contribution from the gas gathering and processing business segment attributable essentially to the inclusion of over four months operations of the Grasslands Facilities; and additional interest income. These increases were partially offset by increased general and administrative, depreciation and interest expenses, primarily attributable to the Grasslands Facilities acquisition.

     As of April 30, 1997 management assessed the realizability of TransMontaigne's deferred tax assets. Realization of the net deferred tax assets is dependent upon the generation of future taxable income in periods when temporary differences between financial statement carrying amounts and tax bases of assets become deductible. Projected future taxable income and tax planning strategies are considered in making the assessment. As a result of the Grasslands acquisition in December 1996 and the public offering of common stock in February 1997, management believes it is more likely than not that the benefits of future deductible differences will be realized and, as a result, the valuation allowance of $4,474,000 was reversed and recorded as an income tax benefit in the year ended April 30, 1997. The current year income tax benefit of $1,689,000 includes state tax expense of $586,000.

     Net earnings of TransMontaigne for the current year were $9,171,000, a 99% increase of $4,618,000 over the prior year.

YEAR ENDED APRIL 30, 1996 COMPARED TO YEAR ENDED APRIL 30, 1995

     The net operating margin from pipeline operations of $4,454,000 increased 66%, or $1,776,000, in the year ended April 30, 1996. This increase resulted primarily from a 38% increase in volumes shipped and increased utilization. These increases resulted in a 64% increase in revenues of $3,750,000 during the period. The increase in revenues was partially offset by a 63% increase in operating costs of $1,974,000, primarily due to incremental power costs due to increased volumes, additional personnel costs and reductions in the reimbursement of certain costs previously paid by third parties.

     The net operating margin from terminal operations of $2,434,000 increased 4%, or $94,000, in the year ended April 30, 1996. This increase resulted from a 7% increase in volumes, primarily at the Little Rock, Arkansas terminal, offset in part by an increase in terminal operating costs of 13%.

     The net operating margin from product sales of $5,829,000 increased 666%, or $5,068,000, in the year ended April 30, 1996. Net revenues increased $204,565,000 on additional volume of 338,000,000 gallons sold. The improved net margin was primarily due to increased bulk and rack product sales volumes, and higher market prices for products sold in the peak seasonal period of gasoline demand occurring in TransMontaigne's fiscal quarter ended April 30, 1996, during which period gasoline prices reached a five year high of over $.70 per gallon. The $.0061 net operating margin per gallon realized in the year ended April 30, 1996 increased $.0049 from the $.0012 per gallon realized during the prior year, primarily due to higher than normal product margins realized during the 1996 year and significantly lower margins realized during the prior year.

     General and administrative expenses increased approximately 18% in the year ended April 30, 1996 primarily due to increases in salaries and related employee benefits costs associated with the hiring of additional personnel.

     Other income includes equity in earnings of affiliates and interest income. In the year ended April 30, 1996, equity in earnings of affiliates net of the related minority interests increased to approximately $605,000 from approximately $295,000 for the prior year, primarily due to improved crack spreads at Lion.

     Interest income of $521,000 in the year ended April 30, 1996, was attributable to the investment in interest bearing securities held for future investments during the period.

     Interest expense in the year ended April 30, 1996 represents interest on the revolving bank line of credit used to finance inventory and accounts receivable and also includes interest on TransMontaigne's senior subordinated debentures. Financing costs include fees paid for letters of credit issued to product suppliers, loan commitment fees and debt acquisition costs paid in connection with the revolving loan facility. Interest expense and financing costs decreased $648,000, or 18%, primarily as a result of lower average debt outstanding under the line of credit.

     As a result of the increases in pipeline, terminal and products supply and distribution net operating margins, reduction in interest expense and increase in interest income, TransMontaigne net earnings for the year ended April 30, 1996 increased $7,836,000 to $4,618,000 from a loss of $3,218,000 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the years ended April 30, 1997, 1996 and 1995.

                                                       Years Ended April 30,
                                                ---------------------------------
                                                     1997        1996      1995
                                                     ----        ----      ----
Net cash used by operating activities          $   9,769,000   3,920,000  237,000
Net cash used by investing activities          $  89,920,000   4,181,000  234,000
Net cash provided by financing activities      $  97,671,000  44,703,000   62,000

     Net cash used by operating activities in the year ended April 30, 1997 increased $5,849,000 over the prior year. This increase was primarily a result of increased petroleum product inventory levels required to meet expanded levels of pipeline, terminaling and products supply and distribution operations, partially offset by increased trade payable to suppliers of inventory; and also increased trade receivables resulting from increased petroleum products sales during the year and from residue natural gas and NGLs sales following the Grasslands facilities acquisition in December 1996.

     Net cash used by investing activities in the year ended April 30, 1997 increased $85,739,000 over the prior year. This increase was primarily the result of capital expenditures of $92,294,000 for additions and improvements to its terminals and pipeline facilities, including approximately $71,000,000 for the Grasslands Facilities acquisition. Capital expenditures in the year ended April 30, 1996 were $4,124,000.

     Net cash provided by financing activities in the year ended April 30, 1997 increased $52,968,000 over the prior year period. This increase was primarily a result of $62,315,000 in net proceeds received from the public offering of common stock and the $50,000,000 issuance of Senior Notes, reduced by decreased borrowings under TransMontaigne's credit facilities.

     EBITDA represents earnings before income taxes plus interest expense and other financing costs and depreciation and amortization. Management uses EBITDA as part of its overall assessment of TransMontaigne performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations and net earnings as indicators of operating performance, EBITDA is used increasingly by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity.

     Capital expenditures anticipated in the year ending April 30, 1998 are estimated to be approximately $50,000,000 for pipeline, terminal and natural gas gathering and processing facilities, including assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate asset acquisitions; the economics, cost and required regulatory approvals of expanding and enhancing existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability, to the extent required, of financing on acceptable terms.

     On February 13, 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders.
The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were $53,506,000 after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the long-term debt incurred under its bank credit facility. The balance was added to working capital. On March 11, 1997 the underwriters' overallotment option to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000 which was added to working capital.

     The TransMontaigne bank credit facility at April 30, 1997 is an $85,000,000 revolving credit facility with a money center bank due December 31, 2001. The amount available under the bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The interest rate at April 30, 1997 was 6.94%.

     As of April 30, 1997, TransMontaigne had advances of $10,815,000 outstanding under the bank credit facility and $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion in obtaining financing.

     In April 1997 TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100,000,000 of TransMontaigne's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years.

     On April 17, 1997, TransMontaigne issued to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due 2003.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of April 30, 1997, TransMontaigne was in compliance with all of such tests.

     As of April 30, 1997, TransMontaigne had approximately $18,339,000 of net operating loss carryforwards for federal income tax purposes which are available to offset taxable income through 2010. Due to changes in ownership which occurred through April 30, 1997, the use of these net operating loss carryforwards to offset taxable income is limited to approximately $4,300,000 annually. As a result of the merger in June 1996, TransMontaigne acquired additional net operating loss carryforwards of approximately $7,892,000 as of June 4, 1996, which are included in the aggregate net operating loss carryforwards, and are limited to approximately $1,300,000 annually. A portion of the tax benefit of such carryforwards has been recognized as a net reduction of goodwill recorded in the acquisition.

     TransMontaigne had working capital of $78,423,000 at April 30, 1997. Management believes TransMontaigne's current working capital position; future cash provided by operating activities; proceeds from the private placement or public offering of common stock; available borrowing capacity under the bank credit facility agreement and the Master Shelf Agreement; other borrowing permitted under those agreements; and its relationship with institutional lenders and equity investors should enable it to meet its future capital requirements.

ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued in February 1997 by the Financial Accounting Standards Board. It establishes standards for computing and presenting earnings per share ("EPS"), including simplifying the standards for computing earnings per share and making them comparable to international EPS standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and will not have a material effect on TransMontaigne's financial statements since TransMontaigne does not have a complex capital structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     TransMontaigne consolidated financial statements are included herein beginning on the following pages.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRANSMONTAIGNE OIL COMPANY:


We have audited the accompanying consolidated balance sheets of TransMontaigne Oil Company and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Oil Company and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997 in conformity with generally accepted accounting principles.



                             KPMG PEAT MARWICK LLP


Denver, Colorado
June 19, 1997

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 1997 AND 1996

________________________________________________________________________________

ASSETS                                                               1997            1996
------                                                               ----            ----
Current assets:
    Cash and cash equivalents                                    $  36,384,325    38,403,234
    Trade accounts receivable                                       46,871,207    20,905,812
    Inventories                                                     42,346,451    23,609,136
    Deferred tax assets, net                                         3,676,000             -
    Prepaid expenses and other                                       1,647,990     1,475,612
                                                                 -------------  ------------
                                                                   130,925,973    84,393,794
                                                                 -------------  ------------

Property, plant and equipment:
    Land                                                             1,222,195     1,072,798
    Plant and equipment                                            120,010,811    24,926,309
    Accumulated depreciation                                       (10,704,252)   (6,461,244)
                                                                 -------------  ------------
                                                                   110,528,754    19,537,863
                                                                 -------------  ------------

Investments and other assets:
    Investments                                                     15,656,097    15,830,006
    Deferred debt issuance costs, net                                1,638,909       386,600
    Other assets                                                     2,974,587       814,713
                                                                 -------------  ------------
                                                                    20,269,593    17,031,319
                                                                 -------------  ------------
                                                                 $ 261,724,320   120,962,976
                                                                 =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Trade accounts payable                                       $  36,893,399    10,698,199
    Inventory due under exchange agreements                          4,982,179     8,874,645
    Excise taxes payable                                             6,437,829     6,483,756
    Other accrued liabilities                                        4,189,528     2,685,355
                                                                 -------------  ------------
                                                                    52,502,935    28,741,955
                                                                 -------------  ------------

Long-term debt                                                      64,774,267    28,948,867

Minority interests                                                   5,475,377     5,452,963

Stockholders' equity:
    Preferred stock, par value $.01 per share, authorized
    2,000,000 shares, none issued                                         -             -
Common stock, par value $.01 per share, authorized
    40,000,000 shares, issued and outstanding 25,794,720
    shares at April 30, 1997; and par value $.10 per share,
    authorized 27,000,000 shares, issued and outstanding
    19,331,171 shares at April 30, 1996                                257,947     1,933,117
Capital in excess of par value                                     134,843,884    61,187,476
Retained earnings (accumulated deficit)                              3,869,910    (5,301,402)
                                                                 -------------  ------------
                                                                   138,971,741    57,819,191
                                                                 -------------  ------------
                                                                 $ 261,724,320   120,962,976
                                                                 =============  ============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED APRIL 30, 1997, 1996 AND 1995

________________________________________________________________________________

                                                1997            1996          1995
                                                ----            ----          ----
Revenue:
  Product sales, pipeline tariffs
  terminaling fees and natural gas
  gathering and processing fees           $ 1,166,664,621   533,106,747   324,591,409

Costs and expenses:
  Product costs and direct
     operating expenses                     1,145,320,892   520,389,482   318,811,953
  General and administrative                    7,987,162     4,998,771     4,226,123
  Depreciation and amortization                 3,455,999     1,169,541     1,147,291
                                          ---------------  ------------  ------------
                                            1,156,764,053   526,557,794   324,185,367
                                          ---------------  ------------  ------------

          Operating income                      9,900,568     6,548,953       406,042

Other income (expenses):
  Interest income                               1,777,441       520,900         -
  Equity in earnings of affiliates                 92,280       942,216       407,208
  Minority interests                              (22,414)     (337,253)     (112,555)
  Interest expense                             (4,042,616)   (2,530,945)   (3,119,019)
  Other financing costs                          (373,533)     (333,155)     (393,031)
  Cancellation of aircraft lease                    -             -          (286,735)
  Other, net                                      150,808         -             -
                                          ---------------  ------------  ------------
                                               (2,418,034)   (1,738,237)   (3,504,132)
                                          ---------------  ------------  ------------

          Earnings (loss) before
             income taxes                       7,482,534     4,810,716    (3,098,090)

Income tax benefit (expense)                    1,688,778      (192,747)     (119,545)
                                          ---------------  ------------  ------------
          Net earnings (loss)             $     9,171,312     4,617,969    (3,217,635)
                                          ===============  ============  ============

Weighted average common
  shares outstanding                           22,500,984    15,129,637     2,860,390
                                          ===============  ============  ============

Earnings (loss) per common share                   $0.41          0.31          (1.32)
                                          ===============  ============  ============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED APRIL 30, 1997, 1996 AND 1995

_______________________________________________________________________________

                                                                                                    Retained
                                                      Redeemable                   Capital in       earnings
                                                      preferred      Common        excess of      (accumulated
                                                        stock         stock        par value         deficit)         Total
                                                  ---------------  ----------   --------------   ----------------  -------------
BALANCE AT APRIL 30, 1994                           $ 7,426,692      269,483          941,095        (6,156,435)      2,480,835

Preferred stock dividends (78,515 shares)               545,195         -                -             (545,301)           (106)

Common stock issued in connection with
     conversion of preferred stock                   (7,971,887)     295,255        7,676,632              -               -
Common stock issued in connection
     with stock purchase agreements                        -         833,333       29,166,669              -         30,000,002
Common stock issued in connection
     with a merger                                         -          80,000          120,000              -            200,000
Costs related to conversion of preferred
     stock and issuance of common stock                    -            -            (992,394)             -           (992,394)
Net loss                                                   -            -                -           (3,217,635)     (3,217,635)
                                                  ---------------  ----------   --------------   ----------------  ------------

BALANCE AT APRIL 30, 1995                                  -       1,478,071       36,912,002        (9,919,371)     28,470,702

Common stock issued for cash                               -         455,046       24,558,462              -         25,013,508
Costs related to issuance of common stock                  -            -            (282,988)             -           (282,988)
Net earnings                                               -            -                -            4,617,969       4,617,969
                                                  ---------------  ----------   --------------   ----------------  ------------

BALANCE AT APRIL 30, 1996                                  -       1,933,117       61,187,476        (5,301,402)     57,819,191

Change in the par value of common stock
    from $.10 to $.01 in connection
    with merger                                            -      (1,739,805)       1,739,805              -               -
Common stock issued in merger                              -          14,744        8,093,785              -          8,108,529
Common stock issued for minority interest
    in subsidiary                                          -           1,000          974,000              -            975,000
Common stock repurchased and retired                       -            (148)        (199,852)             -           (200,000)
Common stock issued for options exercised                  -           2,130          780,822              -            782,952
Common stock issued for cash in public
    offering                                               -          46,909       62,952,321              -         62,999,230
Costs related to issuance of common stock                  -            -            (684,473)             -           (684,473)
Net earnings                                               -            -                -            9,171,312       9,171,312
                                                  ---------------  ----------   --------------   ----------------  ------------
BALANCE AT APRIL 30, 1997                           $      -         257,947      134,843,884         3,869,910     138,971,741
                                                  ===============  ==========   ==============   ================  ============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                          1997          1996         1995
                                                                         -----          ----         ----
Cash flows from operating activities:
  Net  earnings (loss)                                                 $    9,171,312     4,617,969   (3,217,635)
  Adjustments to reconcile net earnings (loss) to net
     cash used by operating activities:
        Depreciation and amortization                                       3,455,999     1,169,541    1,147,291
        Equity in earnings of affiliates                                      (92,280)     (942,216)    (407,208)
        Minority interests                                                     22,414       337,253      112,555
        Deferred tax benefit                                               (2,274,600)         -            -
        Loss (gain) on disposition of assets                                  (70,489)      167,459     (127,645)
        Dividends received from affiliates                                       -             -         125,000
        Loss on cancellation of aircraft lease                                   -             -         286,735
        Write-off of noncurrent receivable                                       -             -         190,000
        Changes in operating assets and liabilities,
            net of noncash activities:
                Trade accounts receivable                                 (25,750,916)   (3,297,248)   1,283,422
                Inventories                                               (18,737,315)   (2,247,795)  (1,591,906)
                Prepaid expenses and other                                    199,516      (569,818)     169,196
                Trade accounts payable                                     26,656,549   (10,979,599)    (641,400)
                Inventory due under exchange
                  agreements                                               (3,892,466)    4,978,815    2,726,995
                Excise taxes payable and other
                   accrued liabilities                                      1,543,032     2,845,886     (291,980)
                                                                          -----------     ---------   ----------
                        Net cash used by
                            operating activities                           (9,769,244)   (3,919,753)    (236,580)
                                                                          -----------    ----------   ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                             (92,294,394)   (4,124,264)    (747,774)
   Proceeds from sale of assets                                                18,318       320,210      260,585
   Cash received in connection with acquisition                             2,315,527          -            -
   Cost related to acquisition                                               (399,284)         -            -
   Cash balance in subsidiary sold                                           (111,341)         -            -
   Decrease (increase) in other assets, net                                   550,709      (377,323)     253,627
                                                                          -----------    ----------   ----------
                         Net cash used by
                          investing activities                            (89,920,465)   (4,181,377)    (233,562)
                                                                          -----------    ----------   ----------

Cash flows from financing activities:
   Borrowings (repayments) of long-term debt, net                          35,825,400    (9,100,568)     166,397
   Deferred debt issuance costs                                            (1,252,309)     (239,772)        -
   Cash dividends paid on preferred stock                                        -             -            (106)
   Cash received in connection with merger                                       -             -         200,000
   Common stock issued for cash                                            63,782,182    25,013,508         -
   Stock subscription received in cash                                           -       30,000,002         -
   Costs paid relating to issuance of common stock
      and conversion of preferred stock                                      (684,473)     (970,634)    (304,748)
                                                                          -----------    ----------   ----------
                        Net cash provided by
                         financing activities                              97,670,800    44,702,536       61,543
                                                                          -----------    ----------   ----------
                        Increase (decrease) in cash
                         and cash equivalents                              (2,018,909)   36,601,406     (408,599)
Cash and cash equivalents at beginning of year                             38,403,234     1,801,828    2,210,427
                                                                          -----------    ----------   ----------

Cash and cash equivalents at end of year                               $   36,384,325    38,403,234    1,801,828
                                                                       ==============    ==========    =========

                                                                                        (continued)

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  CASH FLOWS (CONTINUED)

YEARS ENDED APRIL 30,  1997, 1996 AND 1995

________________________________________________________________________________

                                                                           1997                1996               1995
                                                                           ----                -----              ----
Supplemental disclosures of cash flow information:

Acquisition of Sheffield Exploration Company

Fair value of assets acquired                                       $      8,739,247             -                  -
Fair value of liabilities assumed                                            231,484             -                  -
                                                                     ----------------     ----------------    ----------------
                                                                           8,507,763             -                  -
Costs related to acquisition                                                 399,284             -                  -
                                                                     ----------------     ----------------    ----------------
     Fair value of stock issued                                     $      8,108,479             -                  -
                                                                     ================     ================    ================

Cash received in connection with acquisition
     included in assets acquired                                    $      2,315,527             -                  -
                                                                     ================     ================    ================


Sale of Sheffield Operating Company

Fair value of assets sold                                           $      1,991,403             -                  -
Fair value of liabilities assumed by purchaser                               245,451             -                  -
                                                                     ----------------     ----------------    ----------------
     Fair value of consideration received                           $      2,236,854             -                  -
                                                                     ================     ================    ================

Cash distributed in connection with sale
     included in assets sold                                        $        111,341             -                  -
                                                                     ================     ================    ================

Costs accrued relating to issuance
     of common stock and conversion
     of preferred stock                                             $           -                -               687,646
                                                                     ================     ================    ================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

______________________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  NATURE  OF BUSINESS AND BASIS OF PRESENTATION

     TransMontaigne Oil Company (the Company) is a holding company which pursues, through its subsidiaries, business opportunities in the downstream sector of the petroleum industry. The Company's principal operating subsidiaries are engaged in pipelining, terminaling, storing and marketing refined petroleum products principally in the Mid-Continent region of the United States and in natural gas gathering and processing in the Rocky Mountain region of the United States.

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

     (B)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include, collectively, the Company and its wholly owned subsidiaries, TransMontaigne Transportation Services Inc. which provides refined petroleum product and crude oil pipeline transportation, storage and terminaling services to the downstream sector of the petroleum industry through its subsidiaries, TransMontaigne Pipeline Inc. and TransMontaigne Terminaling Inc.; TransMontaigne Product Services Inc. which provides refined petroleum products, crude oil and natural gas liquids supply, distribution and marketing services to the downstream sector of the petroleum industry; Bear Paw Energy Inc. which provides natural gas gathering and processing services to oil and gas producers as well as to end-users of natural gas liquids and residue natural gas; and the Company's 65% owned subsidiary, TransMontaigne Holding Inc. which owns a minority interest in a refinery. All significant intercompany accounts and transactions have been eliminated in consolidation.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

______________________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     (E)  PROPERTY, PLANT AND EQUIPMENT

     Depreciation of equipment is provided by the straight-line and double-declining balance methods. Depreciation of all other assets is provided by the straight-line method. Estimated useful lives are 25 years for plant, which includes buildings, storage tanks, pipelines and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost.

     (F)  INVESTMENT IN LION OIL COMPANY

     The Company's investment in Lion Oil Company (Lion) is accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of Lion as incurred rather than as dividends or other distributions are received.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

___________________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (G)  RECOGNITION OF REVENUE

     Revenue from the sale of refined petroleum products, natural gas liquids and residue natural gas are recorded at the time title and risk of ownership pass. Transfers of products to or from third parties under exchange agreements do not culminate the earnings process and are recorded as inventory and liability transactions with no effect on income.

     (H)  DEFERRED DEBT ISSUANCE COSTS

     Deferred debt issuance costs related to senior subordinated debentures and the long-term credit agreements are amortized on the interest method over the term of the underlying debt instrument. Accumulated amortization was $340,511 and $156,920 at April 30, 1997 and 1996, respectively.

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

     (J)  MINORITY INTERESTS

     Minority interests consist of ownership interests in TransMontaigne Holding Inc. attributable to shareholders other than the Company.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

_____________________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     At April 30, 1997, the Company had no net open futures contracts designated as hedges, and there were no deferred hedging gains or losses.

     In connection with its trading activities, the Company had outstanding contracts to sell 1,300,000 barrels of product and contracts to purchase 1,300,000 barrels of product at April 30, 1997 and outstanding contracts to sell 50,000 barrels of product and contracts to purchase 50,000 barrels of product at April 30, 1996. The unrealized losses relating to such contracts of approximately $148,000 in 1997 and $267,000 in 1996 have been charged to operations. The net trading gains on futures contracts of approximately $161,000 for the year ended April 30, 1997 and the net trading losses of approximately $40,000 for the year ended April 30, 1996 have been included in product sales and product costs and direct operating expenses in the accompanying consolidated statements of operations.

     Product futures contracts are traded on the New York Mercantile Exchange (NYMEX). The change in market value of NYMEX-traded futures contracts requires daily cash settlements in margin accounts with brokers. NYMEX future contracts are guaranteed by the NYMEX and have nominal credit risk. The Company is exposed to credit risk in the event the counterparties to other third party agreements are not able to perform their contractual obligations.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
________________________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (L) EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share has been calculated based on the weighted average number of common shares outstanding during the period.

     (M) RECLASSIFICATIONS

     Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the classifications used in 1997.

(2)  MERGER

     The Company is the surviving corporation of a merger between TransMontaigne Oil Company and Sheffield Exploration Company, Inc. (Sheffield) effective June 4, 1996. The merger constituted a reverse acquisition, in that Sheffield survived the merger, but was then owned approximately 93% by the former stockholders of TransMontaigne Oil Company. Consequently, the transaction was accounted for as a purchase of Sheffield by the Company. As a result of the merger, (i) Sheffield's name was changed to TransMontaigne Oil Company; (ii) the number of shares of authorized common stock was increased to 40,000,000; and (iii) stock options which Sheffield had outstanding prior to the merger became options to purchase 79,338 shares of the Company's common stock at $3.65 per share. These options were exercised prior to their September 2, 1996 expiration date.

(3)  ACQUISITION

     On December 20, 1996, the Company's wholly owned subsidiary, Bear Paw Energy Inc., acquired for approximately $71,000,000 cash the Grasslands natural gas gathering, processing, treating and fractionating facilities located in western North Dakota and northeastern Montana. The Grasslands gas processing plant, located in McKenzie County, North Dakota, was built in 1980.

     The cost of the Grasslands facilities has been allocated to the assets acquired based on their estimated fair market value as determined by the Company.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
________________________________________________________________________________

(3)  ACQUISITION (CONTINUED)

     The following summarized unaudited pro forma results of operations assumes that the acquisition of the Grasslands facilities occurred as of May 1, 1995 and combines the historical results of the Company for the years ended April 30, 1997 and 1996 with the historical results of operations of the Grasslands facilities for the years ended April 30, 1997 and 1996.

     The unaudited pro forma results of operations are not necessarily indicative of the results of operations that would actually have occurred if the Grasslands facilities had been acquired by the Company as of the date indicated or which will be attained in the future.

                                                      1997                 1996
                                                      ----                 ----
     Revenues                                    $1,198,125,000        578,574,000
                                                 ==============        ===========
     Net Earnings                                $   11,179,000          4,745,000
                                                 ==============        ===========
     Earnings Per Common Share                   $         0.50               0.31
                                                 ==============        ===========

(4) INVENTORIES

                                                      1997                 1996
                                                      ----                 ----
     Refined petroleum products                  $   35,758,217         12,387,371
     Refined petroleum products due from
      third parties under exchange
       agreements                                     6,148,220         11,208,859
     Other                                              440,014             12,906
                                                 --------------         ----------

                                                    $42,346,451         23,609,136
                                                 ==============         ==========

     If the lower of average or replacement cost method of accounting had been used instead of the LIFO method for valuing refined petroleum products, inventories would have been $5,563,000 and $5,779,000 greater than reported at April 30, 1997 and 1996, respectively.

     During the year ended April 30, 1995 inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at costs which prevailed in prior years. The effect of the liquidation was to decrease product costs and decrease the net loss for the year ended April 30, 1995 by approximately $863,000.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
________________________________________________________________________________

(4)  INVENTORIES (CONTINUED)

      The Company's refined petroleum products inventory consists primarily of gasoline and distillates. A portion of this inventory represents line fill and tank bottoms. This portion of the inventory is required for operating balances in the conduct of the Company's daily distribution activities and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties. The Company's natural gas liquids and residual natural gas inventory is not significant.

(5)  PROPERTY, PLANT AND EQUIPMENT

                                                   1997          1996
                                                   ----          ----
     Land                                         1,222,195   1,072,798
     Natural gas gathering and processing        83,209,767       -
     Terminals and equipment                     14,726,237   6,230,696
     Pipelines, rights of way and equipment      19,088,562  17,182,135
     Other plant and equipment                    2,986,245   1,513,478
                                               ------------  ----------
                                                121,233,006  25,999,107
     Less accumulated depreciation               10,704,252   6,461,244
                                               ------------  ----------

                                               $110,528,754  19,537,863
                                               ============  ==========

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
________________________________________________________________________________

(6)  INVESTMENT IN LION

     The Company, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18% of the common stock of Lion. At April 30, 1997 and 1996, respectively, the Company's investment in Lion was approximately $15,586,000 and $15,494,000 and the minority interests were approximately $5,475,000 and $5,453,000.

     Summarized balance sheet information for Lion as of April 30, 1997 and 1996 is as follows:

                                                 1997         1996
                                            -------------  -----------
     Assets:
        Current assets                       $ 94,860,000   94,403,000
        Property, plant and equipment,
         net                                   65,687,000   68,436,000
        Other assets                           12,203,000    4,948,000
                                            -------------  -----------

                                             $172,750,000  167,787,000
                                            =============  ===========

     Liabilities and stockholders' equity:
        Current liabilities                  $ 39,614,000   40,454,000
        Long-term debt                         66,275,000   62,140,000
        Deferred income taxes                  10,689,000    9,353,000
        Stockholders' equity                   56,172,000   55,840,000
                                            -------------  -----------

                                             $172,750,000  167,787,000
                                            =============  ===========

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
_______________________________________________________________________________

(6)  INVESTMENT IN LION (CONTINUED)

     Summarized statement of operations information for Lion for the years ended April 30, 1997, 1996 and 1995 is as follows:

                                       1997         1996         1995
                                   ------------- -----------  -----------
     Net sales                     $643,884,000  566,812,000  525,037,000
     Cost of sales                  632,005,000  549,210,000  511,655,000
                                   ------------- -----------  -----------

       Gross profit                   11,879,000  17,602,000   13,382,000

     Selling, general and
        administrative expenses        5,132,000   5,996,000    5,763,000
     Management fees                     189,000   1,467,000      532,000
                                   ------------- -----------  -----------

       Operating income                6,558,000  10,139,000    7,087,000

     Interest expense and other
        (income), net                  5,790,000   4,260,000    4,939,000
                                   ------------- -----------  -----------
       Earnings before
         income tax                      768,000   5,879,000    2,148,000

     Income tax expense                  436,000   2,288,000      892,000
                                   ------------- -----------  -----------

       Net earnings                  $   332,000   3,591,000    1,256,000
                                   ============= ===========  ===========

     The Company has a $2,600,000 standby letter of credit outstanding to a bank to assist Lion in obtaining financing. No outstanding obligations exist under this letter of credit as of April 30, 1997.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
________________________________________________________________________________

(7)  LONG-TERM DEBT

     Long-term debt at April 30, 1997 and 1996 is as follows:

                                                  1997         1996
                                              ------------  ----------
     Line of credit with a bank                $10,815,000  25,000,000
     Senior notes                               50,000,000       -
     12 3/4% senior subordinated debentures,
      net of discount (face amount
      $4,000,000)                                3,959,267   3,948,867
                                              ------------  ----------
                                               $64,774,267  28,948,867
                                              ============  ==========

     The Company's bank credit facility at April 30, 1997 is an $85,000,000 working capital revolving credit facility with a money center bank due December 31, 2001. The amount available under the bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at the Company's election. The interest rate at April 30, 1997 was 6.94% and at April 30, 1996 was 6.875%.

     As of April 30, 1997, the Company had advances of $10,815,000 outstanding under the bank credit facility and $2,600,000 of the facility was used to support in a standby letter of credit to a bank (see Note 6).

     In April 1997 the Company entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100 million of the Company's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years.

     On April 17, 1997, the Company sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due 2003.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

________________________________________________________________________________

(7)  LONG-TERM DEBT (CONTINUED)

     The bank credit facility agreement and the Master Self Agreement each contain similar negative pledge covenants by the Company and its subsidiaries and both are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and open inventory positions. As of April 30, 1997, the Company was in compliance with all such tests.

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

     Maturities of long-term debt for fiscal years subsequent to 1997 are as follows:

         1998          $    -
         1999               -
         2000             5,125,000
         2001             9,649,267
         2002               -
         2003            50,000,000
                       ------------

                       $ 64,774,267
                       ============


     Cash payments for interest were approximately $4,404,000, $2,994,000 and $2,478,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

____________________________________________________________________________

(8)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each of on and off-balance sheet financial instruments, along with the methods and assumptions used to estimate such fair values at April 30, 1997 and 1996:

     CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES AND TRADE ACCOUNTS PAYABLE

     The carrying amount approximates fair value because of the short term maturity of these instruments.

     LONG-TERM DEBT

     The carrying value of the line of credit approximates its fair value since the line bears interest at a variable rate.

     The carrying value of the 12 3/4% senior subordinated debentures approximates the estimated fair value of the debentures since the effective interest rate of the debentures approximates the current market rate for similar debt instruments.

     FUTURES CONTRACTS

     The carrying value and fair value of the futures contracts entered into for trading purposes was a liability of approximately $148,000 at April 30, 1997 and $267,000 at April 30, 1996 based on the quoted market price of the related futures contracts.

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

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

____________________________________________________________________________

(9)  SALE OF SUBSIDIARY

     On October 31, 1996 the Company sold a wholly owned subsidiary for approximately $2,237,000 and received as consideration a note receivable for approximately $2,067,000 payable over five years, a receivable for $100,000 and shares of common stock representing an approximate 18% interest in the acquiring company's common stock. On November 4, 1996 the Company received a $700,000 cash payment on the note and the $100,000 receivable was collected. On January 3, 1997, 14,815 shares of the Company's stock were received as a $200,000 payment on the note receivable. These shares were valued at the January 2, 1997 closing price of $13.50 and were retired.

(10) SHAREHOLDERS' EQUITY

     Effective as of April 17, 1996 the Company completed a private placement of 4,545,456 shares of common stock at $5.50 per share for proceeds of $25,000,008.

     On February 13, 1997, the Company closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by the Company and 322,000 shares were sold by certain selling stockholders. The net proceeds to the Company, based on the public offering price of $14.25 per share, were approximately $53,506,000, after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the debt incurred under its bank credit facility. On March 11, 1997 the underwriters' overallotment option to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and the Company received additional net proceeds of $8,809,000.

(11) STOCK OPTIONS

     The Company has adopted two stock option plans, (the "1991 Plan" and the "1995 Plan") under which stock options may be granted to key employees of the Company. No additional options are available to be granted under either the 1991 Plan or the 1995 Plan. Options granted under the 1991 Plan expire no later than ten years from the date of grant and under the 1995 Plan expire no later than seven years from the date of grant.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

____________________________________________________________________________

(11)  STOCK OPTIONS (CONTINUED)

      Changes in stock options outstanding for the years ended April 30, 1997, 1996 and 1995, are as follows:

                                                1991 Plan                1995 Plan
                                       -------------------------   -----------------------
                                                   Option price              Option price
                                          Shares     per share     Shares      per share
                                       ----------- -------------   -------   -------------
        Outstanding at April 30, 1994     95,754    $3.50 - 6.10   124,500    $       2.70
        Granted                            -              -        358,000            2.70
        Exercised                          -              -          -              -
                                       ----------- -------------   -------   -------------
        Outstanding at April 30, 1995     95,754     3.50 - 6.10   482,500            2.70
        Granted                            -              -        421,746     3.60 - 5.50
        Exercised                          -              -         (5,000)           2.70
                                       ----------- -------------   -------   -------------
        Outstanding at April 30, 1996     95,754     3.50 - 6.10   899,246     2.70 - 5.50
        Granted                            -              -          -              -
        Exercised                        (17,500)           6.10  (118,246)    2.70 - 5.50
                                       ----------- -------------   -------   -------------
        Outstanding at April 30, 1997     78,254    $3.50 - 6.10   781,000    $2.70 - 5.50
                                       =========== =============   =======   =============

        Exercisable at April 30, 1997     78,254    $3.50 - 6.10   781,000    $2.70 - 5.50
                                       =========== =============   =======   =============

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company's two stock-based compensation plans had been determined on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per common share would have been reduced in 1996 to the pro forma amounts indicated below:

                                        1997         1996
                                     -----------  -----------

        Net earnings:
          As reported                 $9,171,312   $4,617,969
          Pro forma                   $8,724,685   $4,268,159

        Earnings per common share
           As reported                $      .41   $      .31
           Pro forma                  $      .39   $      .28

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

____________________________________________________________________________

(11) STOCK OPTIONS (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the year ended April 30, 1996: no dividend yield; expected volatility of 0%; risk-free rate of 6.27%; and expected life of 6.37 years. The weighted average fair value at grant date for options granted during the year ended April 30, 1996 was $5.23.

(12) EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) retirement savings plan for all employees. The plan allows participants to contribute up to 15% of their compensation, with the Company making a discretionary percentage matching contribution as determined by management based upon the Company's financial performance. Employees vest 25% per year in the Company's contribution. The total amount of the Company's discretionary percentage matching contribution during the year ended April 30, 1997 was $31,410. The Company did not make a contribution to a predecessor employee profit sharing plan for the year ended April 30, 1996; a contribution to the predecessor employee profit-sharing plan was $46,700 for the year ended April 30, 1995.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

____________________________________________________________________________


(13) INCOME TAXES

     Income tax (benefit) expense for years ending April 30 consists of the following:


                                                  1997           1996          1995
                                              ------------    ----------    ---------
     Current state income taxes                $   585,822       192,747      119,545
     Deferred federal income taxes              (1,975,300)        -            -
     Deferred state income taxes                  (299,300)        -            -
                                              ------------    ----------    ---------

           Income tax (benefit) expense        $(1,688,778)      192,747      119,545
                                              ============    ==========    =========

     Income tax expense differs from the amount computed by applying the U.S. federal corporate income tax rate of 34% to pretax earnings (loss) as a result of the following:

                                                  1997           1996         1995
                                              ------------    ----------    ---------
     Computed "expected" tax expense            $2,544,000     1,636,000   (1,053,000)
     Increase (reduction) in income
      taxes resulting from:
     Increase (decrease) in the
      valuation allowance for
      deferred tax assets
      allocated to income tax
      expense                                   (4,474,000)   (1,785,000)   1,174,000
     Recognition of tax benefit of net
      operating loss carryforwards
      of acquired entity                        (1,021,600)        -            -
     Adjustment of prior year's
      cumulative temporary differences
      offset by a change in the
      valuation allowance                          497,000         -            -
     State income taxes, net of
      federal income tax benefit                   387,000       127,000       79,000
     Other, net                                    378,822       214,747      (80,455)
                                              ------------    ----------    ---------
           Income tax  (benefit) expense       $(1,688,778)      192,747      119,545
                                              ============    ==========    =========

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

____________________________________________________________________________

(13) INCOME TAXES (CONTINUED)

     The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1997 and 1996 are as follows:

                                                                  1997         1996
                                                              ------------- -----------
     Deferred tax assets:
      Inventories, principally due to difference in
       costing method used for tax purposes                   $ 2,196,000    2,196,000
      Unrealized commodity futures contract losses
       (gains)                                                   (122,000)     102,000
      Net operating loss carryforwards                          6,969,000    5,670,000
      Alternative minimum tax credit carryforwards                 24,000       24,000
                                                              ------------ -----------

            Gross deferred tax assets                           9,067,000    7,992,000

      Less valuation allowance                                      -       (4,474,000)

     Deferred tax liabilities:
      Plant and equipment, principally due to
       differences in depreciation methods                     (4,895,000)  (2,994,000)
      Investments in affiliated company,
       principally due to undistributed earnings                 (496,000)    (524,000)
                                                              ------------ -----------

            Net deferred tax assets                           $ 3,676,000        -
                                                              ============ ===========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     As of April 30, 1996, management believed that the benefits of future deductible differences might not be realized due to losses incurred in recent years and uncertainty about future earnings. Accordingly, a valuation allowance was provided for net deferred tax assets at that date.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996

____________________________________________________________________________

(13) INCOME TAXES (CONTINUED)

     As a result of the Grasslands acquisition in December 1996 and the public offering of common stock in February 1997, and based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes the "more likely than not" criteria has been satisfied as of April 30, 1997, and that the benefits of future deductible differences will be realized. Accordingly, the remaining valuation allowance was reversed to income for the year ended April 30, 1997.

     At April 30, 1997, the Company has aggregate net operating loss carryforwards for federal income tax purposes of approximately $18,339,000 which are available to offset future federal taxable income, if any, through 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $24,000 available to reduce future federal regular income taxes, if any, which can be carried forward indefinitely.

     Due to changes in ownership which occurred through April 30, 1996, the use of these net operating loss carryforwards to offset taxable income is limited to approximately $4,300,000 annually. As a result of the merger in June 1996, the Company acquired additional net operating loss carryforwards of approximately $7,892,000 as of June 4, 1996, which are included in the aggregate net operating loss carryforwards, and are limited to approximately $1,300,000 annually. A portion of the tax benefit of the utilization of such carryforwards has been recognized as a reduction of goodwill recorded in the acquisition.

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

     The Company paid state income taxes of approximately $214,000, $106,000 and $138,000 for the years ended April 30, 1997, 1996 and 1995, respectively, and federal income taxes of approximately $126,000 for the year ended April 30, 1997.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
________________________________________________________________________________

(14)  RELATED PARTY TRANSACTIONS

      The Company had sales of $10,900,000 and $3,380,000 and purchases of $49,700,000 and $33,879,000 for the years ended April 30, 1997 and 1996, respectively, to Lion.

      Related party balances at April 30, 1997 and 1996:

                                        1997           1996
                                        ----           ----
          Accounts receivable      2,694,913         90,498
          Accounts payable           228,462         84,034

(15)  NEW ACCOUNTING STANDARD

      Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement by the Company as of May 1, 1996 had no effect on the Company's consolidated financial statements.

(16)  CONCENTRATION OF CREDIT RISK

      Substantially all of the Company's trade accounts receivable at April 30, 1997 and 1996 result from sales of refined petroleum products to companies in the oil and gas industry. This concentration could impact the Company's overall credit risk since these companies could be affected by industry-wide changes in economics or other conditions. Since the Company provides short-term credit to its customers which are generally either major and large independent oil companies or wholesale distributors of these products, it may require collateral, such as letters of credit, liens on products and guarantees as determined on a customer by customer basis. The Company maintains allowances for potential uncollectible accounts receivable, which historically have been minimal.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
________________________________________________________________________________

(17)  BUSINESS SEGMENTS

      Prior to the year ended April 30, 1997 the Company's principal operating business segment was logistical petroleum services related to pipelining, terminaling, storing and marketing refined petroleum products. During the year ended April 30, 1997 the Company acquired natural gas gathering and processing assets and commenced service operations in that business segment.

      Information about the Company's business segments for the year ended April 30, 1997 is summarized below:

      Revenues
        Logistical petroleum services                           $  1,143,524,074
        Gas gathering and processing services                         23,140,547
                                                                 ---------------
                                                                $  1,166,664,621
                                                                 ===============
      Operating income
        Logistical petroleum services                           $      6,747,996
        Gas gathering and processing services                          4,189,122
        Corporate                                                     (1,036,550)
                                                                 ---------------
                                                                $      9,900,568
                                                                 ===============
      Identifiable assets at year end (net of
       depreciation)
        Logistical petroleum services                           $    112,178,478
        Gas gathering and processing services                         86,730,296
        Corporate                                                     62,815,546
                                                                 ---------------
                                                                $    261,724,320
                                                                 ===============
      Depreciation and amortization
        Logistical petroleum services                           $      1,338,768
        Gas gathering and processing services                          1,735,034
        Corporate                                                        382,197
                                                                 ---------------
                                                                $      3,455,999
                                                                 ===============
      Capital expenditures
        Logistical petroleum services                           $     11,118,556
        Gas gathering and processing services                         80,059,318
        Corporate                                                      1,116,520
                                                                 ---------------
                                                                $     92,294,394
                                                                 ===============

      The Corporate business segment represents all of the Company's activities and assets not specifically identified with the primary business segments, including cash and cash equivalents, investments and other assets.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997 AND 1996
________________________________________________________________________________

(18) FINANCIAL RESULTS BY QUARTER (UNAUDITED)

                                                         Three Months Ended
                                       -----------------------------------------------------
                                           July 31    October 31    January 31    April 30
                                            1996         1996          1997         1997
                                       -------------  -----------  -----------   -----------
           Revenues                   $  194,052,000  276,771,000  340,654,000   355,188,000

           Total costs
              and expenses               191,816,000  274,298,000  338,210,000   352,440,000
                                       -------------  -----------  -----------   -----------

           Operating income           $    2,236,000    2,473,000    2,444,000     2,748,000
                                       =============  ===========  ===========   ===========

           Net earnings               $    1,807,000    2,673,000    1,426,000     3,265,000
                                       =============  ===========  ===========   ===========

           Earnings
              per common share        $          .09          .12          .07           .13
                                       =============  ===========  ===========   ===========

                                                         Three Months Ended
                                       -----------------------------------------------------
                                           July 31    October 31   January 31     April 30
                                            1995         1995         1996          1996
                                       -------------  -----------  -----------   -----------
           Revenues                   $  107,691,000  134,324,000  105,960,000   185,132,000

           Total costs
              and expenses               105,128,000  133,461,000  106,118,000   181,851,000
                                       -------------  -----------  -----------   -----------

           Operating income (loss)    $    2,563,000      863,000     (158,000)    3,281,000
                                       =============  ===========  ===========   ===========

           Net earnings (loss)        $    2,031,000      438,000     (867,000)    3,016,000
                                       =============  ===========  ===========   ===========

           Earnings (loss)
              per common share        $          .14          .03         (.06)          .20
                                       =============  ===========  ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


          Not Applicable


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on page 52 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

               *


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               *


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               *


     * Incorporated by reference from the Proxy Statement dated August 8, 1997 for the Annual Meeting of Stockholders to be held on August 28, 1997.

     EXECUTIVE OFFICERS OF THE REGISTRANT


                                         CURRENT POSITIONS AND PRINCIPAL
           NAME            AGE          OCCUPATIONS DURING LAST FIVE YEARS
           ----            ---          ----------------------------------

Cortlandt S. Dietler        75    Director since April 1995; Chief Executive
                                  Officer of Associated Natural Gas Corporation
                                  prior to its 1994 merger with Panhandle
                                  Eastern Corporation (now Duke Energy
                                  Corporation) from 1985 to 1994
Richard E. Gathright        43    President and Chief Operating Officer since
                                  September 1996; Director since April 1995;
                                  Executive Vice President from April 1995 to
                                  September 1996; President of a subsidiary of
                                  TransMontaigne from December 1993 to April
                                  1995; President and Director of North
                                  American Operations for Aberdeen Petroleum
                                  PLC from 1988 to 1993
Harold R. Logan, Jr.        52    Executive Vice President/Finance, Treasurer
                                  and a Director since April 1995; Senior Vice
                                  President/Finance of Associated Natural Gas
                                  Corporation from 1985 to 1994
W. A. Sikora                60    Executive Vice President since September
                                  1996; Senior Vice President and Chief
                                  Financial Officer of a subsidiary of
                                  TransMontaigne from May 1995 to September
                                  1996; business consultant from 1982 to April
                                  1995
Frederick W. Boutin         42    Senior Vice President since April 1995; Vice
                                  President of Associated Natural Gas
                                  Corporation from 1985 to 1994
Rodney S. Pless             36    Vice President, Controller and Chief
                                  Accounting Officer since December 1996; Vice
                                  President, Controller and other accounting
                                  positions of a subsidiary of TransMontaigne
                                  from 1987 to December 1996
Robert W. Bradberry         43    President of TransMontaigne Product Services
                                  Inc. since January 1, 1997; other senior
                                  management positions of a subsidiary of
                                  TransMontaigne from 1979 to January 1997
Robert J. Clark             52    President of Bear Paw Energy Inc. since June
                                  1996; President of a predecessor of Bear Paw
                                  Energy Inc. from March 1995 to June 1996;
                                  Senior Vice President of Snyder Oil
                                  Corporation from 1988 to March 1995
Larry F. Clynch             52    President of TransMontaigne Transportation
                                  Services Inc. since January 1, 1997; Senior
                                  Vice President of a subsidiary of
                                  TransMontaigne from January 1996 to January
                                  1997; prior to January 1996 employed 28 years by Conoco Pipe Line Company, the last 3 years as President

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as a part of this report.

     (1)  Consolidated Financial Statements:

          TransMontaigne Oil Company

               Independent Auditors' Report

               Consolidated Balance Sheets as of April 30, 1997 and 1996

               Consolidated Statements of Operations for the years ended
                     April 30, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity for the years ended April 30, 1997, 1996, and 1995

               Consolidated Statements of Cash Flows for the years ended
                     April 30, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:  Not Applicable

     (3)  Exhibits:

               A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

          EXHIBIT NO.                              DESCRIPTION
          -----------                              -----------
             3.1             Restated Articles of Incorporation and Certificate of Merger.
                             Incorporated by reference to TransMontaigne Oil Company Form
                             10-K (Securities and Exchange Commission File No. 1-11763)
                             for the year ended April 30, 1996
             3.2             Amended and Restated By-Laws. Incorporated by reference to
                             TransMontaigne Oil Company Form S-2 (Securities and Exchange
                             Commission File No. 333-18795)
            10.1             The TransMontaigne Oil Company Amended and Restated 1995
                             Stock Option Plan. Incorporated by reference to
                             TransMontaigne Oil Company Form 10-K (Securities and
                             Exchange Commission File No. 1-11763) for the year ended
                             April 30, 1996

  10.2             Partnership agreement between TransMontaigne's wholly-owned subsidiary, Sheffield Gas Processors, Inc., and Interenergy.
                   Incorporated by reference to Sheffield Exploration Company,
                   Inc. Form 8-K (Securities and Exchange Commission File No.
                   0-13201) dated September 26, 1991
  10.3             Stock Purchase Agreement effective April 17, 1996 between
                   TransMontaigne Oil Company and the investors named therein.
                   Incorporated by reference to TransMontaigne Oil Company Form
                   10-K (Securities and Exchange Commission File No. 1-11763)
                   for the year ended April 30, 1996
  10.4             Anti-dilution Rights Agreement dated as of April 17, 1996
                   between TransMontaigne Oil Company and Waterwagon & Co.,
                   nominee for Merrill Lynch Growth Fund. Incorporated by
                   reference to TransMontaigne Oil Company Form 10-K (Securities
                   and Exchange Commission File No. 1-11763) for the year ended
                   April 30, 1996
  10.5             Agreement to Elect Directors dated as of April 17, 1996
                   between TransMontaigne Oil Company and the First Reserve
                   Investors named therein. Incorporated by reference to
                   TransMontaigne Oil Company Form 10-K (Securities and Exchange
                   Commission File No. 1-11763) for the year ended April 30,
                   1996
  10.6             Registration Rights Agreement dated as of April 17, 1996
                   between TransMontaigne Oil Company and the entities named
                   therein. Incorporated by reference to TransMontaigne Oil
                   Company Form 10-K (Securities and Exchange Commission File
                   No. 1-11763) for the year ended April 30, 1996
  10.7             Agreement for Sale of McKenzie Gas Processing Plant and
                   Grasslands Gas Gathering System dated as of October 31, 1996 between Bear Paw Energy, Inc. and Koch Hydrocarbon Company.
                   Incorporated by reference to TransMontaigne Oil Company Form
                   S-2 (Securities and Exchange Commission File No. 333-18795)
  10.8             Credit Agreement between TransMontaigne Oil Company and The
                   First National Bank of Boston, Agent, dated December 18,
                   1996. Incorporated by reference to TransMontaigne Oil Company
                   Form S-2 (Securities and Exchange Commission File No. 333-
                   18795)
  10.9             Amendment No. 2 to Credit Agreement between TransMontaigne
                   Oil Company and The First National Bank of Boston, Agent,
                   dated April 17, 1997. FILED HEREWITH

  10.10            Master Shelf Agreement among TransMontaigne Oil Company, The
                   Prudential Insurance Company and U.S. Private Placement Fund,
                   dated April 17, 1997. FILED HEREWITH
  21               Schedule of TransMontaigne's Subsidiaries. Incorporated by
                   reference to TransMontaigne Oil Company Form S-2 (Securities and Exchange Commission File No. 333-18795)
  23.1             Consent of KPMG Peat Marwick LLP. FILED HEREWITH
  27               Financial Data Schedule. FILED HEREWITH

(b)  Reports on Form 8-K.

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRANSMONTAIGNE OIL COMPANY

                                       By   /s/CORTLANDT S. DIETLER
                                            -----------------------
                                            Cortlandt S. Dietler
                                            Chairman and Chief Executive Officer
Date:  July 28, 1997

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 24, 1997.

        Name and Signature                   Title
        ------------------                   -----

(i)   Principal executive officer:

/s/CORTLANDT S. DIETLER                Chairman, Chief Executive Officer and
------------------------------
Cortlandt S. Dietler                   Director

(ii)  Principal operating officer:

/s/RICHARD E. GATHRIGHT                President, Chief Operating Officer and
------------------------------
Richard E. Gathright                   Director

(iii) Principal financial officer:

/s/HAROLD R. LOGAN, JR.                Executive Vice President/Finance,
------------------------------
Harold R. Logan, Jr.                   Treasurer and Director

(iv)  Principal accounting officer:

/s/RODNEY S. PLESS                     Vice President, Controller and Chief
------------------------------
Rodney S. Pless                        Accounting Officer

(v)   Non Employee Directors:

/s/JOHN A. HILL                        Director
------------------------------
John A. Hill

/s/BRYAN H. LAWRENCE                   Director
------------------------------
Bryan H. Lawrence

/s/WILLIAM E. MACAULAY                 Director
------------------------------
William E. Macaulay

/s/EDWIN H. MORGENS                    Director
------------------------------
Edwin H. Morgens