Form 10-Q
period 1997-07-31
TRANSMONTAIGNE OIL CO
filed 1997-09-12
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 1, 1997, there were 25,829,220 shares of the Registrant=s Common Stock outstanding.

                           TRANSMONTAIGNE OIL COMPANY

                                     INDEX



                        PART I.   FINANCIAL INFORMATION



                                                                  PAGE NO.

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


          Consolidated Balance Sheets
          July 31, 1997 and April 30, 1997.............................. 3


          Consolidated Statements of Operations
          Three months ended July 31, 1997 and 1996..................... 4


          Consolidated Statements of Stockholders' Equity
          Three months ended July 31, 1997 and
          Year ended April 30, 1997..................................... 5


          Consolidated Statements of Cash Flows
          Three months ended July 31, 1997 and 1996..................... 6


          Notes to Consolidated Financial Statements.................... 8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................14



                          PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.............................................26

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............26

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................26

          SIGNATURES....................................................27

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 1997 AND APRIL 30, 1997 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                          July 31,                   April 30,
------                                                                            1997                       1997
                                                                                  ----                       ----
Current assets:
   Cash and cash equivalents                                             $          41,265,879                36,384,325
   Trade accounts receivable                                                        54,351,843                46,871,207
   Inventories                                                                      53,487,027                42,346,451
   Deferred tax assets, net                                                          2,176,000                 3,676,000
   Prepaid expenses and other                                                        1,458,276                 1,647,990
                                                                         ---------------------       -------------------
                                                                                   152,739,025               130,925,973
                                                                         ---------------------       -------------------

Property, plant and equipment:
   Land                                                                              1,369,565                 1,222,195
   Plant and equipment                                                             124,711,217               120,010,811
   Accumulated depreciation                                                        (12,382,410)              (10,704,252)
                                                                         ---------------------       -------------------
                                                                                   113,698,372               110,528,754
                                                                         ---------------------       -------------------
Investments and other assets:
   Investments                                                                      15,656,097                15,656,097
   Deferred debt issuance costs, net                                                 1,600,846                 1,638,909
   Other assets                                                                      2,980,664                 2,974,587
                                                                         ---------------------       -------------------
                                                                                    20,237,607                20,269,593
                                                                         ---------------------       -------------------
                                                                         $         286,675,004               261,724,320
                                                                         =====================       ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Trade accounts payable                                                $          38,482,829                36,893,399
   Inventory due under exchange agreements                                           9,433,866                 4,982,179
   Excise taxes payable                                                              7,292,117                 6,437,829
   Other accrued liabilities                                                         4,987,105                 4,189,528
                                                                         ---------------------       -------------------
                                                                                    60,195,917                52,502,935
                                                                         ---------------------       -------------------

Long-term debt                                                                      78,961,867                64,774,267

Minority interests                                                                   5,475,377                 5,475,377

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 2,000,000 shares, none issued                                               -                         -
   Common stock, par value $.01 per share, authorized
      40,000,000 shares, issued and outstanding
      25,809,720 shares at July 31, 1997; and
      25,794,720 shares at April 30, 1997                                              258,097                   257,947
   Capital in excess of par value                                                  134,904,271               134,843,884
   Retained earnings                                                                 6,879,475                 3,869,910
                                                                         ---------------------       -------------------
                                                                                   142,041,843               138,971,741
                                                                         ---------------------       -------------------
                                                                         $         286,675,004               261,724,320
                                                                         =====================       ===================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)

----------------------------------------------------------------------------------------

                                                       1997                  1996
                                                       ----                  ----

Revenue:
   Product sales, pipeline tariffs
      terminaling fees and natural gas
      gathering and processing fees             $      462,149,021           194,052,201

Costs and expenses:
   Product costs and direct
      operating expenses                               451,954,111           189,969,949
General and administrative                               2,783,407             1,490,039
   Depreciation and amortization                         1,724,040               355,828
                                                ------------------     -----------------
                                                       456,461,558           191,815,816
                                                ------------------     -----------------

          Operating income                               5,687,463             2,236,385

Other income (expenses):
   Interest income                                         564,910               454,177
   Equity in earnings of affiliates                              -              (315,432)
   Minority interests                                            -               107,157
   Interest expense                                     (1,498,746)             (619,821)
   Other financing costs                                  (144,062)              (36,016)
   Other, net                                                    -                40,125
                                                ------------------     -----------------
                                                        (1,077,898)             (369,810)
                                                ------------------     -----------------

          Earnings before
             income taxes                                4,609,565             1,866,575

Income tax expense                                       1,600,000                60,000
                                                ------------------     -----------------
          Net earnings                          $        3,009,565             1,806,575
                                                ==================     =================

Weighted average common
   shares outstanding                                   26,640,680            20,956,139
                                                ==================     =================
Earnings per common share                       $          0.11                  0.09
                                                ==================     =================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 1997 AND YEAR ENDED APRIL 30, 1997 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Retained
                                                                                 Capital in          earnings
                                            Preferred            Common          excess of         (accumulated
                                              stock              stock           par value           deficit)           Total
                                           -----------         -----------      -----------        ------------      -----------
BALANCE AT APRIL 30, 1996                  $         -           1,933,117       61,187,476          (5,301,402)      57,819,191

Change in the par value of common stock
  from $.10 to $.01 in connection
  with merger                                        -          (1,739,805)       1,739,805                   -                -
Common stock issued in merger                        -              14,744        8,093,785                   -        8,108,529
Common stock issued for minority interest
  in subsidiary                                      -               1,000          974,000                   -          975,000
Common stock repurchased and retired                 -                (148)        (199,852)                  -         (200,000)
Common stock issued for options exercised            -               2,130          780,822                   -          782,952
Common stock issued for cash in public
  offering                                           -              46,909       62,952,321                   -       62,999,230
Costs related to issuance of common stock            -                   -         (684,473)                  -         (684,473)
Net earnings                                         -                   -                -           9,171,312        9,171,312
                                           -----------         -----------      -----------        ------------      -----------

BALANCE AT APRIL 30, 1997                            -             257,947      134,843,884           3,869,910      138,971,741

Common stock issued for options exercised            -                 150           87,750                   -           87,900
Costs related to issuance of common stock            -                   -          (27,363)                  -          (27,363)
Net earnings                                         -                   -                -           3,009,565        3,009,565
                                           -----------         -----------      -----------        ------------      -----------

BALANCE AT JULY 31, 1997                   $         -             258,097      134,904,271           6,879,475      142,041,843
                                           ===========         ===========      ===========        ============      ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended July 31, 1997 and 1996 (Unaudited)

-----------------------------------------------------------------------------------------

                                                                1997              1996
                                                                ----              ----
Cash flows from operating activities:
   Net earnings                                              $ 3,009,565        1,806,575
   Adjustments to reconcile net earnings to net
      cash used by operating activities:
         Depreciation and amortization                         1,724,040          355,828
         Equity in losses of affiliates                                -          315,432
         Minority interests                                            -         (107,157)
         Deferred tax expense                                  1,500,000                -
         Gain on disposition of assets                            (3,409)               -
         Changes in operating assets and liabilities,
            net of noncash activities:
                Trade accounts receivable                     (7,480,636)      (3,370,369)
                Inventories                                  (11,140,576)      (8,649,024)
                Prepaid expenses and other                       189,713          316,569
                Trade accounts payable                         1,589,430        5,557,407
                Inventory due under exchange
                  agreements                                   4,451,687       (4,060,559)
                Excise taxes payable and other
                  accrued liabilities                          1,651,865       (2,565,130)
                                                             -----------      -----------

                         Net cash (used) by
                           operating activities               (4,508,321)     (10,400,428)
                                                             -----------      -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                 (4,873,597)        (926,846)
   Proceeds from sale of assets                                    5,805            8,103
   Cash received in connection with acquisition                        -        2,315,527
   Costs related to acquisition                                        -         (173,909)
   Decrease (increase) in other assets, net                      (28,533)         (36,115)
                                                             -----------      -----------

                         Net cash (used) provided by
                           investing activities               (4,896,325)       1,186,760
                                                             -----------      -----------

Cash flows from financing activities:
   Borrowings of long-term debt, net                          14,187,600        4,995,942
   Deferred debt issuance costs                                   38,063           24,667
   Common stock issued for cash                                   87,900                -
   Costs related to issuance of common stock                     (27,363)               -
                                                             -----------      -----------

                         Net cash provided by
                           financing activities               14,286,200        5,020,609
                                                             -----------      -----------

                         Increase (decrease) in cash
                           and cash equivalents                4,881,554       (4,193,059)

Cash and cash equivalents at beginning of period              36,384,325       38,403,234
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $41,265,879       34,210,175
                                                             ===========      ===========

                                                                                        (Continued)

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                                         1997           1996
                                                         ----           ----
Supplemental disclosures of cash flow information:

Acquisition of Sheffield Exploration Company

Fair value of assets acquired                         $         -      8,739,247
Fair value of liabilities assumed                               -        231,484
                                                      -----------    -----------
                                                                -      8,507,763
Costs related to acquisition                                    -        399,284
                                                      -----------    -----------
   Fair value of stock issued                         $         -      8,108,479
                                                      ===========    ===========

Cash received in connection with acquisition
   included in assets acquired                        $         -      2,315,527
                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 1997
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

    The TransMontaigne Oil Company ("TransMontaigne") consolidated balance sheets at July 31, 1997 and April 30, 1997, the consolidated statements of operations for the three months ended July 31, 1997 and 1996, the consolidated statement of stockholders' equity for the three months ended July 31, 1997 and the year ended April 30, 1997 and the consolidated statements of cash flows for the three months ended July 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in TransMontaigne's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending April 30, 1998.

(2) MERGER

    TransMontaigne is the surviving corporation of a merger (the "Merger") between TransMontaigne Oil Company and Sheffield Exploration Company, Inc. ("Sheffield") effective June 4, 1996. The Merger constituted a reverse acquisition of Sheffield, in which Sheffield survived the Merger, and was owned approximately 93% by the former stockholders of TransMontaigne Oil Company. Following the Merger, (i) the name of Sheffield was changed to TransMontaigne Oil Company; (ii) the par value of the common stock was reduced to $.01 per share; (iii) the number of shares of authorized common stock was increased to 40,000,000; and (iv) the stock options which Sheffield had outstanding prior to the Merger became options to purchase 79,338 shares of TransMontaigne's common stock at $3.65 per share and were exercised prior to their September 2, 1996 expiration date.

(3) ACQUISITION OF GRASSLANDS FACILITIES

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

    The following summarized unaudited pro forma results of operations assumes that the acquisition of the Grasslands facilities occurred as of May 1, 1996 and combines the actual results of operations of TransMontaigne for the three months ended July 31, 1996 with the pro forma historical results of operations of the Grasslands facilities for the three months ended July 31, 1996.

    The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if the Grasslands facilities had been acquired as of May 1, 1996 or which will be attained in the future.

                                                  THREE MONTHS ENDED JULY 31
                                                 --------------------------
                                                     1997           1996
                                                 ------------    ----------
                                                   (ACTUAL)      (PRO FORMA)
                                                 ------------    -----------

             Revenues                            $462,149,021    205,041,632
                                                 ============    ===========

             Net Earnings                        $  3,009,565      2,019,460
                                                 ============    ===========

             Earnings Per Common Share           $       0.11           0.10
                                                 ============    ===========

(4) PUBLIC OFFERING

    On February 13, 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders. The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were approximately $53,506,000, after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the debt incurred under its bank credit facility. On March 11, 1997 the underwriters' overallotment to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000.

(5) INVENTORY MANAGEMENT

    TransMontaigne manages the risk associated with fluctuations in the price of refined petroleum products inventory and purchase and sales commitments, and may selectively enter into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recognized and recorded in inventory when the related inventory is sold. At July 31, 1997, TransMontaigne had open futures contracts to sell 750,000 barrels of product designated as hedges. The cost in excess of market value of such open futures contracts of $1,755,054 was deferred as of that date and was offset by increased equity in the market value of the related physical inventory to which the designated hedges were applicable.

    In connection with its trading activities, TransMontaigne recognizes gains and losses when incurred. Net trading gains on futures contracts of approximately $591,000 were recognized during the quarter ended July 31, 1997 and of approximately $24,000 were recognized during the quarter ended July 31, 1996. TransMontaigne had outstanding contracts to sell 2,200,000 barrels of product and outstanding contracts to purchase 2,200,000 barrels of product at July 31, 1997 and outstanding contracts to sell 1,870,000 barrels of product and outstanding contracts to purchase 1,870,000 barrels of product at July 31, 1996. Unrealized gains relating to such outstanding contracts were approximately $515,000 at July 31, 1997 and unrealized losses were approximately $60,000 at July 31, 1996.

    TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates. A portion of this inventory represents line fill and tank bottoms; is required for operating balances in the conduct of TransMontaigne's daily supply and distribution activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. Natural gas liquids and residual natural gas inventory are not significant.

(6) BANK CREDIT FACILITY

    TransMontaigne's bank credit facility at July 31, 1997 is an $85,000,000 working capital revolving credit facility with a money center bank due December 31, 2001. The amount available under the bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The interest rate at July 31, 1997 was 6.8125%.

    At July 31, 1997, TransMontaigne had advances of $25,000,000 outstanding under the bank credit facility. In addition, $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company (Lion) in obtaining financing and $1,168,000 of the facility was used to support a standby letter of credit issued to a supplier to facilitate inventory purchases.

(7) MASTER SHELF AGREEMENT

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

    On April 17, 1997, TransMontaigne sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due 2003 which amount was outstanding at July 31, 1997.

(8) SENIOR SUBORDINATED DEBENTURES

    In March 1991, TransMontaigne issued $4,000,000 of 12 3/4% senior subordinated debentures which are guaranteed by certain subsidiaries and are due December 15, 2000, with interest payable semi-annually on June 15 and December 15. The debentures are subject to a required redemption of $2,000,000 on December 15, 1999 and December 15, 2000. The debentures may be prepaid prior to maturity at a premium, under certain circumstances. In conjunction with the issuance of these debentures, TransMontaigne issued warrants to purchase 248,686 shares of common stock. The warrant exercise price was reduced effective April 26, 1995 from $6.10 per share to $3.60 per share, through December 15, 2000.

(9) LION OIL COMPANY INVESTMENT

    Effective May 1, 1997 TransMontaigne Holding Inc., a 65% owned subsidiary of TransMontaigne, issued to its 35% minority shareholders irrevocable proxies to vote their 35% share of the 27.75% interest in Lion owned by TransMontaigne Holding Inc. to assure that the 35% minority interest shareholders would continue to post their prorata share of $1,400,000 in standby letters of credit to assist Lion in obtaining financing. Since the issuance of the irrevocable proxies reduced TransMontaigne's voting interest in Lion from 27.75% to 18.0375%, TransMontaigne changed its method of accounting for the investment in Lion from the equity method, under which the investment originally recorded at cost is adjusted to recognize TransMontaigne's share of Lion's net earnings or losses as incurred, to the historical cost method, under which the investment is recorded at cost and dividends or other distributions are recognized as received. As of May 1, 1997 the investment in Lion by TransMontaigne Holding Inc. representing its original cost plus accumulated net earnings was $15,586,097 and the related minority interest was $5,475,377.

(10)  BUSINESS SEGMENTS

    TransMontaigne's primary operating business segment prior to November 1, 1996 was logistical petroleum services related to pipelining, terminaling, storing and marketing refined petroleum products. During the quarter ended January 31, 1997, TransMontaigne acquired the Grasslands facilities, expanded other natural gas gathering and processing assets and conducted service operations in that business segment. During the quarter ended July 31, 1997 both business segments were operational. Only the logistical petroleum service segment conducted operations during the quarter ended July 31, 1996. These activities are reflected in the following summary.

                                                     1997             1996
                                                ------------       -----------
    Revenues
      Logistical petroleum services             $447,931,352       194,052,201
      Gas gathering and processing services       14,217,669                 -
                                                ------------       -----------
                                                $462,149,021       194,052,201
                                                ============       ===========
    Operating income
      Logistical petroleum services             $  4,488,044         2,236,385
      Gas gathering and processing services        1,499,419                 -
      Corporate                                     (300,000)                -
                                                ------------       -----------
                                                $  5,687,463         2,236,385
                                                ============       ===========
    Identifiable assets at quarter end (net of
      depreciation)
      Logistical petroleum services             $135,876,536        77,352,023
      Gas gathering and processing services       83,948,141                 -
      Corporate                                   66,850,327        57,585,326
                                                ------------       -----------
                                                $286,675,004       134,937,349
                                                ============       ===========
    Depreciation and amortization
      Logistical petroleum services             $    399,465           337,230
      Gas gathering and processing services        1,215,868                 -
      Corporate                                      108,707            18,598
                                                ------------       -----------
                                                $  1,724,040           355,828
                                                ============       ===========
    Capital expenditures
      Logistical petroleum services             $  1,732,160           738,456
      Gas gathering and processing services        2,889,577                 -
      Corporate                                      251,860           188,390
                                                ------------       -----------
                                                $  4,873,597           926,846
                                                ============       ===========

       The Corporate business segment represents all of TransMontaigne's activities and assets not specifically identified with the primary business segments, including cash and cash equivalents, investments and other assets.

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

     TransMontaigne owns and operates refined petroleum product, crude oil and natural gas assets. TransMontaigne refined petroleum product and crude oil assets consist primarily of 747 miles of pipeline and ten storage and terminal facilities located in seven states with a combined tank storage capacity of approximately 4,850,000 barrels. Its natural gas gathering and processing assets consist of six gathering and processing systems in three states with combined throughput capacity of approximately 85 million cubic feet per day and over 2,700 miles of pipelines. Management believes that the use of these facilities and an extensive network of additional common carrier pipelines and terminal facilities owned by others will allow TransMontaigne to significantly expand its geographic service area and the types of services it provides.

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

     Since TransMontaigne present management assumed control in April 1995, TransMontaigne has raised approximately $117,000,000 in equity capital ($30,000,000 private placement in May

1995; $25,000,000 private placement in March 1996; and $62,000,000 public offering in February 1997); established a $130,000,000 working capital and acquisition revolving bank credit facility (in December 1996) which converted to the present $85,000,000 bank credit facility due December 31, 2001 (in February
1997); and issued $50,000,000 of 7.85% Senior Notes due 2003 to an institutional lender under a $100,000,000 Master Shelf Agreement (in April 1997).

     In December 1996 TransMontaigne acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 in cash and through July 31, 1997 has additionally invested approximately $12,000,000 in improvements and expansion of the Grasslands Facilities and other assets in its natural gas gathering and processing business segment. The Grasslands Facilities complement TransMontaigne's other natural gas gathering and processing facilities in the provide improved services to oil and gas producers as well as to end-users of natural gas liquids and natural gas. The Grasslands Facilities contributed approximately 92% of the total net operating margin of TransMontaigne's natural gas gathering and processing business segment during the quarter ended July 31, 1997.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws and may include the words or phrases "believes," "will depend," "will become" and "plans to" or similar expressions as well as other statements of expectations, beliefs, future strategies and comments concerning matters which are not historical facts. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in or implied by the statements including, but not limited to, the following:


   . that TransMontaigne will generate net margins from high sales volumes

   . that TransMontaigne will generate net margins affected by price volatility of products purchased and sold

   . that TransMontaigne will selectively and effectively hedge certain inventory positions

   . that TransMontaigne will be required to recognize a noncash financial statement loss through a lower of cost or market write-down of inventories

      . that TransMontaigne will incur unanticipated costs in complying with current and possibly future environmental regulations

      . that TransMontaigne will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services

      . that TransMontaigne will replace the supply of dedicated natural gas reserves gathered and processed by its facilities.

RESULTS OF OPERATIONS

                                                THREE MONTHS ENDED
                                                     JULY 31,
                                           ---------------------------
                                               1997            1996
                                           -----------      ----------
PIPELINE OPERATIONS
   Volume (1)                                    5,027           5,004
   Revenues (2)                            $     3,214           2,865
   Net Operating Margins (2)               $     1,730           1,512
   Margin per barrel handled               $    0.3441          0.3022

TERMINAL OPERATIONS
   Volume (1)                                  286,000         175,000
   Revenues (2)                            $     2,134           1,176
   Net Operating Margins (2)               $     1,450             951
   Margin per gallon handled               $    0.0051          0.0054

PRODUCTS SUPPLY AND
DISTRIBUTION OPERATIONS
   Volume (1)                                  756,000         311,000
   Revenues (2)                            $   442,583         190,011
   Net Operating Margins (2)               $     3,580           1,619
   Margin per gallon sold                  $    0.0047          0.0052

GAS GATHERING AND
PROCESSING OPERATIONS
   Inlet Volume (3)                              4,541               -
   NGL Production (3)                           23,706               -
   Residue Production (3)                    3,655,072               -
   Revenues (2)                            $    14,218               -
   Net Operating Margins (2)               $     3,435               -

TOTAL OPERATIONS
   Revenues (2)                            $   462,149         194,052
   Net Operating Margins (2)               $    10,195           4,082
   Net Earnings (2)                        $     3,010           1,807


(1) Pipeline volumes are expressed in thousands of barrels (42 gallons per barrel); terminal and products supply and distribution volumes are expressed in thousands of gallons.

(2) Revenues, net operating margins, and net earnings are expressed in thousands of dollars. Net operating margin represents revenues less direct operating expenses for pipeline and terminal operations; revenues less cost of refined petroleum products purchased for products supply and distribution operations, and revenues less cost of natural gas gathered, processed and sold and direct operating expenses for natural gas gathering and processing operations.

(3) Natural gas inlet volumes are expressed in million cubic feet; natural gas liquids (NGLs) production is expressed in thousands of gallons; and residue natural gas production is expressed in million British Thermal Units.

     Prior to the acquisition of the Grasslands Facilities in December 1996, TransMontaigne's revenues were derived from the logistical petroleum services business segment consisting primarily of transporting refined petroleum products (and to a lesser extent crude oil) in pipelines; storing and terminaling refined petroleum products; and refined petroleum products supply, distribution and marketing. Natural gas gathering and processing services became an important business segment with the acquisition of the Grasslands Facilities and will have a significant impact on TransMontaigne's future results of operations.

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

     Products supply and distribution revenues are based on the volume of bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products is conducted from seven proprietary and fifty-eight nonproprietary terminal truck loading rack locations and is primarily represented by truck load sales of 8,000 gallons.

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

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO
     THREE MONTHS ENDED JULY 31, 1996

     The net operating margin from pipeline operations of $1,730,000 increased 14%, or $218,000, in the current year quarter. This increase resulted primarily from a net increase in the volumes of higher tariff long haul pipeline shipments, together with increases in joint tariff participation and terminal facility rental income, all of which resulted in a 12% increase in revenues of $349,000 in the current year quarter. This increase in revenues was partially offset by a 10% increase in operating costs of $131,000, primarily due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, repairs and maintenance and vehicle fleet costs.

     The net operating margin from terminal operations of $1,450,000 increased 52%, or $499,000 in the current year quarter. This increase resulted from an overall 63% increase in volumes handled, primarily due to additional volumes at the East Chicago terminal facility acquired in December 1996 and new jet fuel contract volumes at the Indianapolis, Indiana terminal; offset in part by a 204% increase in terminal operating costs attributable to the East Chicago terminal, a new terminal lease, additional freight charges on products, field personnel expenses and property tax assessments.

     The net operating margin from product sales of $3,580,000 increased 121%, or $1,961,000, in the current year quarter. Net revenues increased $252,572,000, or 133%, on additional volume of 445,000,000 gallons of products sold, an increase of 143%. The $.0047 net operating margin per gallon realized in the current year quarter decreased $.0005, or 10%, from the $.0052 per gallon realized during the prior year quarter, notwithstanding the significant increase in sales volume which was largely attributable to TransMontaigne's continuing and expanding supply, distribution and marketing program. The lower net operating margin was impacted generally by slightly weaker market conditions. Overall, however, the increased product sales volume contributed to increased pipeline and terminal throughput volumes, and maximized related tariff and handling revenues. By providing an integrated logistical service to customers through the effective utilization of both its transportation systems and product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services business segment was $6,760,000 in the current year quarter, an increase of $2,678,000, or 66%, over the prior year quarter.

     The net operating margin from natural gas gathering and processing operations of $3,435,000 in the current year quarter is primarily attributable to the business activities of the Grasslands facilities, and also includes net operating margin contributions from the Marmarth, Baker, Lignite and Wiggins facilities as well as management fees for fifteen small natural gas gathering systems.

     The unaudited pro forma results of operations reflected in Note 3 to the Consolidated Financial Statements include the pro forma historical operating performance of the Grasslands facilities under prior ownership and are presented for comparative purposes. Included in the pro forma information are actual Grasslands Facilities revenues of $12,589,000 for the three months ended July 31, 1997 representing an increase of $1,600,000, or 15%, over pro forma historical revenues of $10,989,000 for the three months ended July 31, 1996. This revenue increase was primarily due to improved product prices for NGLs and residue natural gas together with a small increase in product volumes sold. The actual net operating margin from Grasslands Facilities operations for the current year quarter was $3,160,000, a 15% increase of $413,000 over the pro forma historical net operating margin of $2,747,000 for the prior year quarter. This increase resulted primarily from improved product prices, decreased operating expenses and the conversion of a natural gas gathering agreement from a fee based to a percentage of proceeds arrangement.

     General and administrative expenses increased $1,293,000, a 87% increase in the current year quarter, primarily due to additional personnel costs and increased office lease expense together with increases in employee relocation, insurance, information systems and communication expenses. A significant portion of these expenses was attributable to TransMontaigne's expanded natural gas gathering and processing business activities.

     Other income is primarily interest income. In the prior year quarter other income included TransMontaigne's share of Lion's losses, net of related minority interests, of approximately $191,000 and also interest income of $454,000. The $111,000 increase in interest income in the current year quarter was due primarily to an increase in interest bearing cash balances held for future investments.

     Interest expense represents interest on the bank credit facility and senior promissory notes which were used primarily to finance the Grasslands Facilities acquisition, other capital expenditures, inventory and accounts receivable, and also includes interest on TransMontaigne's senior subordinated debentures. Other financing costs principally includes commitment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and financing costs during the current year quarter increased $987,000, or 150%, over the prior year quarter due primarily to an increase of $44,800,000 in average outstanding debt over the prior year quarter .

     Earnings before income taxes of TransMontaigne for the current year quarter were $4,610,000, a 147% increase of $2,743,000 over the $1,867,000 for the prior year quarter. This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin; the positive impact of the net operating margin contribution from the gas gathering and processing business segment attributable essentially to the inclusion of the Grasslands Facilities operations; and additional interest income. These increases were partially offset by increased general and administrative expenses, and additional depreciation and interest expenses primarily attributable to the Grasslands Facilities.

     Income tax expense for the current year quarter of $1,600,000 includes $100,000 of state income tax as compared to $60,000 of state income tax for the prior year quarter with the increase attributable to states in which TransMontaigne was not previously taxed. At April 30, 1997 TransMontaigne determined that its net deferred tax assets would more likely than not be realized, and recognized an income tax benefit in the year ended April 30, 1997 for the remaining balance of the previously recorded valuation allowance. As a result of this recognition of the net deferred tax assets, deferred federal income tax expense of $1,500,000 was provided in the current year quarter.

     Net earnings of TransMontaigne for the current year quarter were $3,010,000, a 67% increase of $1,203,000 over the prior year quarter.


LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the three months ended July 31, 1997 and 1996.


                                                           Three Months Ended
                                                                July 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
Net cash (used) by operating activities              $ (4,508,000)  (10,400,000)

Net cash (used) provided by investing activities     $ (4,896,000)    1,187,000

Net cash provided by financing activities            $ 14,286,000     5,021,000


     Net cash used by operating activities in the current year quarter decreased $5,892,000 from the prior year quarter. This decrease in net cash used, which represents an increase in net cash generated over the prior year quarter, resulted from increased net earnings, depreciation and amortization; deferred income tax expense; increased inventory due under exchange agreements; and increased excise taxes payable. Partially offsetting the foregoing were decreased trade payables to suppliers of inventory; increased petroleum product inventory levels required to meet expanded levels of pipeline, terminaling and products supply and distribution operations; and increased trade receivables from refined petroleum products and NGL sales during the quarter.

     Net cash used by investing activities in the current year quarter increased $6,083,000 from the prior year quarter. This increase in net cash used, which represents a decrease in net cash generated over the prior year quarter, resulted from capital expenditures of $4,874,000 for additions and improvements to pipeline, terminals and natural gas gathering and processing facilities, including approximately $2,900,000 for expansion of the Grasslands facilities and other assets in the natural gas gathering and processing business segment. During the three months ended July 31, 1996 capital expenditures were $927,000 and $2,316,000 in cash was received in connection with an acquisition.

     Net cash provided by financing activities in the current year quarter increased $9,266,000 from the prior year quarter. This increase, which represents a net cash increase over the prior year quarter, resulted from net long-term borrowings primarily related to the improvement and expansion of natural gas gathering and processing facilities.

     EBITDA represents earnings before income taxes plus interest expense and other financing costs and depreciation and amortization. Management uses EBITDA as part of its overall assessment of TransMontaigne's performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations and net earnings as indicators of operating performance, EBITDA is used increasingly by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity. EBITDA for the current year quarter was $7,976,000, a 177% increase over EBITDA of $2,878,000 for the prior year quarter, and was consistent with management's expectations based upon TransMontaigne's operations and economic conditions.

     Capital expenditures during the current year quarter were $4,874,000 and for the year ending April 30, 1998 are estimated to be approximately $50,000,000 for pipeline, terminal and natural gas gathering and processing facilities, including assets to support these facilities. On a regular basis management identifies and is offered prospective asset acquisitions which are analyzed and evaluated to determine their operational suitability and potential financial contribution to TransMontaigne's cash flow, net earnings and EBITDA. Future capital expenditures will depend on numerous factors in addition to operating and financial considerations, including the availability, economics and cost of appropriate asset acquisitions; the economics, cost and required regulatory approvals of expanding and enhancing existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; the evaluation of environmental considerations and compliance requirements; fuel conservation efforts; and the availability, to the extent required, of financing on acceptable terms.

     On February 13, 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders. The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were $53,506,000 after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the long-term debt incurred under its bank credit facility and the balance added to working capital. On March 11, 1997 the underwriters' overallotment option to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000 which was added to working capital.

     The TransMontaigne bank credit facility at July 31, 1997 is an $85,000,000 revolving credit facility with a money center bank due December 31, 2001. The amount available under the bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The interest rate at July 31, 1997 was 6.8125%.

     At July 31, 1997, TransMontaigne had advances of $25,000,000 outstanding under the bank credit facility; $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion in obtaining financing and $1,168,000 of the facility was used to support a letter of credit issued to a supplier to facilitate inventory purchases.

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

     On April 17, 1997, TransMontaigne issued to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due 2003 which amount was outstanding at July 31, 1997.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. At July 31, 1997, TransMontaigne was in compliance with all of such tests.

     As of April 30, 1997, TransMontaigne's fiscal year end, it had approximately $18,339,000 of net operating loss carryforwards for federal income tax purposes which are available to offset taxable income through 2010. Due to changes in ownership which occurred prior to April 30, 1997, the use of these net operating loss carryforwards to offset taxable income is limited to approximately $4,300,000 annually. As a result of the merger in June 1996, TransMontaigne acquired additional net operating loss carryforwards of approximately $7,892,000, which are included in the aggregate net operating loss carryforwards; are limited to approximately $1,300,000 annually; and a portion of the tax benefit of which was recognized as a net reduction of goodwill recorded in the acquisition.

     At July 31, 1997 TransMontaigne had working capital of $92,543,000, availability under its bank credit facility of $56,200,000 and additional borrowing capacity of $50,000,000 under the Master Shelf Agreement. Management believes that TransMontaigne's current working capital position; future cash provided by operating activities; proceeds from the private placement or public offering of common stock; available borrowing permitted under its bank credit facility agreement and the Master Shelf Agreement; additional borrowing allowed under those agreements; and its relationship with institutional lenders and equity investors should enable it to meet its future capital requirements.

EBITDA AS AN ALTERNATIVE MEASURE OF FINANCIAL PERFORMANCE

     EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. TransMontaigne believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance as it provides an additional basis to evaluate the ability of TransMontaigne to incur and service debt and to fund capital expenditures. In evaluating EBITDA, TransMontaigne believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period, how EBITDA compares to principal repayments on debt for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles
(GAAP)) as an indicator of TransMontaigne's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. TransMontaigne's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

           27         Financial Data Schedule.  FILED HEREWITH

    (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended
            July 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  September 12, 1997          TRANSMONTAIGNE OIL COMPANY
                                         (Registrant)



                                         /s/ CORTLANDT S. DIETLER
                                         ------------------------------------
                                         Cortlandt S. Dietler
                                         Chairman and Chief Executive Officer


                                         /s/ RODNEY S. PLESS
                                         ------------------------------------
                                         Rodney S. Pless
                                         Vice President and Controller
                                         (Principal Accounting Officer)