Form 10-Q
period 1997-10-31
TRANSMONTAIGNE OIL CO
filed 1997-12-15
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

                                       or

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

As of December 1, 1997, there were 25,914,370 shares of the Registrant's Common Stock outstanding.

                           TRANSMONTAIGNE OIL COMPANY

                                     INDEX



                        PART I.   FINANCIAL INFORMATION


                                                              PAGE NO.
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated Balance Sheets
          October 31, 1997 and April 30, 1997.................   3

          Consolidated Statements of Operations
          Three months ended October 31, 1997 and 1996........   4

          Consolidated Statements of Operations
          Six months ended October 31, 1997 and 1996..........   5

          Consolidated Statements of Stockholders' Equity
          Six months ended October 31, 1997 and
          Year ended April 30, 1997...........................   6

          Consolidated Statements of Cash Flows
          Six months ended October 31, 1997 and 1996..........   7

          Notes to Consolidated Financial Statements..........   9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......  16


                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS...................................  32

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...  32

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................  32

          SIGNATURES..........................................  33

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1997 AND APRIL 30, 1997 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                        October 31,                  April 30,
------                                                                            1997                       1997
                                                                                  ----                       ----
Current assets:
   Cash and cash equivalents                                             $          45,764,652                 36,384,325
   Trade accounts receivable                                                        39,926,328                 46,871,207
   Inventories                                                                      64,452,354                 42,346,451
   Deferred tax assets, net                                                            770,000                  3,676,000
   Prepaid expenses and other                                                        1,770,255                  1,647,990
                                                                       -----------------------      ---------------------
                                                                                   152,683,589                130,925,973
                                                                       -----------------------      ---------------------

Property, plant and equipment:
   Land                                                                              1,369,565                  1,222,195
   Plant and equipment                                                             132,208,156                120,010,811
   Accumulated depreciation                                                        (14,171,962)               (10,704,252)
                                                                       -----------------------      ---------------------
                                                                                   119,405,759                110,528,754
                                                                       -----------------------      ---------------------

Investments and other assets:
   Investments                                                                      15,656,097                 15,656,097
   Deferred debt issuance costs, net                                                 1,505,427                  1,638,909
   Other assets                                                                      3,158,386                  2,974,587
                                                                       -----------------------      ---------------------
                                                                                    20,319,910                 20,269,593
                                                                       -----------------------      ---------------------
                                                                         $         292,409,258                261,724,320
                                                                       =======================      =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Trade accounts payable                                                $          29,567,250                 36,893,399
   Inventory due under exchange agreements                                          11,286,413                  4,982,179
   Excise taxes payable                                                              8,287,753                  6,437,829
   Other accrued liabilities                                                         4,108,490                  4,189,528
                                                                       -----------------------      ---------------------
                                                                                    53,249,906                 52,502,935
                                                                       -----------------------      ---------------------

Long-term debt                                                                      88,964,467                 64,774,267

Minority interests                                                                   5,475,377                  5,475,377

Stockholders' equity:
   Preferred stock, par value $.01 per share,
        authorized 2,000,000 shares, none issued                                             -                          -
   Common stock, par value $.01 per share, authorized
        40,000,000 shares, issued and outstanding
        25,914,370 shares at October 31, 1997; and
        25,794,720 shares at April 30, 1997                                            259,144                    257,947
   Capital in excess of par value                                                  135,883,800                134,843,884
   Retained earnings                                                                 9,276,947                  3,869,910
   Unearned compensation                                                              (700,383)                         -
                                                                       -----------------------      ---------------------
                                                                                   144,719,508                138,971,741
                                                                       -----------------------      ---------------------
                                                                         $         292,409,258                261,724,320
                                                                       =======================      =====================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)

---------------------------------------------------------------------------------------------

                                                         1997                       1996
                                                         ----                       ----
Revenue:
 Product sales, pipeline tariffs
   terminaling fees and natural gas
   gathering and processing fees                   $   545,100,056                276,770,743

Costs and expenses:
 Product costs and direct
   operating expenses                                  535,151,024                272,135,966
 General and administrative                              3,140,658                  1,659,247
 Depreciation and amortization                           1,813,148                    502,254
                                           -----------------------     ----------------------
                                                       540,104,830                274,297,467
                                           -----------------------     ----------------------

     Operating income                                    4,995,226                  2,473,276

Other income (expenses):
 Interest income                                           580,674                    430,593
 Equity in earnings of affiliates                                -                    738,613
 Minority interests                                              -                   (256,206)
 Interest expense                                       (1,568,777)                  (696,685)
 Other financing costs                                    (139,651)                   (34,144)
 Other, net                                                      -                    227,641
                                           -----------------------     ----------------------
                                                        (1,127,754)                   409,812
                                           -----------------------     ----------------------

     Earnings before
       income taxes                                      3,867,472                  2,883,088

Income tax expense                                       1,470,000                    210,000
                                           -----------------------     ----------------------
     Net earnings                                  $     2,397,472                  2,673,088
                                           =======================     ======================

Weighted average common
 shares outstanding                                     26,679,629                 21,624,474
                                           =======================     ======================

Earnings per common share                          $          0.09                       0.12
                                           =======================     ======================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                         1997                        1996
                                                         ----                        ----
Revenue:
 Product sales, pipeline tariffs
   terminaling fees and natural gas
         gathering and processing fees          $    1,007,249,077                470,822,944

Costs and expenses:
 Product costs and direct
   operating expenses                                  987,105,135                462,096,897
 General and administrative                              5,924,065                  3,158,305
 Depreciation and amortization                           3,537,188                    955,028
                                           -----------------------     ----------------------
                                                       996,566,388                466,210,230
                                           -----------------------     ----------------------

     Operating income                                   10,682,689                  4,612,714

Other income (expenses):
 Interest income                                         1,145,584                    893,051
 Equity in earnings of affiliates                                -                    423,151
 Minority interests                                              -                   (149,049)
 Interest expense                                       (3,067,523)                (1,298,120)
 Other financing costs                                    (283,713)                   (72,160)
 Other, net                                                      -                    340,076
                                           -----------------------     ----------------------
                                                        (2,205,652)                   136,949
                                           -----------------------     ----------------------

     Earnings before
       income taxes                                      8,477,037                  4,749,663

Income tax expense                                       3,070,000                    270,000
                                           -----------------------     ----------------------
     Net earnings                               $        5,407,037                  4,479,663
                                           =======================     ======================

Weighted average common
 shares outstanding                                     26,660,155                 21,290,302
                                           =======================     ======================

Earnings per common share                       $             0.20                       0.21
                                           =======================     ======================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED OCTOBER 31, 1997 AND YEAR ENDED APRIL 30, 1997 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------

                                                                               Retained
                                                              Capital in       earnings
                                 Preferred      Common        excess of      (accumulated           Unearned
                                   stock         stock        par value        deficit)           compensation         Total
                                 ---------    ----------     -----------     ------------         ------------      ------------
BALANCE AT APRIL 30, 1996        $       -     1,933,117      61,187,476       (5,301,402)                   -        57,819,191

Change in the par value of
     common stock from
     $.10 to $.01 in connection
     with merger                         -    (1,739,805)      1,739,805                -                    -                 -
Common stock issued in
     merger                              -        14,744       8,093,785                -                    -         8,108,529
Common stock issued for
     minority interest in
     subsidiary                          -         1,000         974,000                -                    -           975,000
Common stock repurchased
     and retired                         -          (148)       (199,852)               -                    -          (200,000)
Common stock issued for
     options exercised                   -         2,130         780,822                -                    -           782,952
Common stock issued for cash
     in public offering                  -        46,909      62,952,321                -                    -        62,999,230
Costs related to issuance of
     common stock                        -             -        (684,473)               -                    -          (684,473)
Net earnings                             -             -               -        9,171,312                    -         9,171,312
                                 ---------    ----------     -----------     ------------         ------------      ------------

BALANCE AT APRIL 30, 1997                -       257,947     134,843,884        3,869,910                    -       138,971,741

Common stock issued for
     options exercised                   -           757         335,219                -                    -           335,976
Costs related to issuance of
     common stock                        -             -         (53,863)               -                    -           (53,863)
Unearned compensation
     relating to restricted
     stock  awards                       -           440         758,560                -             (759,000)                -
Amortization of unearned
     compensation                        -             -               -                -               58,617            58,617
Net earnings                             -             -               -        5,407,037                   -          5,407,037
                                 ---------    ----------     -----------     ------------         ------------      ------------

Balance at October 31, 1997      $       -       259,144     135,883,800        9,276,947             (700,383)      144,719,508
                                 =========    ==========     ===========     ============         ============      ============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------

                                                                               1997                     1996
                                                                               ----                     ----
Cash flows from operating activities:
 Net earnings                                                              $  5,407,037               4,479,663
 Adjustments to reconcile net earnings to net
   cash used by operating activities:
     Depreciation and amortization                                            3,537,188                 955,028
     Equity in losses of affiliates                                                   -                (423,151)
     Minority interests                                                               -                 149,049
     Deferred tax expense                                                     2,906,000                       -
     Gain on disposition of assets                                              (10,198)                      -
     Amortization of unearned compensation                                       58,617                       -
     Changes in operating assets and liabilities,
       net of noncash activities:
         Trade accounts receivable                                            6,944,879             (20,130,189)
         Inventories                                                        (22,105,903)            (13,342,756)
         Prepaid expenses and other                                            (122,265)                444,441
         Trade accounts payable                                              (7,326,149)             17,495,194
         Inventory due under exchange
           agreements                                                         6,304,234                (810,815)
         Excise taxes payable and other
           accrued liabilities                                                1,768,886                 800,889
                                                                           ------------             -----------

               Net cash (used) by
                 operating activities                                        (2,637,674)            (10,382,647)
                                                                           ------------             -----------
Cash flows from investing activities:
 Purchases of property, plant and equipment                                 (12,378,586)             (5,837,277)
 Proceeds from sale of assets                                                    19,564                  13,523
 Cash received in connection with acquisition                                        -               2,315,527
 Costs related to acquisition                                                        -                (399,234)
 Cash balance in subsidiary sold                                                     -                (111,341)
 Decrease (increase) in other assets, net                                     (228,772)                (24,982)
                                                                           ------------             -----------

               Net cash (used) by
                 investing activities                                       (12,587,794)             (4,043,784)
                                                                           ------------             -----------
Cash flows from financing activities:
 Borrowings of long-term debt, net                                           24,190,200               8,735,200
 Deferred debt issuance costs                                                   133,482                 289,501
 Common stock issued for cash                                                   335,976                       -
 Costs related to issuance of common stock                                      (53,863)                      -
                                                                           ------------             -----------
               Net cash provided by
                 financing activities                                        24,605,795               9,024,701
                                                                           ------------             -----------
               Increase (decrease) in cash
                 and cash equivalents                                         9,380,327              (5,401,730)
Cash and cash equivalents at beginning of period                             36,384,325              38,403,234
                                                                           ------------             -----------

Cash and cash equivalents at end of period                                 $ 45,764,652              33,001,504
                                                                           ============             ===========

                                                                                                               (Continued)

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  CASH FLOWS (CONTINUED)
SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------

                                                                        1997                      1996
                                                                        ----                      ----
Supplemental disclosures of cash flow information:

Acquisition of Sheffield Exploration Company

Fair value of assets acquired                                    $                   -                8,739,247
Fair value of liabilities assumed                                                    -                  231,484
                                                                 ---------------------     --------------------
                                                                                     -                8,507,763
Costs related to acquisition                                                         -                  399,234
                                                                 ---------------------     --------------------
     Fair value of stock issued                                  $                   -                8,108,529
                                                                 =====================     ====================

Cash received in connection with acquisition
     included in assets acquired                                 $                   -                2,315,527
                                                                 =====================     ====================


Sale of Sheffield Operating Company

Fair value of assets sold                                        $                   -                1,991,403
Fair value of liabilities assumed by purchaser                                       -                  245,451
                                                                 ---------------------     --------------------
       Fair value of consideration received                                          -                2,236,854
                                                                 =====================     ====================

Cash distributed in connection with sale
     included in assets sold                                     $                   -                  111,341
                                                                 =====================     ====================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 1997
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

    The TransMontaigne Oil Company ("TransMontaigne") consolidated balance sheets at October 31, 1997 and April 30, 1997, the consolidated statements of operations for the three months and six months ended October 31, 1997 and 1996, the consolidated statements of stockholders' equity for the six months ended October 31, 1997 and the year ended April 30, 1997 and the consolidated statements of cash flows for the six months ended October 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in TransMontaigne's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. The results of operations for the three months and six months ended October 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending April 30, 1998.

    Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results will differ from those estimates.

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

    The following summarized unaudited pro forma results of operations assumes that the acquisition of the Grasslands facilities occurred as of May 1, 1996 and combines the actual results of operations of TransMontaigne for the three months and six months ended October 31, 1996 with the pro forma historical results of operations of the Grasslands facilities for the three months and six months ended October 31, 1996.

    The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if the Grasslands facilities had been acquired as of May 1, 1996 or which will be attained in the future.

                                                      Three Months Ended                               Six Months Ended
                                                          October 31                                      October 31
                                            =========================================       ========================================
                                                1997                      1996                     1997                   1996
                                            ----------------       ------------------       ----------------       -----------------
                                              (Actual)                 (Pro forma)               (Actual)             (Pro forma)
                                            ----------------       ------------------       ----------------       -----------------
Revenues                                    $    545,100,056              289,429,504       $  1,007,249,077             494,471,136
                                            ================       ==================       ================       =================
Net Earnings                                $      2,397,472                3,679,612       $      5,407,037               5,699,072
                                            ================       ==================       ================       =================
Earnings Per Common Share                   $           0.09                     0.17       $           0.20                    0.27
                                            ================       ==================       ================       =================


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

(5) INVENTORY MANAGEMENT

    TransMontaigne manages the risk associated with fluctuations in the price of refined petroleum products inventory and purchase and sales commitments, and may selectively enter into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recognized
    and recorded in inventory when the related inventory is sold.   At October
    31, 1997, TransMontaigne had open futures contracts to sell and to purchase 500,000 barrels of product designated as hedges. The cost in excess of market value of such open futures contracts of $22,680 was deferred as of that date and was offset by increased equity in the market value of the related physical inventory to which the designated hedges were applicable.

    In connection with its trading activities, TransMontaigne recognizes gains and losses when incurred. Net trading gains on futures contracts of approximately $532,688 were recognized during the quarter ended October 31, 1997 and of approximately $43,000 were recognized during the quarter ended October 31, 1996. TransMontaigne had outstanding contracts to sell 7,590,000 barrels of product and outstanding contracts to purchase 7,590,000 barrels of product at October 31, 1997 and outstanding contracts to sell 3,772,000 barrels of product and outstanding contracts to purchase 3,772,000 barrels of product at October 31, 1996. Unrealized gains relating to such outstanding contracts were approximately $195,495 at October 31, 1997 and approximately $216,000 at October 31, 1996. TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates. A portion of this inventory represents line fill and tank bottoms; is required for operating balances in the conduct of TransMontaigne's daily supply and distribution activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. Natural gas liquids and residual natural gas inventory are not significant. Inventories of refined petroleum products are stated at the lower of last-in, first-out (LIFO) cost or market.

(6) INCOME TAXES

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

(7) BANK CREDIT FACILITY

    TransMontaigne's bank credit facility at October 31, 1997 is an $85,000,000 working capital revolving credit facility with a money center bank due December 31, 2001. The amount available under the bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The average interest rate at October 31, 1997 was 6.79%.

    At October 31, 1997, TransMontaigne had advances of $35,000,000 outstanding under the bank credit facility. In addition, $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company (Lion) in obtaining financing.

(8)  MASTER SHELF AGREEMENT

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

     On April 17, 1997, TransMontaigne sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due 2003 which amount was outstanding at October 31, 1997.

(9)  SENIOR SUBORDINATED DEBENTURES

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

(10) RESTRICTED STOCK

     TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the quarter ended October 31, 1997, the TransMontaigne Board of Directors approved the issuance of 44,000 shares to certain key employees. Compensation expense is recognized over a four year vesting period.

(11) BUSINESS SEGMENTS

     TransMontaigne's primary operating business segment prior to November 1, 1996 was logistical petroleum services related to pipelining, terminaling, storing and marketing refined petroleum products. During the quarter ended January 31, 1997, TransMontaigne acquired the Grasslands facilities, expanded other natural gas gathering and processing assets and conducted service operations in that business segment. During the six months ended October 31, 1997 both business segments were operational. Only the logistical petroleum service segment conducted operations during the six months ended October 31, 1996. These activities for the six month periods ended October 31, 1997 and 1996 are reflected in the following summary.

Revenues                                                             1997                      1996
                                                           -----------------------      --------------------
 Logistical petroleum services                             $           976,535,401               470,822,944
 Gas gathering and processing services                                  30,713,676                         -
                                                           -----------------------      --------------------
                                                           $         1,007,249,077               470,822,944
                                                           =======================      ====================
Operating income
 Logistical petroleum services                             $             7,603,333                 4,612,714
 Gas gathering and processing services                                   3,679,356                         -
 Corporate                                                                (600,000)                        -
                                                           -----------------------      --------------------
                                                           $            10,682,689                 4,612,714
                                                           =======================      ====================
Identifiable assets at the end of the six
month period  (net of depreciation)
 Logistical petroleum services                             $           133,542,670               100,540,432
 Gas gathering and processing services                                  88,216,891                 2,339,109
 Corporate                                                              70,649,697                58,172,946
                                                           -----------------------      --------------------
                                                           $           292,409,258               161,052,487
                                                           =======================      ====================
Depreciation and amortization
 Logistical petroleum services                             $               849,251                   818,701
 Gas gathering and processing services                                   2,467,808                         -
 Corporate                                                                 220,129                   136,327
                                                           -----------------------      --------------------
                                                           $             3,537,188                   955,028
                                                           =======================      ====================
Capital expenditures
 Logistical petroleum services                             $             5,599,410                 3,096,248
 Gas gathering and processing services                                   6,073,585                 2,339,109
 Corporate                                                                 705,591                   401,920
                                                           -----------------------      --------------------
                                                           $            12,378,586                 5,837,277
                                                           =======================      ====================

       The Corporate business segment represents all of TransMontaigne's activities and assets not specifically identified with the primary business segments, including cash and cash equivalents, investments and other assets.

(12) LION OIL COMPANY INVESTMENT

     Effective May 1, 1997 TransMontaigne Holding Inc., a 65% owned subsidiary of TransMontaigne, issued to its 35% minority shareholders irrevocable proxies to vote their 35% share of the 27.75% interest in Lion owned by TransMontaigne Holding Inc. to assure that the 35% minority interest shareholders would continue to post their pro rata share of $1,400,000 in standby letters of credit to assist Lion in obtaining financing. Since the issuance of the irrevocable proxies reduced TransMontaigne's voting interest in Lion from 27.75% to 18.0375%, TransMontaigne changed its method of accounting for the investment in Lion from the equity method, under which the investment originally recorded at cost is adjusted to recognize TransMontaigne's share of Lion's net earnings or losses as incurred, to the historical cost method, under which the investment is recorded at cost and dividends or other distributions are recognized as received. As of May 1, 1997 the investment in Lion by TransMontaigne Holding Inc. representing its original cost plus accumulated net earnings was $15,586,097 and the related minority interest was $5,475,377.

(13) SUBSEQUENT EVENT

     In November 1997 TransMontaigne acquired the common stock of seventeen corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included seventeen bulk liquid storage and distribution terminals located in eight states having total tankage capacity in excess of 3.3 million barrels, handling primarily petroleum products and chemicals together with the related operations of the terminals; seven contracts for providing management consulting services to non-owned bulk liquid storage and distribution terminals, pipelines and related facilities for third parties; and certain other assets. The purchase price was $32,000,000 cash less assumption of an outstanding bank loan of approximately $542,000 and was funded from the bank credit facility and cash reserves.

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

     TransMontaigne owns and operates refined petroleum product, crude oil and natural gas assets. TransMontaigne refined petroleum product and crude oil assets consist primarily of approximately 750 miles of pipeline and ten storage and terminal facilities located in seven states with a combined tank storage capacity of approximately 4,850,000 barrels. Its natural gas gathering and processing assets consist of six gathering and processing systems in three states with combined throughput capacity of approximately 86 million cubic feet per day and over 2,700 miles of pipelines. TransMontaigne also utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes marketed to its customers in other locations. Management believes that the use of all these facilities will allow TransMontaigne to significantly expand its geographic service area and the types of services it provides.

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

established an initial $130,000,000 working capital and acquisition revolving bank credit facility (in December 1996) which converted to the present $85,000,000 bank credit facility due December 31, 2001 (in February 1997); and issued $50,000,000 of 7.85% Senior Notes due 2003 to an institutional lender under a $100,000,000 Master Shelf Agreement (in April 1997).

     In December 1996 TransMontaigne acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 in cash and through October 31, 1997 has additionally invested approximately $16,000,000 in improvements and expansion of the Grasslands Facilities and other assets in its natural gas gathering and processing business segment. The Grasslands Facilities complement TransMontaigne's other natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region, and enables TransMontaigne to provide expanded services to oil and gas producers as well as to end-users of natural gas liquids and natural gas. The Grasslands Facilities contributed approximately 91% of the total net operating margin of TransMontaigne's natural gas gathering and processing business segment during the six months ended October 31, 1997.

     In November 1997 TransMontaigne acquired the common stock of seventeen corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included seventeen bulk liquid storage and distribution terminals located in eight states having total tankage capacity in excess of 3.3 million barrels, handling primarily petroleum products and chemicals together with the related operations of the terminals; seven contracts for providing management consulting services to non-owned bulk liquid storage and distribution terminals, pipelines and related facilities for third parties; and certain other assets. The purchase price was $32,000,000 cash less assumption of an outstanding bank loan of approximately $542,000 and was funded from the bank credit facility and cash reserves.

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

RESULTS OF OPERATIONS



                                         THREE MONTHS ENDED  OCTOBER 31,       SIX MONTHS ENDED  OCTOBER 31,
                                       ----------------------------------    --------------------------------

                                              1997             1996                  1997            1996
                                       -----------------  ---------------      ----------------  ------------
PIPELINE OPERATIONS
     Volume (1)                                    4,728            4,761                 9,755         9,765
     Revenues (2)                      $           3,180            3,227                 6,394         6,061
     Net Operating Margins (2)         $           1,701            1,868                 3,431         3,380
     Margin per barrel handled         $          0.3598           0.3924                0.3517        0.3461

TERMINAL OPERATIONS
     Volume (1)                                  307,000          177,000               593,000       352,000
     Revenues (2)                      $           2,234            1,200                 4,368         2,375
     Net Operating Margins (2)         $           1,445              796                 2,895         1,748
     Margin per gallon handled         $          0.0047           0.0045                0.0049        0.0050

PRODUCTS SUPPLY AND
DISTRIBUTION OPERATIONS
     Volume (1)                                  909,000          435,000             1,665,000       746,000
     Revenues (2)                      $         523,190          272,344               965,773       462,387
     Net Operating Margins (2)         $           2,446            1,971                 6,026         3,598
     Margin per gallon sold            $          0.0027           0.0045                0.0036        0.0048

GAS GATHERING AND
PROCESSING OPERATIONS
     Inlet Volume (3)                              5,523                -                10,064             -
     NGL Production (3)                           25,056                -                48,762             -
     Residue Production (3)                    4,250,322                -             7,905,394             -
     Revenues (2)                      $          16,496                -                30,714             -
     Net Operating Margins (2)         $           4,357                -                 7,792             -

TOTAL OPERATIONS
     Revenues (2)                      $         545,100          276,771             1,007,249       470,823
     Net Operating Margins (2)         $           9,949            4,635                20,144         8,726
     Net Earnings (2)                  $           2,397            2,673                 5,407         4,480

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

     Terminal revenues are based on the volume of refined petroleum products handled, generally at a standard per gallon rate. Terminal fees are not regulated. Storage fees are generally based on a per gallon rate, which varies with the duration of the storage arrangement, the refined petroleum product stored and special handling requirements. Storage fees are not regulated.

     Direct operating expenses of pipelines and terminals include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental protection costs, materials and supplies.

     Products supply and distribution revenues are based on the volume of bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products is conducted from seven proprietary and seventy-one nonproprietary terminal truck loading rack locations and is primarily represented by truck load sales of 8,000 gallons.

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

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO
     THREE MONTHS ENDED OCTOBER 31, 1996

     The net operating margin from pipeline operations of $1,701,000 decreased 9%, or $167,000, in the current year quarter. This decrease resulted primarily from a 9% increase in operating costs of $120,000, primarily due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, maintenance and vehicle expense. A decrease in the volumes of lower tariff short haul pipeline shipments, together with decreases in joint tariff participation, which were partially offset by a slight increase in the volumes of higher tariff long haul pipeline shipments, resulted in a 1% decrease in revenues of $47,000 in the current year quarter.

     The net operating margin from terminal operations of $1,445,000 increased 82%, or $649,000 in the current year quarter. This increase resulted from an overall 73% increase in volumes handled, primarily due to additional volumes at the East Chicago terminal facility acquired in December 1996 and new jet fuel contract volumes at the Indianapolis, Indiana terminal; offset in part by a 95% increase in terminal operating costs attributable to expanded East Chicago terminal operations, a new terminal lease, additional freight charges on products and increased field personnel costs and maintenance expenses.

     The net operating margin from product sales of $2,446,000 increased 24%, or $475,000, in the current year quarter. Net revenues increased $250,846,000, or 92%, on additional volume of 474,000,000 gallons of products sold, an increase of 109%. The $.0027 net operating margin per gallon realized in the current year quarter decreased $.0018, or 40%, from the $.0045 per gallon realized during the prior year quarter, notwithstanding the significant increase in sales volume which was largely attributable to TransMontaigne's continuing and expanding supply, distribution and marketing program. The lower net operating margin was impacted by generally weaker pricing conditions in the bulk sales market. Overall, however, the increased product sales volume contributed to a small increase in long haul pipeline volumes and a large increase in terminal throughput volumes, which resulted in increasing the related revenues. By providing an integrated logistical service to customers through the effective utilization of its transportation, storage and terminaling facilities as well as its product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services business segment was $5,592,000 in the current year quarter, an increase of $957,000, or 21%, over the prior year quarter.

     The net operating margin from natural gas gathering and processing operations of $4,357,000 in the current year quarter is primarily attributable to the business activities of the Grasslands facilities, and also includes net operating margin contributions from the Marmarth, Baker, Lignite and Wiggins facilities as well as management fees from fifteen small natural gas gathering systems.

     The unaudited pro forma results of operations reflected in Note 3 to the Consolidated Financial Statements include the pro forma historical operating performance of the Grasslands facilities under prior ownership and are presented for comparative purposes. Included in the pro forma information are actual Grasslands Facilities revenues of $14,604,000 for the three months ended October 31, 1997 representing an increase of $1,945,000, or 15%, over pro forma historical revenues of $12,659,000 for the prior year quarter. This revenue increase was primarily due to improved product prices for NGLs and residue natural gas together with an increase in product volumes sold. The actual net operating margin from Grasslands Facilities operations for the current year quarter was $3,968,000, a 12% increase of $426,000 over the pro forma historical net operating margin of $3,542,000 for the prior year quarter. This increase resulted primarily from improved product prices and decreased operating expenses together with the impact of a conversion of a natural gas gathering agreement from a fee based to a percentage of proceeds arrangement.

     General and administrative expenses increased $1,481,000, an 89% increase in the current year quarter, primarily due to additional personnel costs. In addition, office lease expense increased as well as regulatory reporting, travel, insurance, information systems and communication expenses. A significant portion of these expense increases was attributable to TransMontaigne's expanded natural gas gathering and processing business activities.

     Other income is primarily interest income. In the prior year quarter other income included TransMontaigne's share of Lion's earnings, net of related minority interests, of approximately $482,000 and also interest income of $431,000. The $150,000 increase in interest income in the current year quarter was due primarily to an increase in interest bearing cash balances held for future investments.

     Interest expense represents interest on the bank credit facility and senior promissory notes which were used primarily to finance the Grasslands Facilities acquisition, other continuing capital expenditures, additional inventory and accounts receivable. Also included is interest on TransMontaigne's senior subordinated debentures. Other financing costs principally includes commitment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and financing costs during the current year quarter increased $978,000, or 134%, of which $872,000 was an increase in interest expense over the prior year quarter due primarily to an increase of approximately $43,000,000 in average outstanding debt over the prior year quarter.

     Earnings before income taxes of TransMontaigne for the current year quarter were $3,867,000, a 34% increase of $984,000 over the $2,883,000 for the prior year quarter. This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin; the positive impact of the net operating margin contribution from the gas gathering and processing business segment attributable essentially to the Grasslands Facilities operations; and additional interest income. These increases were partially offset by increased general and administrative expenses, depreciation of $1,311,000 and interest expense, primarily attributable to the Grasslands Facilities.

     Income tax expense for the current year quarter of $1,470,000 is based upon estimated combined federal and state income tax whereas only state income tax was provided for the prior year quarter. At April 30, 1997 TransMontaigne determined that its net deferred tax assets would more likely than not be realized, and recognized an income tax benefit in the year ended April 30, 1997 for the remaining balance of the previously recorded valuation allowance. As a result of this prior year recognition of the net deferred tax assets, deferred income tax expense of $1,406,000 was provided in the current year quarter against net earnings before income tax whereas a tax provision was not required in the prior year quarter.

     Net earnings of TransMontaigne for the current year quarter, after providing for income taxes, were $2,397,000 compared to $2,673,000 for the prior year quarter, a decrease of 10%.

SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO
     SIX MONTHS ENDED OCTOBER 31, 1996

     The net operating margin from pipeline operations of $3,431,000 increased 2%, or $51,000, in the current six month period. This increase resulted primarily from a net increase in the volumes of higher tariff long haul pipeline shipments, together with increases in joint tariff participation and terminal facility rental income, resulting in a 5% increase in revenues of $333,000 which was partially offset by an 11% increase in operating costs of $282,000, primarily due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, maintenance and vehicle expenses.

     The net operating margin from terminal operations of $2,895,000 increased 66%, or $1,147,000 in the current six month period. This increase resulted from an overall 68% increase in volumes handled, primarily due to additional volumes at the East Chicago terminal facility acquired in December 1996 and new jet fuel contract volumes at the Indianapolis, Indiana terminal; offset in part by a 135% increase in terminal operating costs attributable to expanded East Chicago terminal operations, a new terminal lease, additional freight charges on products and increased field personnel costs and maintenance expenses.

     The net operating margin from product sales of $6,026,000 increased 67%, or $2,428,000, in the current six month period. Net revenues increased $503,386,000, or 109%, on additional volume of 919,000,000 gallons of products sold, an increase of 123%. The $.0036 net operating margin per gallon realized in the six months ended decreased $.0012, or 25%, from the $.0048 per gallon realized during the prior year six month period, notwithstanding the significant increase in sales volume which was largely attributable to TransMontaigne's continuing and expanding supply, distribution and marketing program. The lower net operating margin was impacted by generally weaker pricing conditions in the bulk sales market. Overall, however, the increased product sales volume contributed to a small increase in long haul pipeline volumes and a large increase terminal throughput volumes, which resulted in increasing the related revenues. By providing an integrated logistical service to customers through the effective utilization of its transportation, storage and terminaling facilities as well as its product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services business segment was $12,352,000 in the current six month period an increase of $3,626,000, or 42%, over the prior year six month period.

     The net operating margin from natural gas gathering and processing operations of $7,792,000 in the current six month period is primarily attributable to the business activities of the Grasslands facilities, and also includes net operating margin contributions from the Marmarth, Baker, Lignite and Wiggins facilities as well as management fees from fifteen small natural gas gathering systems.

     The unaudited pro forma results of operations reflected in Note 3 to the Consolidated Financial Statements include the pro forma historical operating performance of the Grasslands facilities under prior ownership and are presented for comparative purposes. Included in the pro forma information are actual Grasslands Facilities revenues of $27,193,000 for the six months ended October 31, 1997 representing an increase of $3,545,000, or 15%, over pro forma historical revenues of $23,648,000 for the prior year six month period. This revenue increase was primarily due to improved product prices for NGLs and residue natural gas together with an increase in product volumes sold. The actual net operating margin from Grasslands Facilities operations for the current six month period was $7,128,000, a 13% increase of $839,000 over the pro forma historical net operating margin of $6,289,000 for the prior year six month period. This increase resulted primarily from improved product prices and decreased operating expenses together with the impact of a conversion of a natural gas gathering agreement from a fee based to a percentage of proceeds arrangement.

     General and administrative expenses increased $2,766,000, an 88% increase in the current six month period, primarily due to additional personnel costs. In addition, office lease expense increased as well as employee relocation, regulatory reporting, travel, insurance, information systems and communication expenses. A significant portion of these expense increases was attributable to TransMontaigne's expanded natural gas gathering and processing business activities.

     Other income is primarily interest income. In the prior year six month period other income included TransMontaigne's share of Lion's earnings, net of related minority interests, of approximately $291,000 and also interest income of $893,000. The $253,000 increase in interest income in the current six month period was due primarily to an increase in interest bearing cash balances held for future investments.

     Interest expense represents interest on the bank credit facility and senior promissory notes which were used primarily to finance the Grasslands Facilities acquisition, other continuing capital expenditures, additional inventory and accounts receivable. Also included is interest on TransMontaigne's senior subordinated debentures. Other financing costs principally includes commitment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and financing costs during the six months ended increased $1,981,000, or 145%, of which $1,769,000 was an increase in interest expense over the prior year six month period due primarily to an increase of approximately $42,000,000 in average outstanding debt over the prior year six month period.

     Earnings before income taxes of TransMontaigne for the current six month period were $8,477,000, a 78% increase of $3,727,000 over the $4,750,000 for the prior year six month period. This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin; the positive impact of the net operating margin contribution from the gas gathering and processing business segment attributable essentially to the inclusion of the Grasslands Facilities operations; and additional interest income. These increases were partially offset by increased general and administrative expenses, depreciation of $2,582,000 and interest expenses primarily attributable to the Grasslands Facilities.

     Income tax expense for the current six month period of $3,070,000 is based upon estimated combined federal and state income tax whereas only state income tax was provided for the prior year six month period. At April 30, 1997 TransMontaigne determined that its net deferred tax assets would more likely than not be realized, and recognized an income tax benefit in the year ended April 30, 1997 for the remaining balance of the previously recorded valuation allowance. As a result of this prior year recognition of the net deferred tax assets, deferred income tax expense of $2,906,000 was provided in the current six month period against net earnings before income tax whereas a tax provision was not required in the prior year six month period.

     Net earnings of TransMontaigne for the current six month period, after providing for income taxes, were $5,407,000 compared to $4,480,000 for the prior year six month period, an increase of 21%.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the six months ended October 31, 1997 and 1996.

                                                              Six Months Ended
                                                                 October 31,
                                                     ----------------------------------
                                                           1997              1996
                                                     ----------------  ----------------
Net cash (used) by operating activities              $    (2,638,000)       (10,383,000)
Net cash (used) by investing activities              $   (12,588,000)        (4,044,000)
Net cash provided by financing activities            $    24,606,000          9,025,000

     Net cash used by operating activities in the current year six month period decreased $7,745,000 from the prior year six month period. This decrease in net cash used, which represents an increase in net cash generated over the prior year six month period, resulted from increased net earnings, depreciation and amortization; deferred income tax expense; decreased trade receivables from refined petroleum products and NGL sales; increased inventory due under exchange agreements; and increased excise taxes payable. Partially offsetting the foregoing were decreased trade payables to suppliers of inventory; and increased petroleum product inventory levels required to meet expanded levels of pipeline, terminaling and products supply and distribution operations during the current year six month period.

     Net cash used by investing activities in the current year six month period increased $8,544,000 from the prior year six month period. This increase in net cash used, which represents a decrease in net cash generated over the prior year six month period, resulted from capital expenditures of $12,379,000 for additions and improvements to pipeline, terminals and natural gas gathering and processing facilities, including approximately $6,074,000 for expansion of the Grasslands facilities and other assets in the natural gas gathering and processing business segment. During the prior year six month period capital expenditures were $5,837,000 and $2,316,000 in cash was received in connection with an acquisition.

     Net cash provided by financing activities in the current year six month period increased $15,581,000 from the prior year six month period. This increase, which represents a net cash increase over the prior year six month period, resulted from net long-term borrowings primarily related to the improvement and expansion of natural gas gathering and processing facilities and terminal facilities.

     EBITDA represents earnings before income taxes plus interest expense and other financing costs and depreciation and amortization. Management uses EBITDA as part of its overall assessment of TransMontaigne's performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations and net earnings as indicators of operating performance, EBITDA is used increasingly by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of
performance and liquidity.   EBITDA for the current year six month period was
$15,365,000, a 117% increase over EBITDA of $7,075,000 for the prior year six month period, and was generally consistent with management's expectations, based upon TransMontaigne's operations and economic conditions. Several anticipated sources of revenues which would have contributed additional EBITDA in the current year six month period were either delayed or did not fully reach expected volume levels. These delays and reduced volumes are considered by management to be only temporary and should not impact TransMontaigne's future operating performance.

     Capital expenditures during the current year six month period were $12,379,000 and for the year ending April 30, 1998 are estimated to be approximately $60,000,000 for pipeline, terminal and natural gas gathering and processing facilities, including assets to support these facilities, and including the $32,000,000 expended in connection with the acquisition of the ITAPCO terminals in November, 1997. On a regular basis management identifies and is offered prospective asset acquisitions which are analyzed and evaluated to determine their operational suitability and potential financial contribution to TransMontaigne's cash flow, net earnings and EBITDA. Future capital expenditures will depend on numerous factors in addition to operating and financial considerations, including the availability, economics and cost of appropriate asset acquisitions; the economics, cost and required regulatory approvals of expanding and enhancing existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; the evaluation of environmental considerations and compliance requirements; fuel conservation efforts; and the availability, to the extent required, of financing on acceptable terms.

     In February 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders.
The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were $53,506,000 after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the long-term debt incurred under its bank credit facility and the balance added to working capital. In March 1997 the underwriters' overallotment option to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000 which was added to working capital.

     The TransMontaigne bank credit facility at October 31, 1997 is an $85,000,000 revolving credit facility with a money center bank due December 31, 2001. The amount available under the bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The average interest rate at October 31, 1997 was 6.79%.

     At October 31, 1997, TransMontaigne had advances of $35,000,000 outstanding under the bank credit facility; $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion in obtaining financing.

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

     At October 31, 1997, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due 2003.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. At October 31, 1997, TransMontaigne was in compliance with all of such tests.

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

     At October 31, 1997 TransMontaigne had working capital of $99,434,000, availability under its bank credit facility of $47,400,000 and additional borrowing capacity of $50,000,000 under the Master Shelf Agreement. Management believes that TransMontaigne's current working capital position; future cash provided by operating activities; proceeds from the private placement or public offering of common stock; available borrowing permitted under its bank credit facility agreement and the Master Shelf Agreement; additional borrowing allowed under those agreements; and its relationship with institutional lenders and equity investors should enable it to meet its future capital requirements.

EBITDA AS AN ALTERNATIVE MEASURE OF FINANCIAL PERFORMANCE

   EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. TransMontaigne believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of TransMontaigne to incur and service debt and to fund capital expenditures. In evaluating EBITDA, TransMontaigne believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period, how EBITDA compares to principal repayments on debt for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles
(GAAP)) as an indicator of TransMontaigne's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. TransMontaigne's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting held on August 28, 1997, the stockholders of the Company (a) elected seven directors; (b) approved the Company's Equity Incentive Plan; and (c) ratified the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending April 30, 1998.

The following persons were elected as directors:

Cortlandt S. Dietler
Richard E. Gathright
John A. Hill
Bryan H. Lawrence
Harold R. Logan, Jr.
William E. Macaulay
Edwin H. Morgens

18,900,540 votes were cast for each of the nominees and 66,827 votes were withheld for each.

16,725,496 votes were cast in favor of approval of the Equity Incentive Plan. 1,235,504 votes were cast against the Plan, 35,178 votes abstained and there were 972,230 broker non-votes.

With respect to the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the company for the fiscal year ending April 30, 1998, 18,964,263 votes were cast in favor of such ratification, 1,569 votes were cast against such ratifications, 2,576 votes abstained from voting and there were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

        10.1 Equity Incentive Plan. Incorporated by reference to the Registrant's definitive proxy statement filed August 8, 1997, with respect to its annual meeting held August 28, 1997, file no. 001-11763.

        27   Financial Data Schedule.  FILED HEREWITH

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended October 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  December 12, 1997      TRANSMONTAIGNE OIL COMPANY
                                   (Registrant)



                                   /s/ CORTLANDT S. DIETLER
                                   --------------------------------------------
                                   Cortlandt S. Dietler
                                   Chairman and Chief Executive Officer



                                   /s/ RODNEY S. PLESS
                                   --------------------------------------------
                                   Rodney S. Pless
                                   Vice President and Controller
                                   (Principal Accounting Officer)