Form 10-Q
period 1998-01-31
TRANSMONTAIGNE OIL CO
filed 1998-03-16
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 2, 1998, there were 25,940,370 shares of the Registrant's Common Stock outstanding.

                          TRANSMONTAIGNE OIL COMPANY

                                     INDEX



                        PART I.   FINANCIAL INFORMATION



ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS                  PAGE NO.


          Consolidated Balance Sheets
          January 31, 1998 and April 30, 1997.................   3

          Consolidated Statements of Operations
          Three months ended January 31, 1998 and 1997........   4

          Consolidated Statements of Operations
          Nine months ended January 31, 1998 and 1997.........   5

          Consolidated Statements of Stockholders' Equity
          Nine months ended January 31, 1998 and
          Year ended April 30, 1997...........................   6

          Consolidated Statements of Cash Flows
          Nine months ended January 31, 1998 and 1997.........   7

          Notes to Consolidated Financial Statements..........   9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......  18


                          PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS...................................  37

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  37

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................  37

          SIGNATURES..........................................  38

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1998 AND APRIL 30, 1997 (UNAUDITED)


                                            January 31,     April 30,
ASSETS                                         1998           1997
------                                    -------------   -----------
Current assets:
      Cash and cash equivalents             $40,822,014    36,384,325
      Trade accounts receivable              39,186,603    46,871,207
      Inventories                            63,625,882    42,346,451
      Deferred tax assets, net                        -     3,676,000
      Prepaid expenses and other              2,457,556     1,647,990
                                           ------------   -----------
                                            146,092,055   130,925,973
                                           ------------   -----------
Property, plant and equipment:
      Land                                    1,372,577     1,222,195
      Plant and equipment                   171,535,343   120,010,811
      Accumulated depreciation              (16,374,455)  (10,704,252)
                                           ------------   -----------
                                            156,533,465   110,528,754
                                           ------------   -----------
Investments and other assets:
      Investments                            15,656,097    15,656,097
      Deferred debt issuance costs, net       1,418,087     1,638,909
      Other assets                            3,887,279     2,974,587
                                           ------------   -----------
                                             20,961,463    20,269,593
                                           ------------   -----------
                                           $323,586,983   261,724,320
                                           ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Trade accounts payable               $ 27,643,983    36,893,399
      Inventory due under exchange
       agreements                             6,810,895     4,982,179
      Excise taxes payable                    6,607,955     6,437,829
      Other accrued liabilities               5,975,394     4,189,528
                                           ------------    ----------
                                             47,038,227    52,502,935
                                           ------------    ----------

Long-term debt                              124,489,624    64,774,267

Minority interests                            5,475,377     5,475,377

Stockholders' equity:
      Preferred stock, par value $.01
       per share, authorized 2,000,000
       shares, none issued                            -             -
      Common stock, par value $.01 per
       share, authorized 40,000,000
       shares, issued and outstanding
       25,939,370 shares at January 31,
       1998; and 25,794,720 shares at
       April 30, 1997                           259,394       257,947
      Capital in excess of par value        136,115,850   134,843,884
      Retained earnings                      10,994,968     3,869,910
      Unearned compensation                    (786,457)            -
                                           ------------   -----------
                                            146,583,755   138,971,741
                                           ------------   -----------
                                           $323,586,983   261,724,320
                                           ============   ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)


                                              1998                       1997
                                              ----                       ----
Revenue:
  Product sales, pipeline tariffs,
     terminaling fees and natural gas
     gathering and processing fees        $  470,731,798              340,653,668

Costs and expenses:
  Product costs and direct
     operating expenses                      460,141,569              335,357,040
  General and administrative                   3,736,259                1,856,742
  Depreciation and amortization                2,229,583                  995,983
                                          ---------------           ---------------
                                             466,107,411              338,209,765
                                          ---------------           ---------------

         Operating income                      4,624,387                2,443,903

Other income (expenses):
  Interest income                                484,154                  398,856
  Equity in losses of affiliates                       -                 (105,674)
  Minority interests                                   -                   42,186
  Interest expense                            (2,166,204)              (1,349,870)
  Other financing costs                         (124,316)                 (88,137)
  Other, net                                           -                  264,613
                                          ---------------           ---------------
                                              (1,806,366)                (838,026)
                                          ---------------           ---------------

         Earnings before
            income taxes                       2,818,021                1,605,877

Income tax expense                             1,100,000                  180,000
                                          ---------------           ---------------
         Net earnings                     $    1,718,021                1,425,877
                                          ===============           ===============

Earnings per common share:
         Basic                            $         0.07                     0.07
                                          ===============           ===============
         Diluted                          $         0.06                     0.07
                                          ===============           ===============

Weighted average common
  shares outstanding:
         Basic                                25,918,870               21,013,855
                                          ===============           ===============
         Diluted                              26,685,256               21,856,622
                                          ===============           ===============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)

                                                1998                   1997
                                                ----                   ----
Revenue:
  Product sales, pipeline tariffs,
     terminaling fees and natural gas
     gathering and processing fees        $   1,477,980,875          811,476,612

Costs and expenses:
  Product costs and direct
     operating expenses                       1,447,246,704          797,453,937
  General and administrative                      9,660,324            5,015,047
  Depreciation and amortization                   5,766,771            1,951,011
                                          ------------------   ------------------
                                              1,462,673,799          804,419,995
                                          ------------------   ------------------

       Operating income                          15,307,076            7,056,617

Other income (expenses):
  Interest income                                 1,629,738            1,291,907
  Equity in earnings of affiliates                        -              317,477
  Minority interests                                      -             (106,863)
  Interest expense                               (5,233,727)          (2,647,990)
  Other financing costs                            (408,029)            (160,297)
  Other, net                                              -              604,689
                                          ------------------   ------------------
                                                 (4,012,018)            (701,077)
                                          ------------------   ------------------

       Earnings before
          income taxes                           11,295,058            6,355,540

Income tax expense                                4,170,000              450,000
                                          ------------------   ------------------
       Net earnings                       $       7,125,058            5,905,540
                                          ==================   ==================

 Earnings per common share:
       Basic                              $            0.28                 0.28
                                          ==================   ==================
       Diluted                            $            0.27                 0.27
                                          ==================   ==================

Weighted average common
  shares outstanding:
       Basic                                     25,868,471           20,728,760
                                          ==================   ==================
       Diluted                                   26,683,770           21,524,428
                                          ==================   ==================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JANUARY 31, 1998 AND YEAR ENDED APRIL 30, 1997 (UNAUDITED)

                                                                        Retained
                                                        Capital in      earnings
                               Preferred    Common      excess of       (accumulated        Unearned
                                 stock       stock      par value       deficit)            compensation        Total
                               ---------   ----------  -----------      ------------        ------------     ------------
BALANCE AT APRIL 30, 1996      $       -    1,933,117   61,187,476       (5,301,402)                   -       57,819,191

Change in the par value of
  common stock from
  $.10 to $.01 in connection
  with merger                          -   (1,739,805)   1,739,805                -                    -                -
Common stock issued in
  merger                               -       14,744    8,093,785                -                    -        8,108,529
Common stock issued for
  minority interest in
  subsidiary                           -        1,000      974,000                -                    -          975,000
Common stock repurchased
  and retired                          -         (148)    (199,852)               -                    -          782,952
Common stock issued for
  options exercised                    -        2,130      780,822                -                    -         (200,000)
Common stock issued for cash
  in public offering                   -       46,909   62,952,321                -                    -       62,999,230
Costs related to issuance of
  common stock                         -            -     (684,473)               -                    -         (684,473)
Net earnings                           -            -            -        9,171,312                    -        9,171,312
                               ---------   ----------  -----------      ------------        ------------     ------------

BALANCE AT APRIL 30, 1997              -      257,947  134,843,884        3,869,910                    -      138,971,741

Common stock issued for
  options exercised                    -          887      387,389                -                    -          388,276
Costs related to issuance of
  common stock                         -            -      (53,863)               -                    -          (53,863)
Unearned compensation
  relating to restricted
  stock  awards                        -          560      938,440                -             (939,000)               -
Amortization of unearned
   compensation                        -            -            -                -              152,543          152,543
Net earnings                           -            -            -        7,125,058                    -        7,125,058
                               ---------   ----------  -----------      ------------        ------------     ------------

BALANCE AT JANUARY 31, 1998    $       -      259,394  136,115,850       10,994,968             (786,457)     146,583,755
                               =========   ==========  ===========      ============        ============     ============


See accompanying notes to consolidated financial statements.



TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)


                                             1998                  1997
                                             ----                  ----
Cash flows from operating activities:
   Net earnings                           $ 7,125,058           5,905,540
   Adjustments to reconcile net earnings
    to net cash used by operating
    activities:
      Depreciation and amortization         5,766,771           1,951,011
      Equity in earnings of affiliates              -            (317,477)
      Minority interests                            -             106,863
      Deferred tax expense                  3,676,000                   -
      Gain on disposition of assets              (349)            (76,872)
      Amortization of unearned
       compensation                           152,543                   -
      Changes in operating assets and
       liabilities, net of noncash
       activities:
        Trade accounts receivable           7,684,604         (20,447,555)
        Inventories                       (21,279,431)        (25,687,666)
        Prepaid expenses and other           (809,566)            346,133
        Trade accounts payable             (9,249,416)         16,188,334
        Inventory due under exchange
           agreements                       1,828,716          (2,588,484)
        Excise taxes payable and other
           accrued liabilities              1,955,992           2,246,303
                                         ------------         -----------

                  Net cash (used) by
                   operating activities    (3,149,078)        (22,373,870)
                                         ------------         -----------
Cash flows from investing activities:
   Purchases of property, plant and
    equipment                             (52,638,701)        (85,421,308)
   Proceeds from sale of assets                28,650              15,123
   Cash received in connection with
    acquisition                               906,267           2,315,527
   Costs related to acquisition              (130,755)           (399,284)
   Cash balance in subsidiary sold                  -            (111,341)
   Decrease (increase) in other assets,
    net                                      (849,286)            246,489
                                         ------------         -----------
                  Net cash (used) by
                   investing activities   (52,683,825)        (83,354,794)
                                         ------------         -----------

Cash flows from financing activities:
   Borrowings of long-term debt, net       59,715,357          95,957,800
   Deferred debt issuance costs               220,822          (1,139,398)
   Common stock issued for cash               388,276             675,401
   Costs related to issuance of
    common stock                              (53,863)                  -
                                         ------------         -----------
                  Net cash provided by
                   financing activities    60,270,592          95,493,803
                                         ------------         -----------
                  Increase (decrease)
                   in cash and cash
                   equivalents              4,437,689         (10,234,861)
Cash and cash equivalents at beginning
 of period                                 36,384,325          38,403,234
                                         ------------         -----------

Cash and cash equivalents at end of
 period                                  $ 40,822,014          28,168,373
                                         ============         ===========

                                                                     (Continued)

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  CASH FLOWS (CONTINUED)
NINE MONTHS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)



                                                1998         1997
                                                ----         ----
Supplemental disclosures of cash flow
 information:

Acquisition of Sheffield Exploration
 Company

Fair value of assets acquired             $           -     8,739,247
Fair value of liabilities assumed                     -      (231,484)
                                          -------------   -------------
                                                      -     8,507,763
Costs related to acquisition                          -      (399,284)
                                          -------------   -------------
     Fair value of stock issued           $           -     8,108,479
                                          =============   =============
Cash received in connection with
 acquisition included in assets
 acquired                                 $           -     2,315,527
                                          =============   =============


Sale of Sheffield Operating Company

Fair value of assets sold                 $           -     1,991,403
Fair value of liabilities assumed by
 purchaser                                            -       245,451
                                          -------------   -------------

     Fair value of consideration
      received                            $           -     2,236,854
                                          =============   =============

Cash distributed in connection with sale
     included in assets sold              $           -       111,341
                                          =============   =============

Acquisition of ITAPCO Terminal
 Corporations:

Fair value of assets acquired             $  32,863,452             -
Fair value of liabilities assumed            (1,275,014)            -
                                          -------------   -------------
                                             31,588,438             -
Costs related to acquisition                   (130,755)            -
                                          -------------   -------------
     Fair value of cash given             $  31,457,683             -
                                          =============   =============
Cash received in connection with
 acquisition included in assets
 acquired                                 $     906,267             -
                                          =============   =============


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 1998

(1) BASIS OF PRESENTATION

    The TransMontaigne Oil Company ("TransMontaigne") consolidated balance sheets at January 31, 1998 and April 30, 1997, the consolidated statements of operations for the three months and nine months ended January 31, 1998 and 1997, the consolidated statements of stockholders' equity for the nine months ended January 31, 1998 and the year ended April 30, 1997 and the consolidated statements of cash flows for the nine months ended January 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in TransMontaigne's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. The results of operations for the three months and nine months ended January 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending April 30, 1998.

    Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results will differ from the estimates.

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

(3) ACQUISITIONS

    On November 25, 1997 TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Terminaling Inc., acquired the common stock of seventeen corporations, known as the "ITAPCO Terminal Corporations", from a common shareholder group, and certain related property and property interests. The acquisition included seventeen storage and distribution terminals located in eight states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; seven contracts for providing management consulting services to non-owned storage and distribution terminals, pipelines and related facilities for third parties; and certain other assets.

    The ITAPCO Terminal Corporations purchase price was $32,000,000 cash, less assumption by TransMontaigne of outstanding bank debt of approximately $542,000 and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. The seventeen ITAPCO Terminal Corporations were merged into a wholly-owned subsidiary of TransMontaigne effective December 1, 1997. The cost of the ITAPCO Terminal Corporations has been allocated to the assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

    On December 20, 1996, TransMontaigne, through a wholly-owned subsidiary, Bear Paw Energy Inc., acquired for approximately $71,000,000 cash the Grasslands natural gas gathering, processing, treating and fractionating system located in western North Dakota and northeastern Montana. The Grasslands gas processing plant, located in McKenzie County, North Dakota, was built in 1980.

    The cost of the Grasslands Facilities has been allocated to the assets acquired based on their estimated fair market value as determined by TransMontaigne.

    The following summarized unaudited pro forma results of operations assumes that the acquisition of the ITAPCO Terminal Corporations and Grasslands Facilities occurred as of May 1, 1996 and combines the actual results of operations of TransMontaigne for the three months and nine months ended January 31, 1998 and 1997 with the pro forma historical results of operations of the ITAPCO Terminal Corporations for the three months and nine months ended January 31, 1998 and the pro forma historical results of the ITAPCO Terminal Corporations and Grasslands Facilities for the three months and nine months ended January 31, 1997.

    The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if the ITAPCO Terminal Corporations and Grasslands Facilities had been acquired as of May 1, 1996 or which will be attained in the future.

                                 Three Months Ended            Nine Months Ended
                                      January 31                   January 31
                               ==========================  ============================
                                   1998          1997            1998          1997
                               -------------  -----------  ---------------  -----------
     Revenues                  $ 471,686,103  351,061,087  $ 1,485,244,409  851,095,966
                               =============  ===========  ===============  ===========
     Net Earnings              $   1,705,590    2,293,831  $     7,031,150    7,814,327
                               =============  ===========  ===============  ===========
     Earnings Per Common Share:
              Basic            $        0.07         0.11             0.27         0.38
                               =============  ===========  ===============  ===========
              Diluted          $        0.06         0.10  $          0.26         0.36
                               =============  ===========  ===============  ===========

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

(5) INVENTORY MANAGEMENT

    TransMontaigne manages the risk associated with fluctuations in the price of refined petroleum products inventory and purchase and sales commitments, and may selectively enter into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recognized and recorded in inventory when the related inventory is sold. At January 31, 1998, TransMontaigne had no open futures contracts designated as hedges.

    In connection with its trading activities, TransMontaigne recognizes gains and losses when incurred. Net trading losses on futures contracts of approximately $249,000 were recognized during the quarter ended January 31, 1998 and gains of approximately $123,000 were recognized during the quarter ended January 31, 1997. TransMontaigne had outstanding contracts to sell 3,950,000 barrels of product and outstanding contracts to purchase 3,950,000 barrels of product at January 31, 1998 and outstanding contracts to sell 1,775,000 barrels of product and outstanding contracts to purchase 1,775,000 barrels of product at January 31, 1997. Unrealized gains relating to such outstanding contracts were approximately $1,523,000 at January 31, 1998 and approximately $129,000 at January 31, 1997. TransMontaigne refined petroleum products inventory consists primarily of gasoline and distillates.

    A portion of TransMontaigne inventory represents line fill and tank bottoms; is required for operating balances in the conduct of TransMontaigne's daily supply and distribution activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. Natural gas liquids and residue natural gas inventory are not significant. Inventories of refined petroleum products are stated at the lower of last-in, first-out (LIFO) cost or market.

(6) INCOME TAXES

    TransMontaigne utilizes the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date. As of January 31, 1998 the balance of net deferred tax assets has been recorded as a reduction of accrued income taxes payable.

(7) BANK CREDIT FACILITY

    TransMontaigne's bank credit facility at January 31, 1998 is an $85,000,000 working capital revolving credit facility with a money center bank due December 31, 2001. The amount available under the bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The interest rate at January 31, 1998 was 6.72%.

    At January 31, 1998, TransMontaigne had advances of $45,000,000 outstanding under the bank credit facility. In addition, $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company (Lion) in obtaining financing.

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

    On April 17, 1997 and December 16, 1997, TransMontaigne sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% and $25,000,000 of 7.22% Senior Notes due 2003 and 2004, respectively, of which the aggregate amount of $75,000,000 was outstanding at January 31, 1998.

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

(10) RESTRICTED STOCK

     TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the quarters ended October 31, 1997 and January 31, 1998, the TransMontaigne Board of Directors approved the issuance of 44,000 and 12,000 shares, respectively, to certain key employees. Compensation expense is recognized over a four year vesting period.

(11) BUSINESS SEGMENTS

     TransMontaigne's primary operating business segment prior to November 1, 1996 was logistical petroleum services related to pipelining, terminaling, storing and marketing refined petroleum products. During the quarter ended January 31, 1998 TransMontaigne acquired the ITAPCO Terminal Corporations the refined petroleum products, chemicals and other bulk liquids operations of which are included in the logistical petroleum services business segment. During the quarter ended January 31, 1997, TransMontaigne acquired the Grasslands Facilities and expanded other natural gas gathering and processing assets. The gas gathering and processing services business segment conducted operations during the one month ended January 31, 1997.

     These activities for the nine month periods ended January 31, 1998 and 1997 are reflected in the following summary.







      Revenues                                            1998           1997
                                                      -------------   -----------
         Logistical petroleum services              $ 1,430,687,188   803,181,621
         Gas gathering and processing services           47,293,687     8,294,991
                                                      -------------   -----------
                                                    $ 1,477,980,875   811,476,612
                                                      =============   ===========
      Operating income
         Logistical petroleum services              $    11,136,093     6,072,095
         Gas gathering and processing services            5,070,983     1,631,405
         Corporate                                         (900,000)     (646,883)
                                                      -------------   -----------
                                                    $    15,307,076     7,056,617
                                                      =============   ===========
      Identifiable assets at the end of the
      nine month period (net of depreciation)
         Logistical petroleum services              $   166,208,117   112,033,593
         Gas gathering and processing services           90,653,127    85,106,622
         Corporate                                       66,725,739    51,061,564
                                                      -------------   -----------
                                                    $   323,586,983   248,201,779
                                                      =============   ===========
      Depreciation and amortization
         Logistical petroleum services              $     1,616,163     1,155,059
         Gas gathering and processing services            3,777,717       541,737
         Corporate                                          372,891       254,215
                                                      -------------   -----------
                                                    $     5,766,771     1,951,011
                                                      =============   ===========
      Capital expenditures
         Logistical petroleum services              $    41,108,583    11,211,485
         Gas gathering and processing services           10,219,607    73,781,927
         Corporate                                        1,310,511       427,896
                                                      -------------   -----------

                                                    $    52,638,701    85,421,308
                                                      =============   ===========

     The Corporate business segment represents all TransMontaigne activities and assets not specifically identified with the primary business segments, including cash and cash equivalents, investments and other assets.

(12) LION OIL COMPANY INVESTMENT

     Effective May 1, 1997 TransMontaigne Holding Inc., a 65% owned subsidiary of TransMontaigne, issued to its 35% minority shareholders irrevocable proxies to vote their 35% share of the 27.75% interest in Lion owned by TransMontaigne Holding Inc. to assure that the 35% minority interest shareholders would continue to post their pro rata share of $1,400,000 in standby letters of credit to assist Lion in obtaining financing. Since the issuance of the irrevocable proxies reduced TransMontaigne's voting interest in Lion from 27.75% to 18.0375%, TransMontaigne changed its method of accounting for the investment in Lion from the equity method, under which the investment originally recorded at cost is adjusted to recognize TransMontaigne's share of Lion net earnings or losses as incurred, to the historical cost method, under which the investment is recorded at cost and dividends or other distributions are recognized as received. As of May 1, 1997 the investment in Lion by TransMontaigne Holding Inc. representing its original cost plus accumulated net earnings was $15,586,097 and the related minority interest was $5,475,377.

(13) EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued in February 1997, by the Financial Accounting Standards Board. SFAS 128 established new standards for computing and presenting earnings per share ("EPS") including simplifying the standards for computing EPS and making them comparable to international EPS standards. This statement replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 ("APB No. 15") with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The following tables reconcile the computation of basic EPS and diluted EPS for the three months and nine months ended January 31, 1998 and 1997.



                                                   FOR THE THREE MONTHS ENDED JANUARY 31
                             ----------------------------------------------------------------------------------
                                                1998                                     1997
                             ---------------------------------------    ---------------------------------------
                              EARNINGS          SHARES        PER         EARNINGS         SHARES         PER
                             (NUMERATOR)     (DENOMINATOR)   SHARE       (NUMERATOR)    (DENOMINATOR)    SHARE
                             -----------    --------------   -------    ------------    -------------    ------
Basic EPS - Net earnings
 available to common
 stockholders                $ 1,718,021      25,918,870      $  0.07     $  1,425,877    21,013,855     $ 0.07
                                                              =======                                    ======
Effect of Dilutive
 Securities
   Stock options                       -         576,664                             -       663,045
   Stock warrants                      -         189,722                             -       179,722
                             -----------      ----------                  ------------     ---------
Diluted EPS - Net
 earnings available to
 common stockholders
 and assumed
 conversions                 $ 1,718,021      26,685,256      $  0.06     $  1,425,877    21,856,622     $ 0.07
                             ===========      ==========      =======     ============    ==========     ======

                                                    FOR THE NINE MONTHS ENDED JANUARY 31
                             ----------------------------------------------------------------------------------
                                            1998                                     1997
                             ---------------------------------------    ---------------------------------------
                              EARNINGS         SHARES          PER       EARNINGS          SHARES         PER
                             (NUMERATOR)    (DENOMINATOR)     SHARE     (NUMERATOR)     (DENOMINATOR)    SHARE
                             -----------    --------------    -----     ------------    -------------    ------
Basic EPS - Net earnings
 available to common
 stockholders                $ 7,125,058       25,868,471     $  0.28     $ 5,905,540     20,728,760     $ 0.28
                                                              =======                                    ======
Effect of Dilutive
 Securities
   Stock options                       -          619,953                           -        630,668
   Stock warrants                      -          195,346                           -        165,000
                              ----------        ---------                 -----------     ----------
Diluted EPS - Net
 earnings available to
 common stockholders
 and assumed
 conversions                 $7,125,058        26,683,770     $  0.27     $ 5,905,540     21,524,428     $ 0.27
                             ===========       ==========     =======     ============    ==========     ======

 Note: Stock options to purchase 521,000 shares of common stock at $17.25 per share were outstanding during the three months ended January 31, 1998, but were not included in the computation of diluted EPS because the options'
       exercise price was greater than the average market price of the common shares during the three months ended
       January 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industry. TransMontaigne is a holding company which conducts its operations through subsidiaries primarily in the mid-continent and Rocky Mountain regions of the United States. TransMontaigne does not explore for, or produce, crude oil or natural gas, and does not own crude oil or natural gas reserves.

          TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of approximately 770 miles of pipeline and 31 storage, terminal and delivery facilities located in ten states with a combined tank storage capacity of approximately 8,300,000 barrels. TransMontaigne natural gas gathering and processing assets consist of six gathering and processing systems in three states with combined throughput capacity of approximately 93 million cubic feet per day and over 2,800 miles of pipelines. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes marketed, shipped and sold to and exchanged with customers in other locations. Management believes that the use of all these facilities allows TransMontaigne to significantly expand its geographic service area and the integrated logistical services it provides.

          The principal predecessor of TransMontaigne was formed in 1977 and in April 1995, present management and certain institutional stockholders of TransMontaigne acquired control of the predecessor through a merger in which the name was changed to TransMontaigne Oil Company. In June 1996, TransMontaigne and a publicly held corporation merged, with the stockholders of TransMontaigne receiving approximately 93% of the stock of the merged corporation.

          Since TransMontaigne present management assumed control in April 1995, TransMontaigne has raised approximately $117,000,000 in equity capital ($30,000,000 private placement in May 1995; $25,000,000 private placement in March 1996; and $62,000,000 public offering in February 1997); established an initial $130,000,000 working capital and acquisition revolving bank credit facility (in December 1996) which converted to the present $85,000,000 bank credit facility due December 31, 2001 (in February 1997); and issued $50,000,000 of 7.85% and $25,000,000 of 7.22% Senior Notes due 2003 and 2004, respectively, to an institutional lender under a $100,000,000 Master Shelf Agreement (in April 1997 and December 1997, respectively).

          In December 1996 TransMontaigne acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 in cash and through January 31, 1998 has additionally invested approximately $19,000,000 in improvements and expansion of the Grasslands Facilities and other assets in its natural gas gathering and processing business segment. The Grasslands Facilities complement TransMontaigne's other natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region, and enables TransMontaigne to provide expanded services to oil and gas producers as well as to end-users of natural gas liquids ("NGLs") and natural gas. The Grasslands Facilities contributed approximately 89% and 91% of the total net operating margins of TransMontaigne's natural gas gathering and processing operations during the three months and nine months ended January 31, 1998, respectively.

          In November 1997 TransMontaigne acquired the common stock of seventeen corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included seventeen bulk liquid storage and distribution terminals located in eight states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; seven contracts for providing management consulting services to non-owned storage and distribution terminals, pipelines and related facilities for third parties; and certain other assets. The ITAPCO Terminal Corporations purchase price was $32,000,000 cash less assumption of outstanding bank debt of approximately $542,000 and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. Following the November 25, 1997 acquisition date, the ITAPCO Terminal Corporations contributed approximately 46% and 22% of the total net operating margins of the TransMontaigne terminal operations during the three months and nine months ended January 31, 1998.

          Effective December 1, 1997, TransMontaigne became the managing partner of operations of the Lignite gas gathering and processing facilities, in which TransMontaigne owns a 50% partnership interest.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          This report contains "forward-looking statements" within the meaning of the federal securities laws and may include the words or phrases "believes," "will depend," "will become" and "plans to" or similar expressions as well as other statements of expectations, beliefs, future strategies and comments concerning matters which are not historical facts. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in or implied by the statements including, but not limited to, the following:

          . that TransMontaigne will generate net operating margins from high sales volumes

          . that TransMontaigne will generate net operating margins affected by price volatility of products purchased and sold

          . that TransMontaigne will selectively and effectively hedge certain inventory positions

          . that TransMontaigne will be required to recognize a noncash financial statement loss through a lower of cost or market write-down of inventories

          . that TransMontaigne will incur unanticipated costs in complying with current and possibly future environmental regulations

          . that TransMontaigne will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services

          . that TransMontaigne will replace the supply of dedicated natural gas reserves gathered and processed by its facilities

          . that TransMontaigne will internally generate working capital or have the availability of debt and equity resources to meet its future capital requirements.



RESULTS OF OPERATIONS
                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                JANUARY 31                        JANUARY 31
                                          -----------------------           ------------------------
                                               1998      1997                  1998         1997
                                          -----------  ----------           ------------  ----------
PIPELINE OPERATIONS
     Volume (1)                                4,365       4,506               14,120        14,271
     Revenues (2)                         $    3,194       2,866                9,588         8,927
     Net Operating Margins (2)            $    1,724       1,505                5,155         4,885
     Margin per barrel handled            $   0.3950      0.3340               0.3651        0.3423

TERMINAL OPERATIONS
     Volume (1)
       Refined petroleum products            421,000     178,000            1,015,000       530,000
       Chemicals and other bulk liquids       10,000           -               10,000             -
     Revenues (2)
       Refined petroleum products         $    3,110       1,305                7,478         3,680
       Chemicals and other bulk liquids   $    1,026           -                1,026             -
     Net Operating Margins (2)            $    2,655         740                5,550         2,488
     Margin per gallon handled            $   0.0062      0.0042               0.0054        0.0047

PRODUCTS SUPPLY AND
DISTRIBUTION OPERATIONS
     Volume (1)                              808,000     491,000            2,473,000     1,237,000
     Revenues (2)                         $  446,822     328,188            1,412,595       790,575
     Net Operating Margins (2)            $    2,403         580                8,429         4,178
     Margin per gallon sold               $   0.0030      0.0012               0.0034        0.0034

GAS GATHERING AND
PROCESSING OPERATIONS
     Inlet Volume (3)                          5,337       1,609               15,401         1,609
     NGLs Production (3)                      25,085       9,253               73,847         9,253
     Residue Production (3)                5,054,379   1,452,000           12,959,773     1,452,000
     Revenues (2)                         $   16,580       8,295               47,294         8,295
     Net Operating Margins (2)            $    3,808       2,472               11,600         2,472

TOTAL OPERATIONS
     Revenues (2)                         $  470,732     340,654            1,477,981       811,477
     Net Operating Margins (2)            $   10,590       5,297               30,734        14,023
     Net Earnings (2)                     $    1,718       1,426                7,125         5,906


(1) Pipeline volumes are expressed in thousands of barrels (42 gallons per barrel). Terminal and products supply and distribution volumes are expressed in thousands of gallons.

(2) Revenues, net operating margins, and net earnings are expressed in thousands of dollars. Net operating margin represents (a) revenues less direct operating expenses for pipeline and terminal operations; (b) revenues less cost of refined petroleum products purchased for products supply and distribution operations, and (c) revenues less cost of natural gas gathered, processed and sold and direct operating expenses for natural gas gathering and processing operations.

(3) Natural gas inlet volumes are expressed in million cubic feet; NGLs production is expressed in thousands of gallons; and residue natural gas production is expressed in million British Thermal Units.

    Prior to the acquisition of the ITAPCO Terminal Corporations facilities in November 1997 and the Grasslands Facilities in December 1996, TransMontaigne's revenues were derived from the logistical petroleum services business segment consisting primarily of transporting refined petroleum products (and to a lesser extent crude oil) in pipelines; storing and terminaling refined petroleum products; and refined petroleum products supply, distribution and marketing. Chemicals and other bulk liquids storage and terminaling became a component of the logistical petroleum business segment following the ITAPCO Terminal Corporations acquisition and will represent an important source of future revenue. Natural gas gathering and processing services became a separate business segment with the acquisition of the Grasslands Facilities and significantly impacts TransMontaigne's results of operations.

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

    Terminal revenues are based on the volume of refined petroleum products, chemicals and other bulk liquids handled, generally at a standard per gallon fee or negotiated bulk contract rate. Terminal fees are not regulated. Storage fees are generally based on a per barrel rate, which varies with the duration of the storage arrangement, the product stored and special handling requirements particularly when certain types of chemicals and other bulk liquids are involved. Storage fees are not regulated.

    Direct operating expenses of pipelines and terminals include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental protection costs, materials and supplies.

    Products supply and distribution revenues are based on the volume of bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products is conducted from eight proprietary and seventy-one nonproprietary terminal truck loading rack locations primarily by truck load sales of 8,000 gallons.

    Natural gas gathering and processing revenues are based on the inlet volume of natural gas purchased from producers under both percentage of proceeds and fee based arrangements. Natural gas is gathered and processed into NGLs products, principally propane, butane and natural gasoline. These products are transported by truck or pipeline to storage facilities from which they are further transported and marketed by TransMontaigne to wholesalers and end-users. Residue natural gas is delivered to and marketed through connections with interstate pipelines.

    Direct operating expenses of natural gas gathering and processing include wages and employee benefits, utilities, maintenance and repairs, property taxes, insurance, vehicle expenses, environmental protection costs, material and supplies.

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
    THREE MONTHS ENDED JANUARY 31, 1997

    The net operating margin from pipeline operations of $1,724,000 increased 15%, or $219,000, in the current year quarter. This increase resulted primarily from an 11% increase in revenues of $328,000, primarily due to increases in joint tariff participation and a small increase in volumes of higher tariff long haul pipeline shipments, notwithstanding an overall 3% volume decrease of 141,000 barrels, primarily in lower tariff short haul pipeline shipments. This increase was partially offset by an 8% increase in operating costs of $109,000 which was due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, maintenance and vehicle expense.

     The net operating margin from terminal operations of $2,655,000 increased 259%, or $1,915,000, in the current year quarter. This increase resulted from an overall 137% increase in refined petroleum products volumes handled and 10,000,000 gallons of chemicals and other bulk liquids not previously handled, primarily due to the operations of the ITAPCO Terminal Corporations terminal facilities acquired in November 1997; additional volumes at the East Chicago terminal facility acquired in December 1996; and new jet fuel contract volumes at the Indianapolis, Indiana terminal. These increases were offset in part by a 162% increase in terminal operating costs largely attributable to the ITAPCO Terminal Corporations terminals operations; expanded East Chicago terminal operations; a new terminal lease; additional freight charges on products; and increased field personnel costs and maintenance expenses.

     The net operating margin from product sales of $2,403,000 increased 314%, or $1,823,000, in the current year quarter. Revenues increased $118,634,000 or 36%, on additional volume of 317,000,000 gallons of products sold, an increase of 65%. The $.0030 net operating margin per gallon realized in the current year quarter increased $.0018, or 150%, from the $.0012 per gallon realized during the prior year quarter. The significant increase in volumes and revenues was attributable to TransMontaigne's continuing and expanding supply, distribution and marketing program. The higher net operating margin in both dollars and per gallon sold was positively impacted by strategic bulk sales transactions, notwithstanding volatile refined petroleum product market conditions influenced by the international political climate and atypical and erratic weather patterns. Overall, the increased product sales volume contributed to the small increase in long haul pipeline volumes and the large increase in terminal throughput volumes, which resulted in increasing related revenues in the current year quarter. By providing an integrated logistical service to customers through the effective utilization of its transportation, storage and terminaling facilities as well as its product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services business segment was $6,782,000 in the current year quarter, an increase of $3,957,000, or 140%, over the prior year quarter.

     The net operating margin from natural gas gathering and processing operations of $3,808,000 increased 54%, or 1,336,000 in the current year quarter. Revenues increased $8,285,000 or 100% on substantial increases in both NGLs and residue production. These increases were primarily attributable to the business activities of the Grasslands Facilities, and also include net operating margin contributions from the Marmarth, Baker, Lignite and Wiggins natural gas gathering and processing facilities as well as management fees from fifteen small natural gas gathering systems.

          The unaudited pro forma results of operations reflected in Note 3 to the Consolidated Financial Statements include the pro forma historical operating performance of the ITAPCO Terminal Corporations and Grasslands Facilities under prior ownership and are presented for comparative purposes. The pro forma information includes historical ITAPCO Terminal Corporations revenues of $2,850,000 for the three months ended January 31, 1998 representing an increase of $255,000, or 10%, over pro forma historical revenues of $2,595,000 for the prior year quarter and actual Grasslands Facilities revenues of $14,053,000 for the three months ended January 31, 1998 representing a decrease of $1,759,000, or 11%, over pro forma historical revenues of $15,812,000 for the prior year quarter. The ITAPCO Terminal Corporations revenue increase for the current year quarter was primarily due to increased storage volumes from facility acquisitions and improved terminal storage utilization and the Grassland Facilities revenue decrease for the current year quarter was primarily due to depressed product prices for NGLs and residue natural gas. The ITAPCO Terminal Corporations historical net operating margin from operations for the current year quarter was $1,693,000, a 48% increase of $551,000 over the pro forma historical net operating margin of $1,142,000 for the prior year quarter and the Grassland Facilities actual net operating margin from operations for the current year quarter was $3,387,000, a 35% decrease of $1,824,000 from the pro forma historical net operating margin of $5,211,000 for the prior year quarter. The ITAPCO Terminal Corporations net operating margin increase for the current year quarter was primarily due to increased storage volumes from facility acquisitions and improved terminal storage utilization and lower operating expenses and the Grasslands Facilities net operating margin decrease for the current year quarter was primarily due to the depressed product prices as well as increased operating expenses.

          General and administrative expenses increased $1,879,000, a 101% increase in the current year quarter, primarily due to additional personnel costs. In addition, office lease expense increased as well as regulatory reporting, travel, insurance, information systems and communication expenses. Approximately $212,000, or 11%, of these expense increases was directly attributable to the ITAPCO Terminal Corporations together with three months of natural gas gathering and processing business activities included in the current year quarter and TransMontaigne's overall expanded integrated logistical petroleum services.

          Other income in the current year quarter includes interest income of $484,000. In the prior year quarter other income included TransMontaigne's share of Lion losses, net of related minority interests, of approximately $63,000 and interest income of $399,000. The $85,000 increase in interest income in the current year quarter was due primarily to an increase in interest bearing cash balances held for future investments.

          Interest expense represents interest on the TransMontaigne bank credit facility and senior promissory notes which were used primarily to finance the acquisitions of the ITAPCO Terminal Corporations in November, 1997 and Grasslands Facilities in December, 1996, other continuing capital expenditures and additional inventory. Also included is interest on TransMontaigne senior subordinated debentures. Other financing costs principally include commitment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and financing costs during the current year quarter increased $853,000, or 59%, of which $816,000 represented increased interest expense over the prior year quarter primarily due to an increase of approximately $41,000,000 in average outstanding debt over the prior year quarter.

          Earnings before income taxes of TransMontaigne for the current year quarter were $2,818,000, a 75% increase of $1,212,000 over the $1,606,000 for the prior year quarter. This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin, including the additional contribution from the ITAPCO Terminal Corporations acquisition; the positive impact of the net operating margin contribution from the gas gathering and processing business segment attributable essentially to the Grasslands Facilities operations; and additional interest income. These increases were partially offset by the increase in general and administrative expenses, depreciation of $1,234,000, including $703,000 attributable to the Grassland Facilities and $253,000 attributable to the ITAPCO Terminal Corporations and interest expense, primarily attributable to the financing of the Grasslands Facilities and ITAPCO Terminal Corporations acquisitions.

          Income tax expense for the current year quarter of $1,100,000 is based upon estimated combined federal and state income tax, whereas only state income tax of $180,000 was provided for the prior year quarter, an increase of 511% in the current year quarter. At April 30, 1997 TransMontaigne determined that its net deferred tax assets would more likely than not be realized, and recognized an income tax benefit in the year ended April 30, 1997 for the remaining balance of the previously recorded valuation allowance. As a result of this prior year recognition of the net deferred tax assets, deferred income tax expense of $770,000 and current federal and state income tax expense of $330,000 were provided in the current year quarter against net earnings before income tax.

          Net earnings of TransMontaigne for the current year quarter, after providing for income taxes, were $1,718,000 compared to $1,426,000 for the prior year quarter, an increase of 20%.

NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
          NINE MONTHS ENDED JANUARY 31, 1997

          The net operating margin from pipeline operations of $5,155,000 increased 6%, or $270,000, in the current nine month period. This increase resulted primarily from a 7% increase in revenues of $661,000, primarily due to net increases in the volumes of higher tariff long haul pipeline shipments, together with increases in joint tariff participation and terminal facility rental income. This increase was partially offset by a 10% increase in operating costs of $391,000 which was due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, maintenance and vehicle expenses.

          The net operating margin from terminal operations of $5,550,000 increased 123%, or $3,062,000, in the current nine month period. This increase resulted from an overall 92% increase in refined petroleum products volumes handled and 10,000,000 gallons of chemical and other bulk liquids not previously handled, primarily due to the operations of the ITAPCO Terminal Corporations terminal facilities acquired in November 1997; additional volumes at the East Chicago terminal facility acquired in December 1996; and new jet fuel contract volumes at the Indianapolis, Indiana terminal. These increases were offset in part by an 148% increase in terminal operating costs largely attributable to the ITAPCO Terminal Corporations terminals operations; expanded East Chicago terminal operations; a new terminal lease; additional freight charges on products; and increased field personnel costs and maintenance expenses.

          The net operating margin from product sales of $8,429,000 increased 102%, or $4,251,000, in the current nine month period. Net revenues increased $622,020,000, or 79%, on additional volume of 1,236,000,000 gallons of products sold, an increase of 100%. The $.0034 net operating margin per gallon realized in the current nine month period was unchanged from the $.0034 per gallon realized during the prior year nine month period. The significant increase in volumes and revenues was attributable to TransMontaigne's continuing and expanding supply, distribution and marketing program. The higher net operating margin in dollars was positively impacted by strategic bulk sales transactions in the quarter ended January 31, 1998, notwithstanding volatile refined petroleum product market conditions influenced by the international political climate and atypical and erratic weather patterns. Overall, however, the increased product sales volume contributed to a small increase in long haul pipeline volumes and a large increase terminal throughput volumes, which resulted in increasing the related revenues in the current nine month period. By providing an integrated logistical service to customers through the effective utilization of its transportation, storage and terminaling facilities as well as its product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services business segment was $19,134,000 in the current nine month period, an increase of $7,583,000, or 66%, over the prior year nine month period.

          The net operating margin from natural gas gathering and processing operations of $11,600,000 in the current nine month period is primarily attributable to the business activities of the Grasslands Facilities, and also includes net operating margin contributions from the Marmarth, Baker, Lignite and Wiggins natural gas gathering and processing facilities as well as management fees from fifteen small natural gas gathering systems.

          The unaudited pro forma results of operations reflected in Note 3 to the Consolidated Financial Statements include the pro forma historical operating performance of the ITAPCO Terminal Corporations and Grasslands Facilities under prior ownership and are presented for comparative purposes. The pro forma information includes historical ITAPCO Terminal Corporations revenues of $9,159,000 for the nine months ended January 31, 1998 representing an increase of $1,000,000, or 12%, over pro forma historical revenues of $8,159,000 for the prior year nine month period and actual Grasslands Facilities revenues of $41,283,000 for the nine months ended January 31, 1998 representing an increase of $1,822,000, or 5%, over pro forma historical revenues of $39,461,000 for the prior year nine month period. The ITAPCO Terminal Corporations revenue increase for the current year nine month period was primarily due to increased storage volumes from facility acquisitions during the period and improved terminal storage utilization and the Grassland Facilities revenue increase for the current year nine month period was primarily due to an increase in product volumes sold. The ITAPCO Terminal Corporations historical net operating margin from operations for the current year nine month period was $4,692,000, a 17% increase of $690,000 over the pro forma historical net operating margin of $4,002,000 for the prior year nine month period and the Grassland Facilities actual net operating margin from operations for the current year nine month period was $10,569,000, an 8% decrease of $932,000 from the pro forma historical net operating margin of $11,501,000 for the prior year nine month period. The ITAPCO Terminal Corporations net operating margin increase for the current year nine month period was primarily due to increased storage volumes from facility acquisitions during the period and improved terminal storage utilization, partially offset by higher operating expenses, and the Grasslands Facilities net operating margin decrease for the current year nine month period was primarily due to the depressed product prices as well as increased operating expenses.

          General and administrative expenses increased $4,645,000, a 93% increase in the current nine month period, primarily due to additional personnel costs. In addition, office lease expense increased as well as employee relocation, regulatory reporting, travel, insurance, information systems and communication expenses. Approximately $212,000, or 5%, of these expense increases was directly attributable to the ITAPCO Terminal Corporations, together with nine months of natural gas gathering and processing business activities included in the current year nine month period and TransMontaigne's overall expanded integrated logistical petroleum services.

         Other income in the current year nine month period includes interest income of $1,630,000. In the prior year nine month period other income included TransMontaigne's share of Lion earnings, net of related minority interests, of approximately $211,000 and interest income of $1,292,000. The $338,000 increase in interest income in the current nine month period was due primarily to an increase in interest bearing cash balances held for future investments.

          Interest expense represents interest on the TransMontaigne bank credit facility and senior promissory notes which were used primarily to finance the acquisitions of the ITAPCO Terminal Corporations in November, 1997 and Grasslands Facilities in December, 1996, other continuing capital expenditures, additional inventory and accounts receivable. Also included is interest on TransMontaigne senior subordinated debentures. Other financing costs principally include commitment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and financing costs during the nine months ended increased $2,833,000, or 101%, of which $2,586,000 represented increased interest expense over the prior year nine month period primarily due to an increase of approximately $42,000,000 in average outstanding debt over the prior year nine month period.

          Earnings before income taxes of TransMontaigne for the current nine month period were $11,295,000, a 78% increase of $4,939,000 over the $6,356,000 for the prior year nine month period. This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin, including the additional contribution from the ITAPCO Terminal Corporations acquisition; the positive impact of the net operating margin contribution from the gas gathering and processing business segment attributable essentially to the inclusion of the Grasslands Facilities operations; and additional interest income. These increases were partially offset by the increase in general and administrative expenses, depreciation of $3,816,000, including $2,969,000 attributable to the Grassland Facilities and $253,000 attributable to the ITAPCO Terminal Corporations and interest expense, primarily attributable to the financing of the Grasslands Facilities and ITAPCO Terminal Corporations acquisitions.

         Income tax expense for the current nine month period of $4,170,000 is based upon estimated combined federal and state income tax, whereas only state income tax of $450,000 was provided for the prior year nine month period, an increase of 827% in the current year nine month period. At April 30, 1997 TransMontaigne determined that its net deferred tax assets would more likely than not be realized, and recognized an income tax benefit in the year ended April 30, 1997 for the remaining balance of the previously recorded valuation allowance. As a result of this prior year recognition of the net deferred tax assets, deferred income tax expense of $3,676,000 and current federal and state income tax expense of $494,000 were provided in the current nine month period against net earnings before income tax.

          Net earnings of TransMontaigne for the current nine month period, after providing for income taxes, were $7,125,000 compared to $5,906,000 for the prior year nine month period, an increase of 21%.

LIQUIDITY AND CAPITAL RESOURCES

          The following summary reflects TransMontaigne's comparative net cash flows for the nine months ended January 31, 1998 and 1997.

                                                    Nine Months Ended

                                                       January 31
                                          -----------------------------------
                                                 1998                1997
                                                 ----                ----
Net cash (used) by operating activities   $   (3,149,000)        (22,374,000)
Net cash (used) by investing activities   $  (52,684,000)        (83,355,000)
Net cash provided by financing            $   60,271,000          95,494,000
 activities

          Net cash used by operating activities in the current year nine month period decreased $19,225,000 from the prior year nine month period. This decrease in net cash used, which represents an increase in net cash generated over the prior year nine month period, resulted from increased net earnings, depreciation and amortization and deferred income tax expense; decreased trade receivables from refined petroleum products and NGLs sales; increased inventory due under exchange agreements; and increased other accrued liabilities. Partially offsetting the foregoing were increased inventories and decreased trade accounts payable.

          Net cash used by investing activities in the current year nine month period decreased $30,671,000 from the prior year nine month period. This decrease in net cash used, which represents an increase in net cash generated over the prior year nine month period, resulted from a decrease in capital expenditures to $52,639,000 for additions and improvements to pipeline, terminals and natural gas gathering and processing facilities, including approximately $31,458,000 net of debt assumed for the acquisition of the ITAPCO Terminal Corporations and approximately $10,000,000 for additions to the Grassland Facilities. During the prior year nine month period capital expenditures were $85,421,000, of which approximately $73,782,000 was for expansion of the Grasslands Facilities and other assets in the natural gas gathering and processing business segment and $2,316,000 in cash was received in connection with an acquisition.

          Net cash provided by financing activities in the current year nine month period decreased $35,223,000 from the prior year nine month period. This decrease resulted primarily from a reduction in net long-term borrowings, during the current year nine month period as compared to the prior year nine month period which included the debt incurred for financing the Grasslands Facilities.

          EBITDA represents earnings before income taxes plus interest expense and other financing costs and depreciation and amortization. Management uses EBITDA as part of its overall assessment of TransMontaigne's performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations and net earnings as indicators of operating performance, EBITDA is used increasingly by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity. EBITDA for the current year nine month period was $22,704,000, a 104% increase over EBITDA of $11,115,000 for the prior year nine month period, and was generally consistent with management's expectations, based upon TransMontaigne operations, including the incremental EBITDA contributed by the ITAPCO Terminal Corporations, and prevailing economic and market conditions. Several anticipated sources of revenues which would have contributed additional EBITDA in the current year nine month period were either delayed or did not fully reach expected volume levels with the related impact on EBITDA offset in part by the improved performance of the continuing operations. These delays and reduced volumes are considered by management to be only temporary and should not impact TransMontaigne's future operating performance. Achieving continued EBITDA growth through acquisitions and internal expansion of existing facilities is a primary objective of TransMontaigne.

          Capital expenditures during the current year nine month period were $52,639,000 and for the year ending April 30, 1998 are estimated to be approximately $65,000,000 for pipeline, terminal and natural gas gathering and processing facilities, including assets to support these facilities, and including the $32,000,000 expended in connection with the acquisition of the ITAPCO Terminal Corporations in November, 1997. On a regular basis management identifies prospective asset acquisitions which are analyzed and evaluated to determine their operational suitability and potential financial contribution to TransMontaigne's cash flow, EBITDA and net earnings. Future capital expenditures will depend on numerous factors in addition to operating and financial considerations, including the availability, economics and cost of appropriate asset acquisitions; the economics, cost and required regulatory approvals of expanding and enhancing existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; the evaluation of environmental considerations and compliance requirements; fuel conservation efforts; and the availability, to the extent required, of financing on acceptable terms.

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

          The TransMontaigne bank credit facility at January 31, 1998 was an $85,000,000 revolving credit facility with a money center bank due December 31, 2001. The amount available under the bank credit facility is to be reduced by $3,125,000 each calendar quarter beginning March 31, 2000. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The interest rate at January 31, 1998 was 6.72%.

          At January 31, 1998, TransMontaigne had advances of $45,000,000 outstanding under the bank credit facility; $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion in obtaining financing.

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

          At January 31, 1998, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% and $25,000,000 of 7.22% Senior Notes due 2003 and 2004, respectively.

          The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. At January 31, 1998, TransMontaigne was in compliance with all of such tests.

          On March 16, 1998 TransMontaigne received a firm commitment from a group of lenders led by BankBoston, N.A. to provide a new $175,000,000 revolving line of credit facility to TransMontaigne due December 31, 2002. Borrowings under the new credit facility will generally bear interest paid in arrears at an annual rate equal to the lenders' announced rate on Alternate Base Rate loans, subject to a Eurodollar Rate loan pricing election. In addition, a $10,000,000 same day swing line of credit will be made available to TransMontaigne under which advances may be drawn at an interest rate less than on the Alternate Base Rate loan. The new credit facility will contain a negative pledge covenant and financial tests similar to the existing credit facility. The new credit facility is scheduled to close on or before March 31, 1998.

          As of April 30, 1997, TransMontaigne's fiscal year end, approximately $18,339,000 of net operating loss carryforwards for federal income tax purposes were available to offset taxable income through 2010. Due to changes in ownership which occurred prior to April 30, 1997, the use of these net operating loss carryforwards to offset taxable income is limited to approximately $4,300,000 annually. As a result of the merger in June 1996, TransMontaigne acquired additional net operating loss carryforwards of approximately $7,892,000, which are included in the aggregate net operating loss carryforwards; are limited to approximately $1,300,000 annually; and a portion of the tax benefit of which was recognized as a net reduction of goodwill recorded in the acquisition.

          At January 31, 1998, TransMontaigne had working capital of $99,054,000; availability under its bank credit facility of $37,400,000; and additional borrowing capacity of $25,000,000 under the Master Shelf Agreement. Management believes that TransMontaigne's current working capital position; future cash provided by operating activities; proceeds from a private placement or public offering of common stock; available borrowing permitted under its bank credit facility agreement and the Master Shelf

Agreement; additional borrowing allowed under those agreements; and its relationship with institutional lenders and equity investors should enable TransMontaigne to meet its future capital requirements.

NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued in June 1997, by the Financial Accounting Standard Board. SFAS 130 established new standards which require that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. TransMontaigne does not expect adoption of the SFAS 130 to have a material effect on the presentation of its financial statements.

          Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997, by the Financial Accounting Standard Board. SFAS 131 established new standards which change the way public companies report information about segments. This statement is based on the management approach to segment reporting and requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers and geographic areas in which the entity holds assets and reports revenues. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997. TransMontaigne does not expect adoption of the SFAS 131 to have a material effect on the presentation of its financial statements.

EBITDA AS AN ALTERNATIVE MEASURE OF FINANCIAL PERFORMANCE

          EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. TransMontaigne believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of TransMontaigne to incur and service debt and to fund capital expenditures. In evaluating EBITDA, TransMontaigne believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest expense for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of

     EBITDA, such as revenue and operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss), as determined in accordance with generally accepted accounting principles (GAAP), as an indicator of TransMontaigne's operating performance or to cash flows from operating activities, as determined in accordance with GAAP, as a measure of liquidity. TransMontaigne's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures reported by TransMontaigne may not be comparable to other similarly titled measures used by other companies.

PART II. OTHER INFORMATION
--------------------------

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits

               27  Financial Data Schedule.  FILED HEREWITH

          (b) The following report on Form 8-K was filed during the quarter ended January 31, 1998 and is included in this Form 10-Q by reference:

               December 10, 1997, reporting Item 2 (acquisition by Registrant, through a wholly-owned subsidiary, of all of the outstanding shares of common stock of seventeen corporations, known as the "ITAPCO Terminal Corporations", from a common shareholder group and certain related property and property interests from Independent Terminal and Pipeline Company, a Texas joint venture, from certain individuals in the same group) and Item 7 (deferring filing of the historical and pro forma financial statements for the ITAPCO acquisition and attaching as Exhibit 2.1 a copy of the Offer to Purchase Stock and Certain Assets of the ITAPCO Corporations, together with Exhibits) of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  March 16, 1998                   TRANSMONTAIGNE OIL COMPANY
                                         (Registrant)



                                         /s/ CORTLANDT S. DIETLER
                                         ------------------------------------
                                         Cortlandt S. Dietler
                                         Chairman and Chief Executive Officer



                                         /s/ RODNEY S. PLESS
                                         -----------------------------------
                                         Rodney S. Pless
                                         Vice President and Controller
                                         (Principal Accounting Officer)