Form 10-K405
period 1998-04-30
TRANSMONTAIGNE OIL CO
filed 1998-07-29
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
  X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 ---  Act of 1934 For the fiscal year ended April 30, 1998


                                       OR

 ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period __________ to ___________

      Commission File Number 001-11763

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

                                Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock on the American Stock Exchange on July 21, 1998.

                                   $177,023,000

The number of  shares of the registrant's Common Stock outstanding on July 21,
                                   1998 was
                                  25,953,324

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

                               TABLE OF CONTENTS

          ITEM                                                         PAGE NO.
Part I      1.   Business                                                  3

            2.   Properties                                               15

            3.   Legal Proceedings                                        15

            4.   Vote of Security Holders                                 15

Part II     5.   Market for Common Stock                                  16

            6.   Selected Financial Data                                  17

            7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          20

            8.   Financial Statements and Supplementary Data              39

            9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures                69

Part III    10.  Directors and Executive Officers                         69

            11.  Executive Compensation                                   69

            12.  Security Ownership of Certain Beneficial
                   Owners and Management                                  69

            13.  Certain Relationships and Related Transactions           69

Part IV     14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                    71

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     TransMontaigne Oil Company ("TransMontaigne") provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industry. TransMontaigne is a holding company which conducts its operations through subsidiaries primarily in the mid-continent and Rocky Mountain regions of the United States. TransMontaigne does not explore for, or produce, crude oil or natural gas, and does not own crude oil or natural gas reserves.

     TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of approximately 790 miles of pipeline and 31 terminal, storage and delivery facilities located in 10 states with a combined tank storage capacity of approximately 8,500,000 barrels. TransMontaigne natural gas gathering and processing assets consist of 5 gathering and processing systems in 3 states with combined throughput capacity of approximately 94 million cubic feet per day and over 2,800 miles of pipeline. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations. TransMontaigne management believes that the use of these facilities should allow TransMontaigne to significantly expand its geographic service area and the integrated logistical services it provides.

     TransMontaigne operations are conducted through its logistical petroleum services business segment which primarily includes pipelining, terminaling, storing, supplying, distributing and marketing refined petroleum products and through its natural gas services business segment which includes the gathering, treating, processing, fractionating and marketing natural gas liquids ("NGL") and natural gas. Operating information relating to these business segments is presented in note 18 to the financial statements.

     TransMontaigne believes that fundamental structural changes and the trend toward outsourcing in the petroleum industry are creating opportunities for its continued growth. Major oil companies and independents are undertaking reorganization, rationalization and cost-saving measures in an effort to improve operating and financial performance. This is expected to result in the disposition of domestic non-strategic, non-core businesses and downstream assets and facilities, and in the outsourcing of procurement, maintenance, transportation, supply, distribution, gathering, processing, marketing and administrative functions.

     TransMontaigne believes that the disposition of downstream assets and facilities provides opportunities for it to selectively purchase pipeline, storage, terminal, gathering and processing assets, and to apply focused management and more cost effective utilization of these facilities while also providing value added service at competitive prices to its customers, which often include the former owners of the assets. TransMontaigne has acquired, designed and developed its physical assets and its operating, risk management and information systems in order to take advantage of these opportunities.

     The principal predecessor of TransMontaigne was formed in 1977. In April 1995 present management and certain institutional stockholders of TransMontaigne acquired control of the predecessor through a merger in which the name was changed to TransMontaigne Oil Company. In June 1996 TransMontaigne and a publicly held corporation merged, with the stockholders of TransMontaigne receiving approximately 93% of the stock of the merged corporation.

     In December 1996 TransMontaigne acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 in cash. The Grasslands system is one of the largest natural gas facilities in the Williston Basin which is currently among the more active areas of onshore domestic drilling activity. The acquisition of the Grasslands Facilities has enabled TransMontaigne to increase its earnings by capitalizing on the industry's divestiture trend and applying its management expertise in the downstream sector of the petroleum industry. These facilities are the cornerstone of TransMontaigne's natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region, and enable TransMontaigne to provide high quality service to oil and gas producers as well as to distributors, marketers and end-users of NGL and natural gas.

     In November 1997 TransMontaigne acquired the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals and 7 contracts for providing management services to non-owned storage and distribution terminals, pipelines and related facilities for third parties. The ITAPCO Terminal Corporations purchase price was $32,000,000 ($31,458,000 cash plus assumption of outstanding bank debt of approximately $542,000) and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves.

     Subsequent to the acquisition of the ITAPCO Terminal Corporations, TransMontaigne acquired for an aggregate of $4,686,000 the remaining 50% interest in a 153,000 barrel terminal located in Owensboro, Kentucky which it did not previously own; a 259,000 barrel terminal located in Greenville, Mississippi; and the remaining 50% interest in a partnership which owns and operates a natural gas gathering and processing facility located in Lignite, North Dakota which it did not previously own. In addition, TransMontaigne has expended approximately $1,100,000 on improvements and enhancements to the ITAPCO Terminal Corporations facilities since its acquisition.

     TransMontaigne intends to continue to make strategic additions to and expand its existing facilities in order to maintain quality service levels, increase operating efficiencies, achieve incremental net earnings and improve its competitive position. This strategy has resulted in capital improvements aggregating over $10,000,000 at its East Chicago, Indiana storage facilities, North Little Rock, Arkansas and South Bend, Indiana terminals and NORCO pipeline system in Illinois, Indiana and Ohio during the year ended April 30, 1998.

     The executive offices of TransMontaigne, a Delaware corporation, are located at 2750 Republic Plaza, 370 Seventeenth Street, Denver, CO 80202; telephone number (303) 626-8200 and facsimile number (303) 626-8228.

     TransMontaigne's logistical petroleum services operations are headquartered at 280 North College, Suite 500, Fayetteville, AR 72701; telephone number (501) 521-5565 and facsimile number (501) 442-4650. TransMontaigne's natural gas services are headquartered at 2750 Republic Plaza, 370 Seventeenth Street, Denver, CO 80202; telephone number (303) 626-8282 and facsimile number (303) 626-8299.

LOGISTICAL PETROLEUM SERVICES

     Through its wholly owned subsidiary, TransMontaigne Transportation Services Inc., TransMontaigne provides refined petroleum product and crude oil transportation, terminal and storage services to over 600 customers, including most major oil companies and independent refiners in the United States. TransMontaigne owns 790 miles of pipeline and 31 terminal, storage and delivery facilities in 10 states with a combined tank storage capacity of approximately 8,500,000 barrels in conjunction with major mid-continent pipeline and terminal systems owned by others in order to transport products to market destinations and to conduct exchange transactions with major and independent petroleum companies. The combined utilization of TransMontaigne-owned and non-owned facilities should allow it to significantly expand its geographic service area and the nature of services it provides. Through its wholly owned subsidiary, TransMontaigne Product Services Inc., TransMontaigne provides product services consisting of the bulk purchase and sale of significant volumes of refined petroleum products and the wholesale marketing of products at terminal truck loading rack locations, both of which are high volume, low margin activities.

PIPELINES

     TransMontaigne owns and operates a 480-mile refined petroleum products pipeline from Ft. Madison, Iowa through Chicago, Illinois to Toledo, Ohio (the "NORCO pipeline") together with associated storage facilities located at Hartsdale and East Chicago, Indiana and Toledo, Ohio and delivery facilities located at Elkhart, Indiana and Chillicothe and Galesburg, Illinois. The NORCO pipeline system is interconnected to all major mid-continent common carriers. TransMontaigne also owns a 60% interest in a 67-mile refined petroleum products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback pipeline") together with an associated storage facility at Mt. Vernon. The Razorback pipeline is the only refined petroleum products pipeline providing transportation services to northwest Arkansas. TransMontaigne also owns and operates a 220-mile crude oil gathering pipeline system, with 627,500 barrels of tank storage capacity, located in east Texas (the "CETEX pipeline").

     In general, a shipper owns the refined petroleum products or crude oil and transfers custody of the products to the NORCO or Razorback pipelines, or the crude oil to the CETEX pipeline, for shipment to a delivery location at which point custody again transfers. Tariffs for the transportation service are regulated and are charged by TransMontaigne to shippers based upon the origination point on the pipelines to the point of product delivery. These tariffs do not include fees for the storage of products at the NORCO and Razorback pipeline storage facilities or crude oil at the CETEX pipeline storage facilities. Fees for the terminaling and storage of products at TransMontaigne terminals are separately charged if those facilities are utilized.

     TransMontaigne's pipeline business depends in large part on the level of demand for refined petroleum products in the markets served by the pipelines, together with the ability and willingness of refiners and marketers having access to the pipelines to supply that demand by shipments through these pipelines. Competition is based primarily on pipeline operational dependability, quality of customer service provided and proximity to end-users, although product pricing at either the origin or terminal destination on a pipeline may outweigh transportation cost considerations. TransMontaigne believes that high capital costs, tariff regulation, environmental considerations, problems in acquiring rights-of-way and TransMontaigne's existing available capacity make it unlikely that additional competing pipeline systems comparable in size to the NORCO and Razorback pipelines will be built in the near term.

TERMINALS

     TransMontaigne owned and operated terminals handling petroleum products connect with product transportation systems, storage facilities and product distribution locations. These terminals are located in Rogers, Arkansas; North Little Rock, Arkansas; East Chicago, Indiana; Indianapolis, Indiana; South Bend, Indiana; Mt. Vernon, Missouri; and Bryan, Ohio. The former ITAPCO Terminal Corporations facilities handle petroleum products, chemicals and other bulk liquids with transportation connections via pipelines, barges, rail cars and trucks and are located in Brownsville, Texas; Evansville, Indiana; Cincinnati, Ohio; Greenville, Mississippi; Henderson, Kentucky; New Albany, Indiana; Louisville, Kentucky; Arkansas City, Arkansas; Cape Girardeau, Missouri; East Liverpool, Ohio; Owensboro, Kentucky; Paducah, Kentucky; and Chippewa Falls, Wisconsin.

     Products terminal revenues are based on volumes handled, generally at a standard industry fee. Terminal fees are not regulated. The terminals receive petroleum products in bulk quantities from connecting pipeline systems. Products are stored in bulk at the terminals and made available to wholesale, shipment and exchange customers which transport the products by truck to commercial and retail destinations and then to the end-user. TransMontaigne markets refined petroleum products over truck loading racks at owned terminals, as well as through exchanges with numerous companies at other non-owned terminals located throughout the TransMontaigne distribution area. TransMontaigne believes that based on location, pipeline connections and quality of service, its terminals offer advantages over competing terminals.

     Chemicals and other bulk liquids terminal revenues are based upon the type and volume of the liquids handled, including any special temperature maintenance, labor intensive loading/off-loading requirements or other handling services. These terminal fees are not regulated; are generally negotiated on an individual contract basis with a term of one year or less; and typically are at rates which exceed those for handling petroleum products due to the particular
nature of the items handled.   TransMontaigne does not market or own inventories
of chemicals and other bulk liquids.

     Major and independent petroleum companies own terminal and storage facilities which often have similar capabilities to those owned by independent operators such as TransMontaigne, but generally do not provide terminaling and storage services to third parties. In many instances, these companies are also significant customers of TransMontaigne and frequently provide strong demand for its terminals, particularly when TransMontaigne's terminals and storage facilities have more cost effective locations near key transportation connections. These companies also utilize TransMontaigne for terminaling and storage services when their proprietary facilities are inadequate, either because of size constraints, the nature of the products, chemicals and other bulk liquids stored or the need for specialized handling requirements particularly when certain types of chemicals and other bulk liquids are involved. Terminal fees are not regulated.

     Ancillary services, including injection of shipper-furnished or TransMontaigne-furnished additives, are also available for a fee at TransMontaigne terminals.

STORAGE

     The East Chicago, Indiana facility, purchased in January 1997, has approximately 1,254,000 barrels of storage capacity, including specialized storage for aviation and jet fuel, and strategic connections to additional pipelines and facilities in the Chicago, Illinois and Whiting, Indiana areas. The South Bend Terminal, inactive since its purchase in 1992, was demolished and rebuilt during 1996 and reopened in January 1997 with a storage capacity of 206,000 barrels and a capability of delivering volumes in excess of 25,000 barrels per day. These facilities enhance terminaling revenues as well as increase utilization and tariff revenues on the NORCO pipeline system. Chemical and other bulk liquids storage became a component of the logistical petroleum business segment following the ITAPCO Terminal Corporations acquisition and represents an important future source of both storage and terminal revenues.

     Storage of refined petroleum products, chemicals and other bulk liquids at TransMontaigne-owned facilities pending delivery is an integral service function. Storage fees are generally based on a per gallon rate or on tankage capacity committed and will vary with the duration of the storage arrangement, the product stored and special handling requirements. Storage fees are not regulated.

PRODUCTS SUPPLY AND DISTRIBUTION

     TransMontaigne's supply and distribution efforts are enhanced by its ownership and operation of products pipelines and terminals; a constant and reliable supply of NGL from its natural gas gathering and processing operations; and by its inventory positions in third-party common carrier pipeline systems.

TransMontaigne utilizes these assets to arbitrage location product price differentials and transportation costs; to purchase substantial bulk volumes of products for resale in the spot market or over truck loading racks; and to take advantage of opportunities presented by anticipated product price volatility arising from changing economic conditions, seasonal variations and market supply and demand considerations.

     TransMontaigne enters into product exchange transactions in order to enhance operating margins in connection with its supply and distribution activities. Exchanges are arranged through agreements under which TransMontaigne agrees to buy and sell products that differ in terms of geographic location, type of product or delivery schedule. Through such exchanges, which are continuously monitored by TransMontaigne's real-time management information and risk management systems, TransMontaigne seeks to increase its overall operating margins by maximizing transportation, terminaling and product sales revenues from each barrel of product sold while also minimizing related storage, shipping and product costs.

     TransMontaigne may selectively hedge a portion of its inventory by entering into a future physical delivery obligation to a third party or purchasing a futures contract on the NYMEX in order to maintain a substantially balanced position between product purchases and future product sales or delivery obligations and in order to minimize exposure to unacceptable levels of product inventory which would be subject to the adverse risk of price volatility. TransMontaigne generally does not hedge the price risk on the portion of its inventory consisting of pipeline fill, tank bottoms and a minimum product supply required to satisfy exchange obligations, which inventory is generally not available for sale. However, hedging positions may be considered and strategically placed on this inventory when management believes it is appropriate based upon an assessment of market conditions and the related impact on operating income.

GROWTH

     TransMontaigne is seeking to significantly grow its Logistical Petroleum Services business segment. Domestic gasoline demand increased during the calendar year 1997 and is expected by TransMontaigne to continue to increase in 1998 due to a strong economy and the recent trend toward less fuel-efficient vehicles. The 1998 demand for distillates should also increase due to the trucking industry's anticipated growing diesel fuel requirements as well as increased agricultural usage and forecasted more normal winter weather following the unseasonably warm 1997 - 1998 winter. In addition, 1998 NGL demand, primarily propane, should increase if weather patterns return to normal. These anticipated increases in demand should positively impact TransMontaigne's Logistical Petroleum Services performance in all operating areas.

     TransMontaigne expects to capitalize on this favorable business environment by continuing to acquire strategically located downstream facilities as well as other value-added business opportunities which are expected to contribute additional cash flow and enhance net earnings. Growth by acquisition is expected to be complemented by construction of new projects and expansion of existing facilities in specific locations which are intended to develop and increase TransMontaigne's present operating capabilities and business presence in the markets served.

NATURAL GAS SERVICES

GRASSLANDS OPERATIONS

     TransMontaigne provides natural gas services through its wholly owned subsidiary, Bear Paw Energy Inc. In December 1996 TransMontaigne acquired the Grasslands Facilities. These facilities are the cornerstone of TransMontaigne's natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region and enable TransMontaigne to provide high quality service to oil and gas producers as well as to end-users of NGL and natural gas. The Grasslands system is one of the largest natural gas gathering and processing facilities in the Williston Basin which is currently among the more active areas of domestic oil and gas drilling. Following the acquisition of the

Grasslands Facilities, natural gas services has become a significant and integral component of TransMontaigne's business.

     The Grasslands natural gas processing plant, located in McKenzie County, North Dakota, was built in 1980 and is designed for approximately 75 million cubic feet per day inlet capacity. The designed product recoveries are 88% propane, 99% butane and 100% gasoline. Current throughput is approximately 45 million cubic feet per day from over 1,200 active leases, which is gathered through approximately 2,600 miles of low and high pressure gathering lines. The majority of the wells connected to the Grasslands Facilities primarily produce crude oil. They also produce small volumes of natural gas which are generally high in NGL content. The natural gas gathering lines cover the Williston Basin areas of western North Dakota and eastern Montana. Additional oil and gas wells can be connected to this entire system if successful drilling continues. During the year ended April 30, 1998, 37 new wells were connected to the system providing additional inlet volumes of 5.4 million cubic feet per day.

     The Grasslands Facilities are strategically located between TransMontaigne's Marmarth facility in southwestern North Dakota, its Baker facility in eastern Montana and its Lignite facility in northern North Dakota. TransMontaigne has natural gas gathering facilities covering the eastern corridor of Montana and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which should significantly enhance TransMontaigne's ability to provide a complete service package to North Dakota and Montana producers as well as to end-users of NGL and natural gas.

OTHER NATURAL GAS SERVICES OPERATIONS

     The Marmarth system is an approximately 4 million cubic feet per day capacity natural gas gathering, processing, and treating facility which gathers natural gas at low pressure in southwestern North Dakota through approximately 32 miles of gathering pipeline. NGL are currently sold locally by truck after being fractionated at the Baker facility. The Baker system located in eastern Montana is an approximately 4 million cubic feet per day capacity natural gas processing plant connected to a 15 mile gathering pipeline presently under construction. The Baker system also fractionates the Marmarth system NGL and provides processing for a major oil company. The Lignite system is an approximately 8 million cubic feet per day capacity natural gas processing and treating facility located in northern North Dakota connected to approximately 250 miles of gathering pipeline. In addition to the ownership of its 4 natural gas systems, TransMontaigne manages 15 small natural gas gathering systems for a major interstate pipeline company. TransMontaigne earns a fee for the management of these systems and is compensated for any additional volumes which it connects to them.

GROWTH

     TransMontaigne continually seeks to identify additional dedicated natural gas supplies in order to maintain or increase throughput levels to offset natural production declines in dedicated volumes. Such natural gas supplies are obtained by purchasing existing systems from third parties or by connecting additional wells. The opportunity to connect new wells to existing facilities is primarily affected by levels of drilling activity near TransMontaigne's natural gas gathering systems.

     The gathering, processing and marketing sector of the natural gas industry is in a consolidation phase. As this consolidation takes place, it may become more difficult for many companies to earn acceptable returns on smaller systems. Many oil and gas producers that have previously operated their own natural gas gathering and processing facilities may realize they lack the operational and management skills necessary to maximize the return on these investments and choose to sell these assets. TransMontaigne looks for opportunities presented by this consolidation in order to selectively acquire these facilities and generate additional revenues while incurring only modest incremental costs.

LION OIL COMPANY INVESTMENT

     In 1985, a 65% owned subsidiary of TransMontaigne purchased 27.75% of the stock of Lion Oil Company ("Lion"), which owns a modern 65,000 barrel per day refinery in El Dorado, Arkansas; a 188-mile crude oil transportation pipeline in east Texas; a 1,100-mile crude oil gathering system in south Arkansas and north Louisiana; and two refined petroleum products terminals in Tennessee. Lion is operated under a management contract with a company which owns 48.60% of Lion. The remaining 23.65% of Lion is owned by various south Arkansas oil and gas producers. TransMontaigne has two representatives on the board of directors of Lion. Through April 30, 1997 TransMontaigne's interest in Lion was reported for financial statement purposes using the equity method of accounting and thereafter using the cost method of accounting. For the year ended April 30, 1998 Lion reported net earnings of $9,219,000 and did not distribute any cash dividends to its stockholders during that period.

ENVIRONMENTAL AND TARIFF REGULATIONS

     The operations of TransMontaigne are subject to federal, state and local laws and regulations relating to protection of the environment. Future regulation may impose additional requirements. Although TransMontaigne believes that its operations are in material compliance with applicable environmental laws and regulations, and TransMontaigne has not accrued any material amounts for environmental compliance as of April 30, 1998, risks of substantial costs and liabilities are inherent in pipeline, terminal and processing operations, and there can be no assurance that significant costs and liabilities will not be incurred in the future.

     The interstate petroleum products pipeline operations of TransMontaigne are subject to regulation by the Federal Energy Regulatory Commission (the "FERC") under the Interstate Commerce Act (the "ICA") which requires, among other things, that the rates set by the pipeline transportation tariffs be just and reasonable and not unduly discriminatory. New and changed tariffs must be filed with the FERC, which may investigate their lawfulness on shipper protest or its own motion. The FERC may suspend the effectiveness of such tariffs and require the pipeline to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed tariffs under investigation; the tariffs may also be challenged by litigation.

     The intrastate petroleum pipeline operations of TransMontaigne are subject to regulation by the Texas Railroad Commission. Like interstate regulation, the Texas regulation requires that intrastate tariffs be filed with the Texas Railroad Commission and allows shippers to challenge such tariffs.

EMPLOYEES

     The Company had 375 employees at July 21, 1998. No employees are subject to representation by unions for collective bargaining purposes.

ITEM 2.  PROPERTIES

     For information regarding TransMontaigne properties, see "General", "Logistical Petroleum Services" and "Natural Gas Services" sections under Item 1.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable

ITEM 4.  VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK

     The Common Stock is traded on the American Stock Exchange under the symbol "TMG." The following table sets forth, for the periods indicated, the range of high and low per share sale prices for Common Stock as reported on the American Stock Exchange, adjusted for a 2.432599 to 1 reverse stock split that occurred in June 1996. On June 5, 1996, following the merger of TransMontaigne and a predecessor company, the Common Stock began to trade on the American Stock Exchange (Primary List).


                                                     LOW      HIGH
                                                    ------   ------

     April 1, 1996 through June 3, 1996 (1)         $10.03   $17.94
     June 5, 1996 through July 31, 1996 (2)         $ 9.75   $15.13
     August 1, 1996 through October 31, 1996        $ 9.69   $10.88
     November 1, 1996 through January 31, 1997      $ 9.81   $14.75
     February 1, 1997 through April 30, 1997        $13.50   $17.75

     May 1, 1997 through July 31, 1997              $14.88   $20.38
     August 1, 1997 through October 31, 1997        $15.38   $20.00
     November 1, 1997 through January 31, 1998      $13.00   $17.63
     February 1, 1998 through April 30, 1998        $13.00   $14.63

_________
     (1) Common Stock traded on American Stock Exchange (Emerging Company Marketplace) from December 14, 1993 through June 3, 1996.

     (2)  In June 1996, TransMontaigne adopted a fiscal year end of April 30.

     On July 21, 1998, the last reported sale price for the Common Stock on the American Stock Exchange was $14.25. As of July 21, 1998, there were approximately 450 stockholders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the fiscal years ended April 30, 1998, 1997, 1996 and 1995, the seven months ended April 30, 1994, and the fiscal year ended September 30, 1993, have been derived from applicable audited consolidated financial statements. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

                                                                                                             SEVEN
                                                                                                             MONTHS
                                                        FISCAL YEARS ENDED                                   ENDED
                                                            APRIL 30,                                       APRIL 30,
                          --------------------------------------------------------------------------------------------
                                   1998                 1997               1996              1995              1994
                          ------------------      --------------     -------------    --------------     -------------
STATEMENT OF
OPERATIONS DATA:
Revenue                       $1,967,506,496       1,166,664,621       533,106,747       324,591,409       296,086,981
Operating Income
     (Loss)                       19,234,449           9,900,568         6,548,953           406,042        (1,509,581)
Net Earnings
     (Loss)                        7,637,630           9,171,312         4,617,969        (3,217,635)       (2,853,609)
Earnings (Loss)
     Per Share
          Basic                         0.30                0.42              0.31             (1.32)            (1.15)
          Diluted                       0.29                0.41              0.30             (1.32)            (1.15)
Weighted average common
     shares outstanding:
          Basic                   25,886,737          21,742,625        14,971,775         2,860,391         2,694,830
          Diluted                 26,679,503          22,544,402        15,153,622         2,860,391         2,694,830

STATEMENT  OF
CASH FLOWS
DATA:
Net Cash
     Provided
     By (Used In):
Operating
     Activities               $   (4,570,101)         (9,585,653)       (3,864,165)         (236,580)       (2,187,251)
Investing
     Activities                  (66,130,662)        (89,920,465)       (4,181,377)         (233,562)       (1,041,069)
Financing
     Activities                   64,123,792          97,487,209        44,646,948            61,543         3,691,885

OTHER FINANCIAL
DATA:
EBITDA (1)                    $   29,769,404          15,354,682         8,844,357         1,561,251          (364,156)
Capital
     Expenditures (2)             66,634,291          92,294,394         4,124,264           747,774           461,888

                                                                     APRIL 30,
                          --------------------------------------------------------------------------------------------

                                        1998                1997              1996              1995              1994
                          --------------------------------------------------------------------------------------------
BALANCE SHEET
DATA:
Working Capital               $   94,393,264          78,423,038        55,651,839        37,989,205        11,554,715
Total Assets                     323,304,830         261,724,320       120,962,976       104,220,346        75,470,266
Long-Term Debt,
     excluding current
     maturities                  128,969,667          64,774,267        28,948,867        36,945,610        37,671,329
Stockholders' Equity (3)         147,804,303         138,971,741        57,819,191        28,470,702         2,480,835

                                                             FISCAL YEAR ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                                     1993
                                                            -------------------
STATEMENT OF
OPERATIONS DATA:
Revenue                                                           507,936,810
Operating Income
     (Loss)                                                        (1,710,242)
Net Earnings
     (Loss)                                                        (4,490,468)
Earnings (Loss)
     Per Share
          Basic                                                         (1.85)
          Diluted                                                       (1.85)
Weighted average common
     shares outstanding:
          Basic                                                     2,694,830
          Diluted                                                   2,694,830

STATEMENT  OF
CASH FLOWS
DATA:
Net Cash
     Provided
     By (Used In):
Operating
     Activities                                                     5,004,187
Investing
     Activities                                                    (4,614,892)
Financing
     Activities                                                    (1,315,700)

OTHER FINANCIAL
DATA:
EBITDA (1)                                                           (669,698)
Capital
     Expenditures (2)                                               4,730,726


                                                                 SEPTEMBER 30,
                                                                 -------------
                                                                     1993
                                                                 -------------
BALANCE SHEET
DATA:
Working Capital                                                    11,470,225
Total Assets                                                       86,334,703
Long-Term Debt,
     excluding current
     maturities                                                    33,953,590
Stockholders' Equity (3)                                            5,334,500

(1) EBITDA is earnings (loss) before income taxes plus interest expense and other financing costs and depreciation and amortization. TransMontaigne believes that, in addition to cash flow from operations and net earnings
     (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of TransMontaigne to incur and service debt and to fund capital expenditures. In evaluating EBITDA, TransMontaigne believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles
     (GAAP) as an indicator of TransMontaigne's operating performance or to cash flows from operating activities (as determined in accordance with GAAP)) as a measure of liquidity. TransMontaigne's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

(2) Includes approximately $32,000,000 relating to the ITAPCO Terminal Corporations acquisitions in 1998 and $71,000,000 relating to the Grasslands acquisition in 1997.

(3) No dividends were declared or paid on the Common Stock during the periods reported.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industry. TransMontaigne is a holding company which conducts its operations through subsidiaries primarily in the mid-continent and Rocky Mountain regions of the United States. TransMontaigne does not explore for, or produce, crude oil or natural gas; does not own crude oil or natural gas reserves; and does not own chemicals or other bulk liquids inventory.

     TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of approximately 790 miles of pipeline and 31 terminal, storage and delivery facilities located in 10 states with a combined tank storage capacity of approximately 8,500,000 barrels. TransMontaigne natural gas gathering and processing assets consist of 5 gathering and processing systems in 3 states with combined throughput capacity of approximately 94 million cubic feet per day and over 2,800 miles of pipeline. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations. Management believes that the use of these facilities should allow TransMontaigne to significantly expand its geographic service area and the integrated logistical services it provides.

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

     Since TransMontaigne present management assumed control in April 1995, TransMontaigne has raised approximately $117,000,000 in equity capital ($30,000,000 private placement in May 1995; $25,000,000 private placement in March 1996; and $62,000,000 public offering in February 1997); established an initial $130,000,000 working capital and acquisition revolving bank credit facility (in December 1996) which converted to an $85,000,000 bank credit facility due December 31, 2001 (in February 1997) and subsequently increased to a $175,000,000 bank credit facility due December 31, 2002 (in April 1998); and issued $50,000,000 of 7.85% and $25,000,000 of 7.22% Senior Notes due April 17,
2003 (in April 1997) and October 17, 2004 (in December 1997), respectively, to an institutional lender under a $100,000,000 Master Shelf Agreement.

     TransMontaigne's management also has increased net operating margins to $41,251,000 and $21,344,000 for the years ended April 30, 1998 and 1997, respectively, by improving the performance of its facilities through selective capital improvements, restructured operating and administrative functions, expanded marketing of services and by implementing an operating plan together with financial management systems which provide the foundation for its current operations and future growth. In addition, new information systems, policies, procedures and operating controls have been established; experienced managerial personnel have been added to improve operational efficiencies in all service areas as well as to expand the products supply and distribution and marketing functions; more effective management of inventory price risk and quantities has been implemented; and inventory carrying costs have been reduced.

     In December 1996 TransMontaigne acquired the Grasslands Facilities natural gas gathering, processing, treating and fractionation system for approximately $71,000,000 in cash and through April 30, 1998 has additionally invested approximately $21,500,000 in improvements and expansion of the Grasslands Facilities and other assets in its natural gas services business segment. The Grasslands Facilities are strategically located between TransMontaigne's Marmarth facility in southwestern North Dakota, its Baker facility in eastern Montana and its Lignite facility in northern North Dakota. TransMontaigne has natural gas gathering facilities covering the eastern corridor of Montana and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which should significantly enhance TransMontaigne's ability to provide a complete service package to North Dakota and Montana producers as well as to end-users of NGL and natural gas. The Grasslands Facilities contributed approximately 92% and 86% of the total net operating margin of TransMontaigne's natural gas gathering and processing operations during the years ended April 30, 1998 and 1997, respectively.

     In November 1997 TransMontaigne acquired the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals and 7 contracts for providing management services to non-owned storage and distribution terminals, pipelines and related facilities for third parties. The ITAPCO Terminal Corporations purchase price was $32,000,000 ($31,458,000 cash plus assumption of outstanding bank debt of approximately $542,000) and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. Following the November 25, 1997 acquisition date, the ITAPCO Terminal Corporations contributed approximately 36% of the total net operating margin of the TransMontaigne terminal operations for the year ended April 30, 1998.

     Subsequent to the acquisition of the ITAPCO Terminal Corporations, TransMontaigne acquired for an aggregate of $4,686,000 the remaining 50% interest in a 153,000 barrel terminal located in Owensboro, Kentucky which it did not previously own; a 259,000 barrel terminal located in Greenville, Mississippi; and the remaining 50% interest in a partnership which owns and operates a natural gas gathering and processing facility located in Lignite, North Dakota which it did not previously own. In addition, TransMontaigne has expended $22,500,000 on improvements and enhancements to the Grasslands Facilities and ITAPCO Terminal Corporations facilities since their respective acquisitions.

     TransMontaigne intends to continue to make strategic additions to and expansion of its existing facilities is necessary in order to maintain quality service levels, increase operating efficiencies, achieve incremental net earnings and improve its competitive position. This strategy has resulted in capital improvements aggregating over $10,000,000 at its East Chicago, Indiana storage facilities,

North Little Rock, Arkansas and South Bend, Indiana terminals and NORCO pipeline system in Illinois, Indiana and Ohio during the year ended April 30, 1998.

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

     .  that TransMontaigne will continue to grow its business

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

     . that TransMontaigne will be required to recognize a noncash financial statement loss through a lower of cost or market write-down of inventories

     . that TransMontaigne will incur unanticipated costs in complying with current and possibly future environmental regulations

     . that TransMontaigne will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services

     . that TransMontaigne will replace the supply of dedicated natural gas reserves gathered and processed by its facilities

     . that TransMontaigne will internally generate working capital or have the availability of debt and equity resources to meet its future capital requirements

     . that TransMontaigne will achieve year 2000 compliance without incurring material costs adversely impacting its operating results.

RESULTS OF OPERATIONS

                                                                     YEARS ENDED APRIL 30,
                                                       -------------------------------------------------
                                                             1998              1997            1996
                                                             ----              ----            ----
                                                         (in thousands, except margin per gallon data)
PIPELINE OPERATIONS
     Volume (1)                                             19,578            19,580          18,902
     Revenues                                          $    13,252            12,196           9,577
     Net Operating Margin (2)                          $     7,469             6,848           4,454
     Margin per Gallon                                 $    0.0091            0.0083          0.0056

TERMINAL AND STORAGE OPERATIONS
     Volume (1)                                          1,509,000           774,000         587,000
           Refined petroleum products                    1,492,000           774,000         587,000
           Chemicals and other bulk liquids                 17,000                 -               -
     Revenues                                          $    13,882             5,387           3,346
           Refined petroleum products                  $    11,297             5,387           3,346
           Chemicals and other bulk liquids            $     2,585                 -               -
     Net Operating Margin (2)                          $     8,985             3,524           2,434
     Margin per Gallon                                 $    0.0060            0.0046          0.0041

PRODUCTS SUPPLY AND
DISTRIBUTION OPERATIONS
     Volume (1)                                          3,550,000         1,774,000         958,000
     Revenues                                          $ 1,879,907         1,125,941         520,184
     Net Operating Margin (2)                          $    10,454             3,984           5,829
     Margin per Gallon                                 $    0.0029            0.0022          0.0061

NATURAL GAS SERVICES OPERATIONS
     Inlet Volume (3)                                       20,477             5,332               -
     NGL Production (3)                                     98,359            27,219               -
     Residue Production (3)                                 16,918             4,533               -
     Revenues                                          $    60,465            23,141               -
     Net Operating Margin (2)                          $    14,343             6,988               -

TOTAL OPERATIONS
     Revenues                                          $ 1,967,506         1,166,665         533,107
     Net Operating Margin (2)                          $    41,251            21,344          12,717
     Net Earnings                                      $     7,638             9,171           4,618

(1) Pipeline volumes are expressed in thousands of barrels (42 gallons per barrel). Terminal and storage and products supply and distribution volumes are expressed in thousands of gallons.

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

(3) Natural gas inlet volumes are expressed in million cubic feet; NGL production is expressed in thousands of gallons; and residue natural gas production is expressed in million British Thermal Units.

     Prior to the acquisition of the ITAPCO Terminal Corporations facilities in November 1997 and Grasslands Facilities in December 1996, TransMontaigne's revenues were derived from the logistical petroleum services business segment consisting primarily of transporting refined petroleum products (and to a lesser extent crude oil) in pipelines; storing and terminaling refined petroleum products; and refined petroleum products supply, distribution and marketing. Chemicals and other bulk liquids storage and terminaling became a component of the logistical petroleum business segment following the ITAPCO Terminal Corporations acquisition. Natural gas services became a separate business segment with the acquisition of the Grasslands Facilities.

     Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. TransMontaigne's interstate pipeline systems transport refined petroleum products and their tariffs are regulated by the FERC. TransMontaigne's intrastate pipeline transports crude oil and its tariffs are not regulated by the FERC but are regulated by the Texas Railroad Commission.

     Terminal revenues are based on the volume of refined petroleum products handled, generally at a standard per gallon rate. Terminal fees are not regulated. Storage fees are generally based on a per gallon rate or tankage capacity committed and will vary with the duration of the arrangement, the product stored and special handling requirements, particularly when certain types of chemicals and other bulk liquids are involved. Storage fees are not regulated.

     Direct operating expenses of pipelines and terminals include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental protection costs, materials and supplies.

     Products supply and distribution revenues are based on the volume of bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products is conducted from eight proprietary and seventy-one nonproprietary terminal truck loading rack locations and is primarily by truck load sales of 8,000 gallons.

     Direct operating expenses of products supply and distribution are primarily the cost of products sold and also include transportation and sales commission expenses.

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

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997

     The net operating margin from pipeline operations of $7,469,000 increased 9%, or $621,000, in the current year on essentially flat volumes. This increase resulted primarily from a 9% increase in revenues of $1,056,000, primarily due to a net increase in the volumes of higher tariff long haul pipeline shipments, together with increases in joint tariff participation and terminal facility rental income. This increase was partially offset by an 8% increase in operating costs of $435,000 which was due to incremental power costs from additional long haul shipment volumes as well as increased field personnel costs, maintenance and vehicle expenses.

     The net operating margin from terminal operations of $8,985,000 increased 155%, or $5,461,000, in the current year on revenues of $13,882,000, an increase of 158%, or $8,495,000. This increase resulted from an overall 93% increase in refined petroleum products volumes handled of 718,000,000 gallons and 17,000,000 gallons of chemical and other bulk liquids handled by the ITAPCO Terminal Corporations facilities acquired in November 1997; additional volumes of 303,093,000 gallons at the East Chicago terminal facility acquired in December 1996; and new jet fuel contract volumes of 6,395,000 gallons at the Indianapolis, Indiana terminal. These increases were offset in part by a 163% increase in terminal operating costs largely attributable to the ITAPCO Terminal Corporations facilities operations; expanded East Chicago terminal operations; a new terminal lease; additional freight charges on products; and increased field personnel costs and maintenance expenses.

     The net operating margin from product sales of $10,454,000 increased 162%, or $6,470,000, in the current year. Revenues increased $753,966,000, or 67%, on additional volume of 1,776,534,000 gallons of products sold, an increase of 100%. The $.0029 net operating margin per gallon realized in the current year increased 32% from the $.0022 per gallon realized during the prior year. The significant increase in volumes and revenues was attributable to TransMontaigne's continuing and expanding supply, distribution and marketing program. The higher net operating margin was positively impacted by strategic bulk sales transactions during the last six months of the year. Volatile refined petroleum product market conditions influenced by the international political climate and atypical and erratic weather patterns, however, drove product prices to unanticipated lows which adversely affected fourth quarter products supply and distribution performance and resulted in a lower of cost or market write down adjustment to inventory of $1,688,000 as of April 30, 1998. The inventory write down adjustment was charged to product costs resulting in a decrease of $.0005 in net operating margin per gallon sold during the year. Overall, however, the increased product sales volume contributed to the substantial increase in terminal throughput volumes, which resulted in increasing the related terminal revenues for the year. By providing an integrated logistical service to customers through the effective utilization of its transportation, storage and terminaling facilities as well as its product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services business segment was $26,908,000 in the current year, an increase of $12,552,000, or 87%, over the prior year.

     The net operating margin from natural gas services operations of $14,343,000 in the current year includes a full year of the business activities of the Grasslands Facilities whereas the prior year included only a four and one-half month period. Net operating margin contributions from the Marmarth, Baker, Lignite and Wiggins natural gas gathering and processing facilities as well as management fees from 15 small natural gas gathering systems, are also included for a full year. Net operating margin during the latter part of the current year was impacted by a steep decline in NGL prices, primarily propane, notwithstanding an increase in natural gas inlet volumes per day.

     General and administrative expenses increased $5,554,000, a 70% increase in the current year, primarily due to additional personnel costs of $3,512,000, a 72% increase in the current year. In addition, office lease expense increased as well as employee relocation, regulatory reporting, travel, insurance, information systems and communication expenses. These expense increases were directly attributable to the ITAPCO Terminal Corporations operations, and a full year of natural gas gathering and processing operations included in the current year, as well as expenses related to TransMontaigne's expanded integrated logistical petroleum services.

     Other income in the current year includes interest income of $2,059,000.
In the prior year other income included TransMontaigne's share of Lion earnings, net of related minority interests, of approximately $70,000 and interest income of $1,777,000. The $282,000 increase in interest income in the current year was due primarily to an increase in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne bank credit facility and senior promissory notes which were used primarily to finance the acquisitions of the ITAPCO Terminal Corporations in November, 1997 and Grasslands Facilities in December, 1996, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on TransMontaigne senior subordinated debentures. Other financing costs include commitment fees and amortization of debt issuance costs paid in connection with the credit facility. Interest expense and other financing costs during the year ended April 30, 1998 increased $3,748,000, or 85%, of which $3,549,000 represented increased interest expense over the prior year primarily due to an increase of approximately $51,500,000 in average outstanding debt over the prior year.

     Earnings before income taxes for the current year were $13,130,000, a 75% increase of $5,648,000 over the $7,483,000 for the prior year. This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin of $12,552,000, including the additional contribution from the ITAPCO Terminal Corporations acquisition and after the inventory write down adjustment; the positive impact of the $7,355,000 increase in net operating margin contribution from the gas gathering and processing business segment attributable to the inclusion of the Grasslands Facilities operations for a full year; and additional interest income of $282,000. These increases were partially offset by the $5,554,000 increase in general and administrative expenses; increased depreciation and amortization of $5,019,000, including $3,102,000 attributable to the Grassland Facilities and $653,000 attributable to the ITAPCO Terminal Corporations; and increased interest expense of $3,549,000 primarily attributable to the financing of the Grasslands Facilities and ITAPCO Terminal Corporations acquisitions.

     Income tax expense for the current year of $5,492,500 was based upon an effective 41.8% combined federal and state income tax rate. At April 30, 1997 TransMontaigne determined that its net deferred tax assets would more likely than not be realized and recognized a one-time income tax benefit of $2,275,000 reduced by state income taxes of $586,000 for a net income tax benefit of $1,689,000.

     Net earnings of TransMontaigne for the current year, after providing for income taxes, were $7,638,000 compared to $9,171,000 for the prior year, a decrease of 17%. Earnings per share for the year ended April 30, 1998 were $ .30 basic and $ .29 diluted based on 25,886,737 weighted average basic shares outstanding and 26,679,503 weighted average diluted shares outstanding, respectively. This compares to earnings per share of $. 42 basic and $. 41 diluted for fiscal 1997.

YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

     The net operating margin from pipeline operations of $6,848,000 increased 54%, or $2,394,000, in fiscal year 1997. This increase resulted primarily from a net increase in the volumes of higher tariff long haul pipeline shipments, based on a 4% increase in total volumes shipped, together with increases in joint tariff participation and tankage rental income all of which resulted in a 27% increase in revenues of $2,619,000 in fiscal year 1997. This increase in revenues was partially offset by a 4% increase in operating costs of $225,000, primarily due to incremental power costs from additional long haul shipment volumes and increased field personnel costs, repairs and maintenance and property tax assessments.

     The net operating margin from terminal operations of $3,524,000 increased 45%, or $1,090,000, in fiscal year 1997. This increase resulted from an overall 32% increase in volumes handled, primarily due to a 22% increase at the Little Rock, Arkansas terminal and additional volumes at the East Chicago terminal facility acquired in December 1996; offset in part by a 104% increase in terminal operating costs attributable to the East Chicago terminal, a new terminal lease, additional freight charges on products, field personnel expenses and property tax assessments.

     The net operating margin from product sales in fiscal year 1997 of $3,984,000 decreased 32%, or $1,845,000. Net revenues increased $605,757,000 or
117%, on additional volume of 816,000,000 gallons of products sold. The $.0022 net operating margin per gallon realized in fiscal year 1997 decreased $.0039, or 64%, from the higher than normal $.0061 per gallon realized during fiscal year 1996, primarily due to substantially reduced product margins realized during the second half of fiscal year 1997, notwithstanding the significant increase in sales volume attributable to an expanded supply, distribution and marketing program. The lower net operating margin was affected by generally weak market conditions. The net operating margin was also negatively impacted during certain periods in the latter part of fiscal year 1997 by bulk sales of products shipped to locations on TransMontaigne pipelines which resulted in minimal or negative margins. However, these product shipments increased pipeline and terminal throughput volumes, and maximized related tariff and handling revenues. By providing an integrated logistical service to customers through the effective utilization of both its transportation and product supply, distribution and marketing capabilities, the TransMontaigne aggregate net operating margin from the logistical petroleum services business segment increased $1,639,000, or 13%, over fiscal year 1996.

     The net operating margin from natural gas gathering and processing operations of $6,988,000 in fiscal year 1997 was primarily attributable to the business activities of the Grasslands Facilities for the period from the December 20, 1996 acquisition closing date through April 30, 1997 and also includes net operating margin contributions from the Marmarth and Baker facilities as well as fees for the management of fifteen small natural gas gathering systems. These were not previously sources of net operating margins since TransMontaigne natural gas gathering and processing operations commenced in June 1996.

     General and administrative expenses increased $2,988,000, a 60% increase in fiscal year 1997, primarily due to additional personnel costs and increased office lease expense together with increases in employee relocation, insurance, information systems and communication expenses, a significant portion of which expenses was attributable to TransMontaigne's expanded natural gas gathering and processing business activities.

     Other income includes equity in earnings of affiliates and interest income. Equity in earnings of affiliates in fiscal year 1997 was represented by TransMontaigne's share of Lion's earnings, net of related minority interests, of approximately $70,000 compared to $605,000 for fiscal year 1996. The decrease was primarily due to both planned and unanticipated turnaround costs (major maintenance expenditures) which adversely impacted earnings.

     Interest income in fiscal year 1997 increased to $1,777,000 from $521,000 primarily due to an increase in interest bearing cash balances held for future investments.

     Interest expense represents interest on the revolving and successor bank lines of credit which were used primarily to finance the Grasslands Facilities acquisition, other capital expenditures, inventory and accounts receivable and also includes interest on TransMontaigne's senior subordinated debentures.
Other financing costs include fees paid for letters of credit issued to product suppliers, loan commitment fees and debt acquisition costs paid in connection with credit facilities. Interest expense and financing costs during fiscal year 1997 increased $1,552,000, or 54%, over fiscal year 1996. Lower interest rates in fiscal year 1997 were offset by the effect of a $25,000,000 increase in average outstanding debt.

     Earnings before income taxes for fiscal year 1997 were $7,483,000, a 56% increase of $2,672,000 over the $4,811,000 for fiscal year 1996. This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin; the positive impact of the net operating margin contribution from the gas gathering and processing business segment attributable essentially to the inclusion of over four months operations of the Grasslands Facilities; and additional interest income. These increases were partially offset by increased general and administrative, depreciation and interest expenses, primarily attributable to the Grasslands Facilities acquisition.

     As of April 30, 1997 management assessed the realizability of TransMontaigne's deferred tax assets. Realization of the net deferred tax assets is dependent upon the generation of future taxable income in periods when temporary differences between financial statement carrying amounts and tax bases of assets become deductible. Projected future taxable income and tax planning strategies are considered in making the assessment. As a result of the Grasslands Facilities acquisition in December 1996 and the public offering of common stock in February 1997, management believed it was more likely than not that the benefits of future deductible differences would be realized and, as a result, the valuation allowance of $4,474,000 was reversed and recorded as an income tax benefit in fiscal year 1997. Fiscal year 1997 income tax benefit of $1,689,000 includes state tax expense of $586,000.

     Net earnings of TransMontaigne for fiscal year 1997, after providing for income taxes, were $9,171,000 compared to $4,618,000 for fiscal year 1996, an increase of 99%. Earnings per share for fiscal year 1997 were $ .42 basic and $ .41 diluted based on 21,742,625 weighted average basic shares outstanding and 22,544,402 weighted average diluted shares outstanding, respectively. This compares to earnings per share of $ .31 basic and $ .30 diluted for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the years ended April 30, 1998, 1997 and 1996.

                                                                   Years Ended April 30,
                                               ---------------------------------------------------------
                                                       1998                1997                1996
                                                       ----                ----                ----
Net cash (used) by operating activities        $    (4,570,000)         (9,586,000)         (3,864,000)
Net cash (used) by investing activities        $   (66,131,000)        (89,920,000)         (4,181,000)
Net cash provided by financing activities      $    64,124,000          97,487,000          44,647,000

     TransMontaigne's net cash used by operating activities in the year ended April 30, 1998 was $4,570,000 an improvement of $5,016,000 compared to the year ended April 30, 1997. This improvement was primarily attributable to the increase in earnings before income tax of $5,648,000 increased by additional depreciation and amortization of $5,238,000 and decreased by the net change in operating assets and liabilities of $6,242,000. TransMontaigne's current ratio (current assets divided by current liabilities) was 3.1 to 1.0 at April 30, 1998 compared to 2.5 to 1.0 at April 30, 1997.

     Net cash used by investing activities was $66,131,000 during the year ended April 30, 1998 as TransMontaigne continued its growth through acquisitions, construction and improvements to existing operating facilities. Capital expenditures included the acquisitions of the ITAPCO Terminal Corporations, a terminal in Greenville, Mississippi and the remaining 50% interests in the Owensboro terminal and Lignite natural gas gathering and processing facility; improvements to the East Chicago, South Bend, Mt. Vernon facilities and several of the purchased ITAPCO terminals; enhancements to the Grasslands Facilities; and additions to its corporate communications and data processing infrastructure. Net cash used for investing activities was $89,920,000 during the year ended April 30, 1997 which included acquisitions of and improvements to the Grasslands Facilities and East Chicago storage facilities and the rebuilding of the South Bend terminal.

      Net cash provided by financing activities of $64,124,000 during the year ended April 30, 1998 was used to finance TransMontaigne's operating and investing activities primarily through a net increase in cash borrowings. Net cash provided by financing activities for the year ended April 30, 1997 was used to finance operations and capital expenditures primarily through proceeds from the isssuance of common stock and an increase in cash borrowings. At April 30, 1998 TransMontaigne had approximately $279,000,000 borrowing capacity with availability of approximately $147,400,000 under its credit agreements.

      EBITDA represents earnings before income taxes plus interest expense and other financing costs and depreciation and amortization. Management uses EBITDA as part of its overall assessment of TransMontaigne performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations and net earnings as indicators of operating performance, EBITDA is used increasingly by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity. EBITDA for the current year was $29,769,000, a 94% increase over EBITDA of $15,355,000 for the prior year, and was generally consistent with management's expectations, based upon TransMontaigne's operations, including the incremental EBITDA contributed by the Grasslands Facilities for a full year and the ITAPCO Terminal Corporations for five months as well as prevailing economic and market conditions. EBITDA for the current year also reflects the charge to product costs for the lower of cost or market write down adjustment to inventory as of April 30, 1998; an inventory adjustment of this nature was not made in fiscal year 1997. In addition, several facility improvement and enhancement projects which would have contributed additional EBITDA in the current year were delayed, although the impact on EBITDA was offset by the improved performance of TransMontaigne's continuing operations. Achieving continued EBITDA growth through acquisitions and internal expansion of existing facilities is a primary objective of TransMontaigne.

     Capital expenditures anticipated in the year ending April 30, 1999 are estimated to be approximately $100,000,000 for pipeline, terminal, storage and natural gas gathering and processing facilities, including assets to support these facilities, and could exceed that amount if additional facilities enhancement projects and possible acquisitions being considered by TransMontaigne materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate asset acquisitions which TransMontaigne continuously identifies and evaluates; the economics, cost and required regulatory approvals of expanding and enhancing existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability, to the extent required, of financing on acceptable terms.

     In February 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders.
The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were $53,506,000 after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the long-term debt incurred under its bank credit facility and the balance was added to working capital. In March 1997 the underwriters' overallotment option to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000 which was added to working capital. The total net proceeds from this offering was $62,315,000.

     The TransMontaigne bank credit facility at April 30, 1998 is a $175,000,000 revolving credit facility with a money center bank due December 31, 2002. Borrowings under the bank credit facility generally bear interest paid in arrears at an annual rate equal to the lenders' announced rate on Alternate Base Rate loans, subject to a Eurodollar Rate loan pricing election. In addition, a $10,000,000 same day swing line of credit is available to TransMontaigne under which advances may be drawn at an interest rate comparable to the Eurodollar Rate.

     As of April 30, 1998, TransMontaigne had advances of $50,000,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing election and $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion in obtaining financing. The interest rate at April 30, 1998 was 6.375%.

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

     At April 30, 1998, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% and $25,000,000 of 7.22% Senior Notes due April 17, 2003 and October 17, 2004, respectively.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of April 30, 1998, TransMontaigne was in compliance with all such tests.

     As of April 30, 1998, TransMontaigne had approximately $15,350,000 of net operating loss carryforwards for federal income tax purposes which are available to offset taxable income through 2010. As a result of the merger in June 1996, TransMontaigne acquired net operating loss carryforwards of approximately $7,892,000 as of June 4, 1996, which are included in the aggregate net operating loss carryforwards, and are limited to approximately $1,300,000 annually. A portion of the tax benefit of such carryforwards has been recognized as a net reduction of goodwill recorded in the acquisition. Due to changes in ownership which occurred through April 30, 1996, the use of the remaining net operating loss carryforwards to offset taxable income is limited to approximately $4,300,000 annually.

      The financial condition of TransMontaigne strengthened during the year ended April 30, 1998. At April 30, 1998, TransMontaigne had working capital of $94,393,000; availability under its bank credit facility of $122,400,000; and additional borrowing capacity of $25,000,000 under the Master Shelf Agreement.

     Management believes that TransMontaigne's current working capital position; future cash provided by operating activities; proceeds from the private placement or public offering of debt and common stock; available borrowing capacity under the bank credit facility agreement and the Master Shelf Agreement; additional borrowing allowed under those agreements; and its relationship with institutional lenders and equity investors should enable TransMontaigne to meet its future capital requirements.

YEAR 2000 MATTERS

     Historically, certain computer programs, as well as certain hardware, were structured to utilize a two-digit date field and may not be able to properly recognize dates in the Year 2000. This could result in significant system failures. TransMontaigne relies on its computer-based management information systems, as well as computer chip embedded instruments and equipment in conducting its normal business activities. Certain of these computer-based programs and embedded computer chips may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

     In response, TransMontaigne has developed a "Year 2000" Plan and established an internal group to identify and assess potential areas of risk and to make any required modifications relating to its computer systems; pipeline, terminaling, storage and natural gas gathering and processing operations; and product supply and distribution activities. After these assessments are complete, plans for modification or replacement, testing, and certification will be developed and implemented to ensure that the material facilities and business activities will continue to operate safely and reliably, and without interruption after 1999. TransMontaigne is also monitoring the compliance efforts of suppliers, contractors and other third parties with whom it does business to ensure that operations will not be adversely affected by the Year 2000 compliance problems of others.

     While TransMontaigne is not yet able to estimate the total costs of conducting Year 2000 remedial activities, based upon information developed to date, it believes that the total cost of Year 2000 remediation will not be material to TransMontaigne's cash flow, results of operations, or financial condition. TransMontaigne expects to complete its Year 2000 Plan within a time frame that will enable its computer-based and embedded chip systems to function without significant disruption in the Year 2000.

     The discussion of TransMontaigne's efforts, and management's expectations, relating to Year 2000 compliance contains forward-looking statements. Presently, TransMontaigne does not anticipate that the Year 2000 will have a material adverse effect on its operations or financial performance. However, there can be no assurance that the Year 2000 will not adversely affect TransMontaigne and its business.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997, by the Financial Accounting Standards Boards. SFAS 130 established new standards which require that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. TransMontaigne does not expect adoption of SFAS 130 to have a material effect on the presentation of its financial statements.

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997, by the Financial Accounting Standards Board. SFAS 131 established new standards which change the way public companies report information about segments. This statement is based on the management approach to segment reporting and requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers and geographic areas in which the entity holds assets and reports revenues. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997. TransMontaigne does not expect adoption of SFAS 131 to have a material effect on the presentation of its financial statements.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. TransMontaigne does not expect adoption of SFAS 133 to have a material effect on its consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     TransMontaigne's consolidated financial statements are included herein beginning on the following pages.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRANSMONTAIGNE OIL COMPANY:


We have audited the accompanying consolidated balance sheets of TransMontaigne Oil Company and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Oil Company and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP


Denver, Colorado
July 10, 1998

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets

APRIL 30, 1998 AND 1997

---------------------------------------------------------------------------------------------------------------------------------


                                                                                      1998                   1997
                                                                                      ----                   ----
ASSETS
------
Current assets:
 Cash and cash equivalents                                                   $      29,807,354            36,384,325
 Trade accounts receivable                                                          74,118,482            46,871,207
 Inventories                                                                        33,410,481            42,346,451
 Deferred tax assets, net                                                                    -             3,676,000
 Prepaid expenses and other                                                          2,673,807             1,647,990
                                                                             -----------------      ----------------
                                                                                   140,010,124           130,925,973
                                                                             -----------------      ----------------
Property, plant and equipment:
 Land                                                                                2,801,964             1,222,195
 Plant and equipment                                                               183,669,911           120,010,811
 Accumulated depreciation                                                          (18,705,670)          (10,704,252)
                                                                             -----------------      ----------------
                                                                                   167,766,205           110,528,754
                                                                             -----------------      ----------------
Investments and other assets:
 Investments                                                                        10,180,720            15,656,097
 Deferred debt issuance costs, net                                                   1,661,878             1,638,909
    Other assets                                                                     3,685,903             2,974,587
                                                                             -----------------      ----------------
                                                                                    15,528,501            20,269,593
                                                                             -----------------      ----------------
                                                                             $     323,304,830           261,724,320
                                                                             =================      ================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Trade accounts payable                                                      $      28,834,154            36,893,399
 Inventory due under exchange agreements                                             4,568,886             4,982,179
 Excise taxes payable                                                                7,329,667             6,437,829
 Other accrued liabilities                                                           4,884,153             4,189,528
                                                                             -----------------      ----------------
                                                                                    45,616,860            52,502,935
                                                                             -----------------      ----------------

Long-term debt                                                                     128,969,667            64,774,267
Deferred tax liabilities                                                               914,000                     -
Minority interests                                                                           -             5,475,377

Stockholders' equity:
 Preferred stock, par value $.01 per share,
   authorized 2,000,000 shares, none issued                                                  -                     -
 Common stock, par value $.01 per share, authorized 40,000,000 shares, issued and outstanding 25,942,870 shares at
   April 30, 1998; and 25,794,720 shares at April 30, 1997                             259,429               257,947
 Capital in excess of par value                                                    136,717,865           134,843,884
 Unearned compensation                                                                (680,531)                    -
 Retained earnings                                                                  11,507,540             3,869,910
                                                                             -----------------      ----------------
                                                                                   147,804,303           138,971,741
                                                                             -----------------      ----------------
                                                                             $     323,304,830           261,724,320
                                                                             =================      ================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations

YEARS ENDED APRIL 30, 1998, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------------------

                                                                1998                         1997                        1996
                                                           -------------                -------------                 -----------
Revenues:
 Product sales, pipeline tariffs, terminal
   and storage fees and natural gas
   gathering and processing fees                       $   1,967,506,496                1,166,664,621                 533,106,747

Costs and expenses:
 Product costs and direct
   operating expenses                                      1,926,255,573                1,145,320,892                 520,389,482
 General and administrative                                   13,541,013                    7,987,162                   4,998,771
 Depreciation and amortization                                 8,475,461                    3,455,999                   1,169,541
                                                       -----------------            -----------------            ----------------
                                                           1,948,272,047                1,156,764,053                 526,557,794
                                                       -----------------            -----------------            ----------------

     Operating income                                         19,234,449                    9,900,568                   6,548,953

Other income (expenses):
 Interest income                                               2,059,494                    1,777,441                     520,900
 Equity in earnings of affiliates                                      -                       92,280                     942,216
 Minority interests                                                    -                      (22,414)                   (337,253)
 Interest expense                                             (7,591,223)                  (4,042,616)                 (2,530,945)
 Other financing costs                                          (572,590)                    (373,533)                   (333,155)
 Other, net                                                            -                      150,808                           -
                                                       -----------------            -----------------            ----------------
                                                              (6,104,319)                  (2,418,034)                 (1,738,237)
                                                       -----------------            -----------------            ----------------
     Earnings before
       income taxes                                           13,130,130                    7,482,534                   4,810,716

Income tax (expense) benefit                                  (5,492,500)                   1,688,778                    (192,747)
                                                       -----------------            -----------------            ----------------
     Net earnings                                      $       7,637,630                    9,171,312                   4,617,969
                                                       =================            =================            ================

Weighted average common
 shares outstanding:
     Basic                                                    25,886,737                   21,742,625                  14,971,775
                                                       =================            =================            ================
     Diluted                                                  26,679,503                   22,544,402                  15,153,622
                                                       =================            =================            ================

Earnings per common share
     Basic                                             $            0.30                         0.42                        0.31
                                                       =================            =================            ================
     Diluted                                           $            0.29                         0.41                        0.30
                                                       =================            =================            ================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

YEARS ENDED APRIL 30,  1998, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------

                                                  Capital in
                                  Common          excess of          Unearned          Retained
                                   stock          par value        Compensation        earnings          Total
                               ------------   ---------------   -----------------   --------------   -------------
BALANCE AT APRIL 30, 1995      $ 1,478,071        36,912,002                  -       (9,919,371)       28,470,702

Common stock issued for
     cash                          455,046        24,558,462                  -                -        25,013,508
Costs related to issuance of
     common stock                        -          (282,988)                 -                -          (282,988)
Net earnings                             -                 -                  -        4,617,969         4,617,969
                               -----------     -------------    ---------------     ------------     -------------
BALANCE AT APRIL 30, 1996        1,933,117        61,187,476                  -       (5,301,402)       57,819,191

Change in the par value of
     common stock from
     $.10 to $.01 in
     connection with merger     (1,739,805)        1,739,805                  -                -                 -

Common stock issued in
     merger                         14,744         8,093,785                  -                -         8,108,529
Common stock issued for
     minority interest in
     subsidiary                      1,000           974,000                  -                -           975,000
Common stock repurchased
     and retired                      (148)         (199,852)                 -                -          (200,000)
Common stock issued for
     options exercised               2,130           780,822                  -                -           782,952
Common stock issued for
     cash in public
     offering                       46,909        62,952,321                  -                -        62,999,230
Costs related to
     issuance of common stock            -          (684,473)                 -                -          (684,473)
Net earnings                             -                 -                  -        9,171,312         9,171,312
                               -----------     -------------    ---------------     ------------     -------------
BALANCE AT APRIL 30, 1997          257,947       134,843,884                  -        3,869,910       138,971,741

Common stock issued for
     options exercised                 922           406,404                  -                -           407,326
Tax benefit arising from
     options exercised                   -           583,000                  -                -           583,000
Costs related to
 issuance of common stock                -           (53,863)                 -                -           (53,863)
Unearned compensation
     related to restricted
     stock awards                      560           938,440           (939,000)               -                 -

Amortization of unearned
     compensation                        -                 -            258,469                -           258,469
Net earnings                             -                 -                  -        7,637,630         7,637,630
                               -----------     -------------    ---------------     ------------     -------------
BALANCE AT APRIL 30, 1998      $   259,429       136,717,865           (680,531)      11,507,540       147,804,303
                               ===========    ==============    ===============     ============     =============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

YEARS ENDED APRIL 30, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------
                                                                      1998              1997              1996
                                                                  ------------      ------------      ------------
Cash flows from operating activities:
   Net earnings                                                $    7,637,630         9,171,312         4,617,969
   Adjustments to reconcile net earnings to net
    cash used by operating activities:
     Depreciation and amortization                                  8,475,461         3,455,999         1,169,541
     Equity in earnings of affiliates                                       -           (92,280)         (942,216)
     Minority interests                                                     -            22,414           337,253
     Deferred tax expense (benefit)                                 5,173,000        (2,274,600)                -
     Loss (gain) on disposition of assets                             (35,097)          (70,489)          167,459
     Amortization of deferred debt issuance costs                     402,102           183,591            55,588
     Changes in operating assets and liabilities,
       net of noncash activities:
             Trade accounts receivable                            (27,247,275)      (25,750,916)       (3,297,248)
             Inventories                                            8,935,970       (18,737,315)       (2,247,795)
             Prepaid expenses and other                            (1,025,817)          199,516          (569,818)
             Trade accounts payable                                (8,059,245)       26,656,549       (10,979,599)
             Inventory due under exchange
               agreements                                            (413,293)       (3,892,466)        4,978,815
             Excise taxes payable and other
               accrued liabilities                                  1,586,463         1,543,032         2,845,886
                                                               ---------------     ------------     -------------
                  Net cash (used) by
                    operating activities                           (4,570,101)       (9,585,653)       (3,864,165)
                                                               ---------------     ------------     -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                     (66,634,291)      (92,294,394)       (4,124,264)
   Proceeds from sale of assets                                        83,875            18,318           320,210
   Cash received in connection with acquisitions                    1,222,360         2,315,527                 -
   Costs related to acquisition                                      (130,755)         (399,284)                -
   Cash balance in subsidiary sold                                          -          (111,341)                -
   Decrease (increase) in other assets, net                          (671,851)          550,709          (377,323)
                                                               ---------------     ------------     -------------
                  Net cash (used) by
                    investing activities                          (66,130,662)      (89,920,465)       (4,181,377)
                                                               ---------------     ------------     -------------
Cash flows from financing activities:
   Borrowings (repayments) of long-term debt, net                  64,195,400        35,825,400        (9,100,568)
   Deferred debt issuance costs                                      (425,071)       (1,435,900)         (295,360)
   Common stock issued for cash                                       407,326        63,782,182        25,013,508
   Stock subscription received in cash                                      -                 -        30,000,002
   Costs related to issuance of common stock                          (53,863)         (684,473)         (970,634)
                                                               ---------------     ------------     -------------
                  Net cash provided by
                    financing activities                           64,123,792        97,487,209        44,646,948
                                                               ---------------     ------------     -------------
                  Increase (decrease) in cash
                    and cash equivalents                           (6,576,971)       (2,018,909)       36,601,406

Cash and cash equivalents at beginning of year                     36,384,325        38,403,234         1,801,828
                                                               ---------------     ------------     -------------
Cash and cash equivalents at end of year                       $   29,807,354        36,384,325        38,403,234
                                                               ===============     ============     =============

                                                                                                       (Continued)

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

YEARS ENDED APRIL 30, 1998, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------
                                                                     1998             1997         1996
                                                                     ----             ----         ----
Supplemental disclosures of cash flow information:

Acquisition of Sheffield Exploration Company

Fair value of assets acquired                                   $          -       8,739,247               -
Fair value of liabilities assumed                                          -        (231,484)              -
                                                               -------------     -----------     -----------
                                                                           -       8,507,763               -
Costs related to acquisition                                               -        (399,284)              -
                                                               -------------     -----------     -----------

Fair value of stock issued                                       $         -       8,108,479               -
                                                               =============     ===========     ===========

Cash received in connection with acquisition
     included in assets acquired                                $          -       2,315,527               -
                                                               =============     ===========     ===========

Sale of Sheffield Operating Company

Fair value of assets sold                                      $           -       1,991,403               -
Fair value of liabilities assumed by purchaser                             -         245,451               -
                                                               -------------     -----------     -----------

Fair value of consideration received                           $           -       2,236,854               -
                                                               =============     ===========     ===========

Cash distributed in connection with sale
     included in assets sold                                   $           -         111,341               -
                                                               =============     ===========     ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) NATURE OF BUSINESS AND BASIS OF PRESENTATION


     TransMontaigne Oil Company ("TransMontaigne") is a holding company which pursues, through its subsidiaries, business opportunities in the downstream sector of the petroleum industry. TransMontaigne's principal operating subsidiaries are engaged in pipelining, terminaling, storing and marketing refined petroleum products principally in the Mid-Continent region of the United States and in natural gas gathering and processing in the Rocky Mountain region of the United States.

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

     (b) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include TransMontaigne and its subsidiaries. Principal TransMontaigne subsidiaries are TransMontaigne Transportation Services Inc. which provides refined petroleum product and crude oil pipeline transportation, terminal and storage services to the downstream sector of the petroleum industry through its subsidiaries, TransMontaigne Pipeline Inc. and TransMontaigne Terminaling Inc.; TransMontaigne Product Services Inc. which provides refined petroleum products, crude oil and natural gas liquids supply, distribution and marketing services to the downstream sector of the petroleum industry; Bear Paw Energy Inc. which provides natural gas gathering and processing services to oil and gas producers as well as to end-users of natural gas liquids and residue natural gas; and TransMontaigne's 65% owned subsidiary, TransMontaigne Holding Inc. which owns a minority interest in a refinery. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c) CASH AND CASH EQUIVALENTS

     TransMontaigne considers all short-term investments with a maturity of three months or less when acquired to be cash equivalents.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (d) INVENTORIES

    Inventories of refined products are stated at the lower of last-in, first-out (LIFO) cost or market determined on an aggregate basis. Refined products due from third parties under exchange agreements are included in inventory and recorded at current replacement cost. Refined products due to third parties under exchange agreements are recorded at current replacement cost. Adjustments resulting from changes in current replacement cost for refined products due to or from third parties under exchange agreements are reflected in cost of products sold. The exchange agreements are typically for a term of 30 days and are generally settled by delivering product to or receiving product from the party to the exchange.

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

    (f) INVESTMENT IN LION OIL COMPANY

    Effective May 1, 1997 TransMontaigne Holding Inc., a 65% owned subsidiary of TransMontaigne, issued to its 35% minority shareholders irrevocable proxies to vote their 35% share of the 27.75% interest in Lion owned by TransMontaigne Holding Inc. in order to assure that the 35% minority interest shareholders would continue to post their pro rata share of $1,400,000 in standby letters of credit to assist Lion in obtaining financing. Since the issuance of the irrevocable proxies reduced TransMontaigne's voting interest in Lion from 27.75% to 18.0375%, TransMontaigne changed its method of accounting for the investment in Lion from the equity method, under which the investment originally recorded at cost is adjusted to recognize TransMontaigne's share of Lion net earnings or losses as incurred, to the historical cost method, under which the investment is recorded at cost and dividends or other distributions are recognized as received. As of May 1, 1997 the investment in Lion by TransMontaigne Holding Inc. representing its original cost plus accumulated net earnings was $15,586,097 and the related minority interest was $5,475,377.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (g) GOODWILL

    Goodwill is included in other assets and its amortization is included in depreciation and amortization expense. Goodwill related to the purchase of the minority interest of Bear Paw Energy Inc. is amortized on a straight-line basis over fifteen years. Accumulated amortization was $97,500 and $32,500 at April 30, 1998 and 1997, respectively.

    (h) RECOGNITION OF REVENUE

    Revenue from the sale of refined petroleum products, natural gas liquids and residue natural gas is recorded at the time title and risk of ownership pass. Transfers of products to or from third parties under exchange agreements do not culminate the earnings process and are recorded as inventory and liability transactions with no effect on income.

    (i) DEFERRED DEBT ISSUANCE COSTS

    Deferred debt issuance costs related to senior subordinated debentures and the long-term credit agreements are amortized on the interest method over the term of the underlying debt instrument. Accumulated amortization was $742,613 and $340,511 at April 30, 1998 and 1997, respectively.

    (j) INCOME TAXES

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

    (k) MINORITY INTERESTS

    Minority interests consist of ownership interests in TransMontaigne Holding Inc. attributable to shareholders other than TransMontaigne.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (l) INVENTORY MANAGEMENT

    TransMontaigne manages the risk associated with fluctuations in the price of refined petroleum products inventory and purchase and sales commitments, and may selectively enter into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recorded in inventory and are recognized when the inventory is sold. Since February 1996, TransMontaigne has also engaged in the trading of futures contracts. Gains and losses from these trading activities are recognized as incurred.

    TransMontaigne's Risk and Product Management Committee reviews the total inventory position on a weekly basis in order to ensure compliance with TransMontaigneOs inventory management policies, including all hedging and trading activities. TransMontaigne has adopted policies whereby its net inventory position subject to price risk requires the prior approval of the Risk and Product Management Committee.

    At April 30, 1998, TransMontaigne had no net open futures contracts designated as hedges, and there were no deferred hedging gains or losses.

    In connection with its trading activities, TransMontaigne had outstanding contracts to sell 17,485,000 barrels of product and contracts to purchase 17,485,000 barrels of product at April 30, 1998 and outstanding contracts to sell 1,300,000 barrels of product and contracts to purchase 1,300,000 barrels of product at April 30, 1997. The net unrealized gains relating to such contracts of approximately $2,585,000 at April 30, 1998 and the net unrealized losses of approximately $148,000 at April 30, 1997 have been included in operations. Net trading losses on futures contracts of approximately $389,000 for the year ended April 30, 1998 and net trading gains of approximately $161,000 for the year ended April 30, 1997 have been included in product sales and product costs and direct operating expenses in the accompanying consolidated statements of operations.

    Product futures contracts are traded on the New York Mercantile Exchange (NYMEX). The change in market value of NYMEX-traded futures contracts requires daily cash settlements in margin accounts with brokers. NYMEX future contracts are guaranteed by the NYMEX and have nominal credit risk. TransMontaigne is exposed to credit risk in the event the counterparties to other third party agreements are not able to perform their contractual obligations.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (m) EARNINGS PER COMMON SHARE

     Earnings per common share has been calculated based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards No. 128, issued in February 1997.

     (n) RECLASSIFICATIONS

     Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the classifications used in 1998.

(2)  MERGER

     TransMontaigne is the surviving corporation of a merger between TransMontaigne Oil Company and Sheffield Exploration Company, Inc. (Sheffield) effective June 4, 1996. The merger constituted a reverse acquisition, in that Sheffield survived the merger, but was then owned approximately 93% by the former stockholders of TransMontaigne Oil Company. Consequently, the transaction was accounted for as a purchase of Sheffield by TransMontaigne. As a result of the merger, (i) Sheffield's name was changed to TransMontaigne Oil Company; (ii) the number of shares of authorized common stock was increased to 40,000,000; and (iii) stock options which Sheffield had outstanding prior to the merger became options to purchase 79,338 shares of TransMontaigne's common stock at $3.65 per share. These options were exercised prior to their September 2, 1996 expiration date.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(3) ACQUISITIONS

    On November 25, 1997 TransMontaigne, through a wholly owned subsidiary, TransMontaigne Terminaling Inc., acquired the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; and certain other assets.

    The ITAPCO Terminal Corporations purchase price was $32,000,000 ($31,458,000 cash plus assumption of outstanding bank debt of approximately $542,000) and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. The 17 ITAPCO Terminal Corporations were merged into a wholly owned subsidiary of TransMontaigne effective December 1, 1997. The cost of the ITAPCO Terminal Corporations has been allocated primarily to the terminal facilities acquired and to the other related assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

    On December 20, 1996, TransMontaigne, through a wholly owned subsidiary, Bear Paw Energy Inc., acquired for approximately $71,000,000 cash the Grasslands natural gas gathering, treating, processing and fractionating system located in western North Dakota and northeastern Montana (the "Grasslands Facilities"). The cost of the Grasslands Facilities has been allocated to the assets acquired based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

    The following summarized unaudited pro forma results of operations assumes that the acquisitions of the ITAPCO Terminal Corporations and Grasslands Facilities occurred as of May 1, 1996.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(3) ACQUISITIONS (CONTINUED)

    The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if the ITAPCO Terminal Corporations and Grasslands Facilities had been acquired as of May 1, 1996 or which will be attained in the future.

                                                         1998           1997
                                                         ----           ----
       Revenues                                    $1,974,770,030  1,208,635,978
                                                   ==============  =============
       Net earnings                                $    7,548,372     11,117,170
                                                   ==============  =============

       Earnings per common share:
            Basic                                  $         0.29           0.51
                                                   ==============  =============
            Diluted                                $         0.28           0.49
                                                   ==============  =============

(4)   INVENTORIES

                                                         1998           1997
                                                         ----           ----
       Refined petroleum products                  $   28,874,634     35,758,217
       Refined petroleum products due from
           third parties under exchange agreements      4,392,462      6,148,220
       Other                                              143,385        440,014
                                                   --------------  -------------

                                                   $   33,410,481     42,346,451
                                                   ==============  =============

    As of April 30, 1998, TransMontaigne recorded an adjustment of approximately $1,688,000 to reduce inventories to the lower of cost (LIFO) or market and decrease net earnings for the year ended April 30, 1998 by approximately $999,000.

    If the lower of average or replacement cost method of accounting had been used instead of the LIFO method for valuing refined petroleum products, inventories would have been approximately the same at April 30, 1998 due to the fourth quarter adjustment of inventory to replacement cost and $5,563,000 greater than reported at April 30, 1997.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

-------------------------------------------------------------------------------

(4)  INVENTORIES (CONTINUED)

     TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates. A portion of this inventory represents line fill and tank bottoms which is required for operating balances in the conduct of TransMontaigne's daily distribution activities and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. TransMontaigne's natural gas liquids and residual natural gas inventory is not significant.

(5)  PROPERTY, PLANT AND EQUIPMENT

                                                   1998            1997
                                                   ----            ----
     Land                                       $  2,801,964      1,222,195
     Pipelines, rights of way and equipment       25,267,771     19,088,562
     Terminals and equipment                      53,722,440     14,726,237
     Natural gas gathering and processing         98,253,680     83,209,767
     Other plant and equipment                     6,426,020      2,986,245
                                                ------------   ------------
                                                 186,471,875    121,233,006
     Less accumulated depreciation                18,705,670     10,704,252
                                                ------------   ------------
                                                $167,766,205    110,528,754
                                                ============   ============

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(6)  INVESTMENT IN LION

     TransMontaigne, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18% of the common stock of Lion. At April 30, 1998 TransMontaigne's investment in Lion, carried at cost, was approximately $10,111,000. At April 30, 1997 TransMontaigne's investment in Lion, carried at equity, was approximately $15,586,000 and the minority interests were approximately $5,475,000.

     TransMontaigne has a $2,600,000 standby letter of credit outstanding to a bank to assist Lion in obtaining financing. No outstanding obligations exist under this letter of credit as of April 30, 1998.

(7)  LONG-TERM DEBT

     Long-term debt at April 30, 1998 and 1997 is as follows:


                                                          1998          1997
                                                          ----          ----

     Line of credit with a bank                      $  50,000,000    10,815,000
     Senior notes                                       75,000,000    50,000,000
     12  3/4% senior subordinated debentures, net
              of discount (face amount $4,000,000)       3,969,667     3,959,267
                                                     -------------   -----------
                                                     $ 128,969,667    64,774,267
                                                     =============   ===========

     TransMontaigne's bank credit facility at April 30, 1998 is a $175,000,000 working capital revolving credit facility with a money center bank due December 31, 2002. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The interest rate at April 30, 1998 was 6.375% and at April 30, 1997 was 6.94%.

     As of April 30, 1998, TransMontaigne had advances of $50,000,000 outstanding under the bank credit facility and $2,600,000 of the facility was used to support a standby letter of credit to a bank on behalf of Lion.

     In April 1997 TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100 million of TransMontaigne's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(7)  LONG-TERM DEBT (CONTINUED)

     On April 17, 1997 and December 16, 1997, TransMontaigne sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% and $25,000,000 of 7.22% Senior Notes due April 17, 2003 and October 17, 2004, respectively, all of which was outstanding at April 30, 1998.

     The bank credit facility agreement and the Master Self Agreement each contain similar negative pledge covenants by TransMontaigne and its subsidiaries and both are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and open inventory positions. As of April 30, 1998, TransMontaigne was in compliance with all such tests.

     In March 1991, TransMontaigne issued 12 3/4% senior subordinated debentures which are guaranteed by certain subsidiaries and are due December 15, 2000. The debentures are subject to a required redemption of $2,000,000 on December 15, 1999 and December 15, 2000. The debentures may be prepaid prior to maturity at a premium, under certain circumstances. In conjunction with the issuance of these debentures, TransMontaigne issued warrants to purchase 248,686 shares of its common stock. The warrant exercise price was reduced effective April 26, 1995 from $6.10 per share to $3.60 per share, through December 15, 2000.

     Maturities of long-term debt for fiscal years subsequent to 1998 are as follows:

        1999                               $            -
        2000                                    2,000,000
        2001                                    1,969,667
        2002                                            -
        2003                                  100,000,000
        2004                                            -
        2005                                   25,000,000
                                           --------------
                                           $  128,969,667
                                           ==============

     Cash payments for interest were approximately $6,995,000, $4,404,000, and $2,994,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(8)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each of on and off-balance sheet financial instruments, along with the methods and assumptions used to estimate such fair values at April 30, 1998 and 1997:

     CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES AND TRADE ACCOUNTS PAYABLE

     The carrying amount approximates fair value because of the short term maturity of these instruments.

     LONG-TERM DEBT

     The carrying value of the line of credit approximates fair value since it bears interest at current market interest rates.

     The carrying values of the Senior notes approximate fair value since the interest rates approximate the current market rates for similar debt instruments.

     The estimated fair value of the 12 3/4% senior subordinated debentures is $4,477,000. The fair value estimate has been calculated assuming a current market rate for similar debt instruments of 9%.

     FUTURES CONTRACTS

     The carrying value and fair value of the futures contracts entered into for trading purposes was an asset of approximately $2,585,000 at April 30, 1998 and a liability of approximately $148,000 at April 30, 1997 based on the quoted market price of the related futures contracts.

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

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(9)  SALE OF SUBSIDIARY

     On October 31, 1996 TransMontaigne sold a wholly owned subsidiary for approximately $2,237,000 and received as consideration a note for approximately $2,067,000 payable over five years, a receivable for $100,000 and shares of common stock representing an approximate 18% interest in the acquiring company's common stock. On November 4, 1996 TransMontaigne received a $700,000 cash payment on the note and the $100,000 receivable was collected. On January 3, 1997, 14,815 shares of TransMontaigne's stock and cash of $200,000 were received as payment on the note. These shares were valued at the January 2, 1997 closing price of $13.50 and were retired. Additional cash payments on the note of $50,000 were received on January 2, 1998 and April 1, 1998.

(10) SHAREHOLDERS' EQUITY

     In April 1996 TransMontaigne completed a private placement of 4,545,456 shares of common stock at $5.50 per share receiving net proceeds of $24,731,000.

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

(11) RESTRICTED STOCK

     TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the year ended April 30, 1998, the TransMontaigne Board of Directors approved the issuance of 56,000 shares to certain key employees. Unearned compensation is amortized over the four year vesting period. Accumulated amortization was $258,469 at April 30, 1998.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(12)  STOCK OPTIONS

      TransMontaigne has adopted three stock option plans, (the "1991 Plan", the "1995 Plan" and the "1997 Plan") under which stock options may be granted to employees. No additional options are available to be granted under either the 1991 Plan or the 1995 Plan. Options granted under the 1991 Plan and 1997 Plan expire no later than ten years from the date of grant and under the 1995 Plan expire no later than seven years from the date of grant. At April 30, 1998, options granted under the 1991 Plan and 1995 Plan have vested and none of the options granted under the 1997 Plan have vested. The options granted under the 1997 Plan, vest 10% end of first year, 20% end of second year, 30% end of third year, and 40% end of fourth year.

      The following table summarize information about stock options outstanding for the years ended April 30, 1998, 1997 and 1996:

                                          1991 Plan                     1995 Plan                       1997 Plan
                                ------------------------------   ---------------------------     ----------------------------
                                                 Weighted                       Weighted                      Weighted
                                                 average                        average                        average
                                  Shares     exercised price      Shares    exercised price       Shares    exercised price
                                ----------  ------------------   --------  -----------------     --------  ------------------
Outstanding at April 30, 1995       95,754        $5.12           482,500        $2.70                  -             -
Granted                                  -            -           421,746         5.23                  -             -
Exercised                                -            -            (5,000)        2.70                  -             -
                                ----------  ------------------   --------  -----------------     --------  ------------------
Outstanding at April 30, 1996       95,754         5.12           899,246         3.88                  -             -
Granted                                  -            -                 -            -                  -             -
Exercised                          (17,500)        6.10          (118,246)        3.27                  -             -
                                ----------  ------------------   --------  -----------------     --------  ------------------
Outstanding at April 30, 1997       78,254         4.90           781,000         3.98                  -             -
Granted                                  -            -                 -            -            711,000        $16.65
Cancelled                                -            -                 -            -            (17,500)        17.25
Exercised                          (50,000)        4.46           (42,150)        4.37                  -             -
                                ----------  ------------------   --------  -----------------     --------  ------------------
Outstanding at April 30, 1998       28,254        $5.66           738,850        $3.96            693,500        $16.63
                                ==========  ==================   ========  =================     ========  ==================

Exercisable at April 30, 1998       28,254        $5.66           738,850        $3.96                  -             -
                                ==========  ==================   ========  =================     ========  ==================

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(12)  STOCK OPTIONS (CONTINUED)

      The following table summarizes information about options outstanding at April 30, 1998:

                                      Options Outstanding                               Options Exercisable
                            ---------------------------------------------------------    ----------------------------------
                                                  Weighted               Weighted                             Weighted
     Range of                   Number        average remaining          average            Number            average
 exercise prices             outstanding        life in years        exercise prices      exercisable      exercise prices
-----------------           -------------    -------------------    -----------------    -------------    -----------------
1991 Plan $ 3.50 - 6.10         28,254               2                   $ 5.66              28,254             $5.66

1995 Plan   2.70 - 5.50        738,850               4                     3.96             738,850              3.96

1997 Plan  15.00 - 17.25       693,500               9                    16.63                   -                 -


      TransMontaigne applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for TransMontaigne's three stock-based compensation plans had been determined on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, TransMontaigne's net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:


                                          1998           1997           1996
                                          ----           ----           ----
        Net earnings:
           As reported                  $7,637,630     $9,171,312     $4,617,969
           Pro forma                    $5,943,340     $8,724,685     $4,268,159

        Earnings per common share
           As reported
                 Basic                  $      .30     $      .42     $      .31
                 Diluted                $      .29     $      .41     $      .30
           Pro forma
                 Basic                  $      .23     $      .40     $      .29
                 Diluted                $      .22     $      .39     $      .28

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------
(12) STOCK OPTIONS (CONTINUED)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted: no dividend yield; expected volatility of 31%; risk-free rate of 6.14% and 6.27%; and expected life of 7 years and 6.37 years during the years ended April 30, 1998 and 1996, respectively. The weighted average fair value at grant date for options granted during the years ended April 30, 1998 and 1996 was $16.68 and $5.23, respectively. There were no stock options granted during the year ended April 30, 1997.

(13)  EMPLOYEE BENEFIT PLAN

      TransMontaigne has established a 401(k) retirement savings plan for all employees. The plan allows participants to contribute up to 15% of their compensation, with TransMontaigne making a discretionary percentage matching contribution as determined by management based upon its financial performance. Employees vest 25% per year in TransMontaigne's contribution. The total amount of TransMontaigne's discretionary percentage matching contributions for the year ended April 30, 1998 was $172,434 and for the year ended April 30, 1997 was $31,410. TransMontaigne did not make a contribution to a predecessor employee profit sharing plan for the year ended April 30, 1996.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(14)  INCOME TAXES

      Income tax expense (benefit) expense for years ending April 30 consists of the following:

                                                   1998          1997           1996
                                                   ----          ----           ----
      Current state income taxes                $   319,500       585,822       192,747
      Deferred federal income taxes               4,630,000    (1,975,300)            -
      Deferred state income taxes                   543,000      (299,300)            -
                                                 ----------   -----------    ----------
                 Income tax expense (benefit)   $ 5,492,500    (1,688,778)      192,747
                                                ===========   ===========    ==========

      Income tax expense (benefit) differs from the amount computed by applying the federal corporate income tax rate of 34% to pretax earnings as a result of the following:

                                                   1998           1997           1996
                                                   ----           ----           ----
      Computed "expected"
        tax expense                             $ 4,464,000     2,544,000     1,636,000

      Increase (reduction) in income
        taxes resulting from:
          Increase (decrease) in the
             valuation allowance for
             deferred tax assets
             allocated to income tax
             expense                                      -    (4,474,000)   (1,785,000)
          Recognition of tax benefit of net
             operating loss carryforwards
             of acquired entity                           -    (1,021,600)            -
          Adjustment of prior year's
             cumulative temporary differences
             offset by a change in the
             valuation allowance                          -       497,000             -
          State income taxes, net of
             federal income tax benefit             723,300       387,000       127,000
          Other, net                                305,200       378,822       214,747
                                                -----------   -----------   -----------

               Income tax expense (benefit)     $ 5,492,500    (1,688,778)      192,747
                                                ===========   ===========   ===========

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(14)   INCOME TAXES (CONTINUED)

       The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1998 and 1997 are as follows:

                                                             1998            1997
                                                             ----            ----
       Deferred tax assets:
        Inventories, principally due to difference in
            costing method used for tax purposes        $  3,384,000       2,196,000
        Net operating loss carryforwards                   5,829,000       6,969,000
        Alternative minimum tax credit carryforwards          67,000          24,000
                                                        ------------    ------------

              Gross deferred tax assets                    9,280,000       9,189,000

       Deferred tax liabilities:
        Unrealized commodity futures contract
          gains                                             (957,000)       (122,000)
        Plant and equipment, principally due to                           (4,895,000)
          differences in depreciation methods             (8,741,000)
        Investments in affiliated company,
          principally due to undistributed earnings         (496,000)       (496,000)
                                                        ------------      ----------

              Deferred tax (liabilities) assets, net    $   (914,000)      3,676,000
                                                        ============      ==========

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

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(14)  INCOME TAXES (CONTINUED)

      As a result of the Grasslands acquisition in December 1996 and the public offering of common stock in February 1997, and based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believed the "more likely than not" criteria had been satisfied as of April 30, 1997, and that the benefits of future deductible differences will be realized. Accordingly, the remaining valuation allowance was reversed to income for the year ended April 30, 1997.

      At April 30, 1998, TransMontaigne has aggregate net operating loss carryforwards for federal income tax purposes of approximately $15,350,000 which are available to offset future federal taxable income, if any, through 2010. In addition, TransMontaigne has alternative minimum tax credit carryforwards of approximately $67,000 available to reduce future federal regular income taxes, if any, which can be carried forward indefinitely.

      As a result of the merger in June 1996, TransMontaigne acquired net operating loss carryforwards of approximately $7,892,000, which are included in the aggregate net operating loss carryforwards, and are limited to approximately $1,300,000 annually. A portion of the tax benefit of the utilization of such carryforwards has been recognized as a reduction of goodwill recorded in the acquisition. Due to changes in ownership which occurred through April 30, 1996, the use of the remaining net operating loss carryforwards to offset taxable income is limited to approximately $4,300,000 annually.

      Under SFAS 109, TransMontaigne provides for deferred income taxes on the undistributed net earnings of Lion. Under the transition rules in SFAS 109, TransMontaigne is not required to recognize a deferred tax liability of approximately $6,100,000 for the undistributed net earnings of Lion which arose prior to the adoption of SFAS 109 because TransMontaigne currently does not expect those undistributed earnings to become taxable to it in the foreseeable future. A deferred tax liability will be recognized on these undistributed earnings when TransMontaigne expects that it will recover those undistributed earnings in a taxable manner, such as through the receipt of dividends or the sale of the investment.

      TransMontaigne paid in cash federal income taxes of approximately $500,000 and $126,000 for the years ended April 30, 1998 and April 30, 1997, respectively, and state income taxes of approximately $575,000, $214,000 and $106,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(15)  RELATED PARTY TRANSACTIONS

      TransMontaigne had sales of $13,550,000 and $10,900,000 to, and purchases of $51,940,000 and $49,700,000 from, Lion for the years ended April 30, 1998 and 1997, respectively.

      Related party balances at April 30, 1998 and 1997 were:



                                            1998             1997
                                            ----             ----
        Accounts receivable               $   99,095       2,694,913
        Accounts payable                   1,644,195         228,462


(16)  NEW ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"), was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement by TransMontaigne as of May 1, 1996 had no effect on its consolidated financial statements.

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued in February 1997, by the Financial Accounting Standards Board. SFAS 128 established new standards for computing and presenting earnings per share ("EPS") including simplifying the standards for computing EPS and making them comparable to international EPS standards. This statement replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 ("APB No. 15") with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The following tables reconcile the computation of basic EPS and diluted EPS for the years ended April 30, 1998, 1997 and 1996.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(16) NEW ACCOUNTING STANDARDS (CONTINUED)

                                                    1998                                                1997
                             -----------------------------------------------     -----------------------------------------------
                                 Earnings           Shares            Per           Earnings           Shares             Per
                               (Numerator)       (Denominator)       Share         (Numerator)       (Denominator)       Share
                             ---------------   -----------------   ---------     ---------------   -----------------   ---------
Basic EPS - Net earnings
  available to common
  stockholders                  $7,637,630        25,886,737         $0.30          $9,171,312         21,742,625         $0.42
                                                                   =========                                           =========

Effect of Dilutive
  Securities
     Stock options                       -           600,478                                 -            630,900
     Stock warrants                      -           192,288                                 -            170,877
                             ---------------   -----------------                 ---------------   -----------------

Diluted EPS - Net earnings
   available to common
   stockholders
   and assumed
   conversions                  $7,637,630        26,679,503         $0.29          $9,171,312         22,544,402         $0.41
                             ===============   =================   =========     ===============   =================   =========

                                                             1996
                           ----------------------------------------------------------------------
                                   Earnings                      Shares                  Per
                                  (Numerator)                (Denominator)              Share
                           ---------------------       ----------------------       -------------

Basic EPS - Net earnings
  available to common
  stockholders                        $4,617,969                  $14,971,775               $0.31
                                                                                    =============

Effect of Dilutive
  Securities
     Stock options                             -                      160,370
     Stock warrants                            -                       21,477
                           ---------------------       ----------------------

Diluted EPS - Net
  earnings available
   to
  common stockholders
  and assumed
  conversions                         $4,617,969                  $15,153,622               $0.30
                           =====================       ======================       =============

       Stock options to purchase 503,500 and 190,000 shares of common stock at $17.25 and $15.00 per share, respectively, were outstanding at April 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares at April 30, 1998.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(17)  CONCENTRATION OF CREDIT RISK

      Substantially all of TransMontaigne's trade accounts receivable at April 30, 1998 and 1997 result from sales of refined petroleum products to numerous companies in the oil and gas industry. This concentration could impact TransMontaigne's overall credit risk since these companies could be affected by industry-wide changes in economics or other conditions. Since TransMontaigne provides short-term credit to its customers, which are generally either major and large independent oil companies or wholesale distributors of these products, it may require collateral, such as letters of credit, liens on products and guarantees as determined on a customer by customer basis. TransMontaigne maintains allowances for potential uncollectible accounts receivable, which historically have been minimal. The trade accounts receivable outstanding at April 30, 1998 and 1997 were substantially paid during the 60 day period subsequent to those respective dates.

(18)  BUSINESS SEGMENTS

      Prior to the year ended April 30, 1997 TransMontaigne's principal operating business segment was logistical petroleum services related to pipelining, terminaling and storing and supply, distribution and marketing of refined petroleum products. In November 1997 TransMontaigne acquired the ITAPCO Terminal Corporations the refined petroleum products, chemicals and other bulk liquids operations of which are included in the logistical petroleum services business segment.

      In December 1996, TransMontaigne acquired the Grasslands Facilities and expanded its other natural gas gathering and processing facilities. The natural gas services business segment conducted operations for approximately five months during the year ended April 30, 1997 and during all of the year ended April 30, 1998.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(18)  BUSINESS SEGMENTS (CONTINUED)



      Information about TransMontaigne's business segments for the years ended April 30, 1998 and 1997 is summarized below:

Revenues                                                                             1998                        1997
                                                                                     ----                        ----
 Logistical petroleum services                                           $        1,907,041,515     $          1,143,524,074
 Natural gas services                                                                60,464,981                   23,140,547
                                                                           --------------------       ----------------------
                                                                         $        1,967,506,496     $          1,166,664,621
                                                                           ====================       ======================
Operating income
 Logistical petroleum services                                           $           15,203,078     $              6,747,996
 Natural gas services                                                                 5,231,371                    4,189,122
 Corporate                                                                           (1,200,000)                  (1,036,550)
                                                                           --------------------       ----------------------
                                                                         $           19,234,449     $              9,900,568
                                                                           ====================       ======================
Identifiable assets at year end (net of
   depreciation)
 Logistical petroleum services                                           $          177,707,215     $            112,178,478
 Natural gas services                                                                94,089,703                   86,730,296
 Corporate                                                                           51,507,912                   62,815,546
                                                                           --------------------       ----------------------
                                                                         $          323,304,830     $            261,724,320
                                                                           ====================       ======================
Depreciation and amortization
 Logistical petroleum services                                           $            2,515,030     $              1,338,768
 Natural gas services                                                                 5,114,745                    1,735,034
 Corporate                                                                              845,686                      382,197
                                                                           --------------------       ----------------------
                                                                         $            8,475,461     $              3,455,999
                                                                           ====================       ======================
Capital expenditures
 Logistical petroleum services                                           $           47,588,090     $             11,118,556
 Natural gas services                                                                15,561,633                   80,059,318
 Corporate                                                                            3,484,568                    1,116,520
                                                                           --------------------       ----------------------
                                                                         $           66,634,291     $             92,294,394
                                                                           ====================       ======================

      The Corporate business segment represents all of TransMontaigne's activities and assets which are not specifically identified with the primary business segments, including cash and cash equivalents, investments and other assets.

TRANSMONTAIGNE OIL COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

(19)  FINANCIAL RESULTS BY QUARTER (UNAUDITED)

                                                               Three Months Ended                             Year Ended
                                      -------------------------------------------------------------------  ---------------
                                           July 31        October 31       January 31        April 30          April 30
                                            1997             1997             1998             1998              1998
                                      ----------------  ---------------  ---------------  ---------------  ---------------
Revenues                             $   462,149,000      545,100,000      470,732,000      489,525,000      1,967,506,000
Total costs
   and expenses                          456,462,000      540,105,000      466,108,000      485,597,000      1,948,272,000
                                      ----------------  ---------------  ---------------  ---------------  ---------------

Operating income                     $     5,687,000        4,995,000        4,624,000        3,928,000         19,234,000

Net earnings                         $     3,010,000        2,397,000        1,718,000          513,000          7,638,000
Earnings per
   common share
   Basic                             $           .12              .09              .07              .02                .30
   Diluted                           $           .12              .09              .06              .02                .29

                                                               Three Months Ended                             Year Ended
                                      -------------------------------------------------------------------  ---------------
                                           July 31        October 31       January 31        April 30          April 30
                                            1996             1996             1997             1997              1997
                                      ----------------  ---------------  ---------------  ---------------  ---------------
Revenues                             $   194,052,000      276,771,000      340,654,000      355,188,000      1,166,665,000
Total costs
   and expenses                          191,816,000      274,298,000      338,210,000      352,440,000      1,156,764,000
                                      ----------------  ---------------  ---------------  ---------------  ---------------

Operating income                     $     2,236,000        2,473,000        2,444,000        2,748,000          9,901,000

Net earnings                         $     1,807,000        2,673,000        1,426,000        3,265,000          9,171,000
Earnings per
   common share
   Basic                             $           .08              .13              .07              .14                .42
   Diluted                           $           .08              .12              .07              .14                .41

                                                               Three Months Ended                             Year Ended
                                      -------------------------------------------------------------------  --------------
                                           July 31        October 31        January 31        April 30         April 30
                                            1995             1995              1996             1996             1996
                                      ----------------  ---------------  ---------------  ---------------  ---------------
Revenues                             $   107,691,000      134,324,000      105,960,000       185,132,000      533,107,000
Total costs
   and expenses                          105,128,000      133,461,000      106,118,000       181,851,000      526,558,000
                                      ----------------  ---------------  ---------------  ---------------  ---------------

Operating income                     $     2,563,000          863,000         (158,000)        3,281,000        6,549,000

Net earnings                         $     2,031,000          438,000         (867,000)        3,016,000        4,618,000
Earnings per
   common share
   Basic                             $           .14              .03             (.06)              .20              .31
   Diluted                           $           .14              .03             (.06)              .19              .30

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

          Not Applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on page 70 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

              *

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

              *

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              *

     * Incorporated by reference from the Proxy Statement dated August 6, 1998 for the Annual Meeting of Stockholders to be held on August 26, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                         Current Positions and Principal
            Name                  Age                  Occupations During Last Five Years
            ----                  ---                  ----------------------------------

Cortlandt S. Dietler               76         Chairman, Chief Executive Officer and a Director since
                                              April 1995; Chief Executive Officer of Associated Natural
                                              Gas Corporation prior to its 1994 merger with Panhandle
                                              Eastern Corporation (now Duke Energy Corporation) from
                                              1985 to 1994
Richard E. Gathright               44         President and Chief Operating Officer since September
                                              1996; Director since April 1995; Executive Vice President
                                              from April 1995 to September 1996; President of a
                                              subsidiary of TransMontaigne from December 1993 to April
                                              1995; President and Director of North American Operations
                                              for Aberdeen Petroleum PLC from 1988 to 1993
Harold R. Logan, Jr.               53         Executive Vice President/Finance, Treasurer and a Director
                                              since April 1995; Senior Vice President/Finance of
                                              Associated Natural Gas Corporation from 1985 to 1994
W. A. Sikora                       61         Executive Vice President since September 1996; Senior Vice
                                              President and Chief Financial Officer of a subsidiary of
                                              TransMontaigne from May 1995 to September 1996; business
                                              consultant from 1982 to April 1995
Erik B. Carlson                    51         Senior Vice President, General Counsel, and Secretary
                                              since January 1998; Senior Vice President, General Counsel and Secretary for Duke Energy Field Services, Inc.
                                              (formerly known as Pan Energy Field Services, Inc. and
                                              Associated Natural Gas, Inc.) in Denver from 1983 until
                                              December 1997
Frederick W. Boutin                43         Senior Vice President since April 1995; Vice President of
                                              Associated Natural Gas Corporation from 1985 to 1994
Rodney S. Pless                    37         Vice President, Controller and Chief Accounting Officer
                                              since December 1996; Vice President, Controller and other
                                              accounting positions of a subsidiary of TransMontaigne
                                              from 1987 to December 1996
Robert W. Bradberry                44         President of TransMontaigne Product Services Inc. since
                                              January 1, 1997; other senior management positions of a
                                              subsidiary of TransMontaigne from 1979 to January 1997
Robert J. Clark                    53         President of Bear Paw Energy Inc. since June 1996;
                                              President of a predecessor of Bear Paw Energy Inc. from
                                              March 1995 to June 1996; Senior Vice President of Snyder
                                              Oil Corporation from 1988 to March 1995
Larry F. Clynch                    53         President of TransMontaigne Transportation Services Inc.
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

     (1) Consolidated Financial Statements:

         TransMontaigne Oil Company

            Independent Auditors' Report

            Consolidated Balance Sheets as of April 30, 1998 and 1997

            Consolidated Statements of Operations for the years ended
                    April 30, 1998, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the years ended
                    April 30, 1998, 1997, and 1996

            Consolidated Statements of Cash Flows for the years ended
                    April 30, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules:  Not Applicable

   (3) Exhibits:

            A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

Exhibit No.                                    Description
-----------                                    -----------
    3.1               Restated Articles of Incorporation and Certificate of Merger.
                      Incorporated by reference to TransMontaigne Oil Company Form
                      10-K (Securities and Exchange Commission File No. 001-11763) for
                      the year ended April 30, 1996.
    3.2               Amended and Restated By-Laws.  Incorporated by reference to
                      TransMontaigne Oil Company Form S-2  (Securities and Exchange
                      Commission File No. 333-18795).

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K (continued)

    10.1       The TransMontaigne Oil Company Amended and Restated 1995 Stock
               Option  Plan. Incorporated by reference to TransMontaigne Oil
               Company Form 10-K (Securities and Exchange Commission File No.
               001-11763) for the year ended April 30, 1996.
    10.2 TransMontaigne Oil Company Equity Incentive Plan. Incorporated by reference to TransMontaigne Oil Company's Definitive Proxy
               Statement (Securities and Exchange Commission File No. 001-11763) filed in connection with the August 28, 1997 Annual Meeting of Shareholders.
    10.3       Stock Purchase Agreement effective April 17, 1996 between
               TransMontaigne Oil Company and the investors named therein.
               Incorporated by reference to TransMontaigne Oil Company Form 10-K
               (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.
    10.4       Anti-dilution Rights Agreement dated as of April 17, 1996 between
               TransMontaigne Oil Company and Waterwagon & Co., nominee for
               Merrill  Lynch Growth Fund. Incorporated by reference to
               TransMontaigne Oil Company Form 10-K (Securities and Exchange
               Commission File No. 001-11763) for the year ended April 30, 1996.
    10.5       Agreement to Elect Directors dated as of April 17, 1996 between
               TransMontaigne Oil Company and the First Reserve Investors named therein. Incorporated by reference to TransMontaigne Oil Company
               Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.
    10.6       Registration Rights Agreement dated as of April 17, 1996 between
               TransMontaigne Oil Company and the entities named therein.
               Incorporated by reference to TransMontaigne Oil Company Form 10-K
               (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.
    10.7       Agreement for Sale of McKenzie Gas Processing Plant and
               Grasslands Gas Gathering System dated as of October 31, 1996 between Bear Paw Energy, Inc. and Koch Hydrocarbon Company.
               Incorporated by reference to TransMontaigne Oil Company Form S-2
               (Securities and Exchange Commission File No. 333-18795).
    10.8       Credit Agreement between TransMontaigne Oil Company and The First
               National Bank of Boston, as Agent, dated December 18, 1996.
               Incorporated by reference to  TransMontaigne Oil Company Form S-2
               (Securities and Exchange Commission File No. 333-18795).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K (continued)

   10.9       Amendment No. 2 to Credit Agreement between TransMontaigne Oil
              Company and The First National Bank of Boston, as Agent, dated
              April 17, 1997. Incorporated by reference to TransMontaigne Oil
              Company Form 10-K (Securities and Exchange Commission File No.
              001-11763) for the year ended April 30, 1997.
   10.10      Amendment No. 3 to Credit Agreement between TransMontaigne Oil
              Company and BankBoston, N.A. (formerly known as The First
              National Bank of Boston), as Agent, dated December 1, 1997.
              FILED HEREWITH.
   10.11      Amended and Restated Credit Agreement between TransMontaigne
              Oil Company and BankBoston, N.A., as Agent, dated March 31,
              1998. FILED HEREWITH.
   10.12      Master Shelf Agreement among TransMontaigne Oil Company, The
              Prudential Insurance Company and U.S. Private Placement Fund,
              dated April 17, 1997. Incorporated by reference to
              TransMontaigne Oil Company Form 10-K (Securities and Exchange
              Commission File No. 001-11763) for the year ended April 30,
              1997.
   10.13      Letter Amendment No. 1, dated March 31, 1998, to Master Shelf
              Agreement dated as of April 17, 1997, among TransMontaigne Oil
              Company, The Prudential Insurance Company of America and U.S.
              Private Placement Fund. FILED HEREWITH.
   10.14      Offer to Purchase Stock and Certain Assets of the ITAPCO
              Corporations as listed therein and the Independent Terminal and
              Pipeline Company as described therein dated October 20, 1997, together with Exhibits A-E. Incorporated by reference to
              TransMontaigne Oil Company Current Report on Form 8-K
              (Securities and Exchange Commission File No. 001-11763) filed on December 10, 1997.
    21        Schedule of TransMontaigne's Subsidiaries. FILED HEREWITH.
   23.1       Consent of KPMG Peat Marwick LLP. FILED HEREWITH.
   27.1       Financial Data Schedule for the Fiscal Year Ended April 30,
              1998. FILED HEREWITH.
   27.2       Financial Data Schedules (restated) for the Quarters Ended July
              31, 1997 and October 31, 1997. FILED HEREWITH.
   27.3       Financial Data Schedules (restated) for the Quarters Ended July
              31, 1996, October 31, 1996 and January 31, 1997 and the Fiscal
              Years Ended April 30, 1997 and April 30, 1996. FILED HEREWITH.

(b)   Reports on Form 8-K.

      The following amendment on form 8-K/A was filed during the quarter ended April 30, 1998:

February 9, 1998 Amendment on Form 8-K/A to Current Report on Form 8-K filed by TransMontaigne Oil Company on December 10, 1997, amending the Form 8-K solely to add the financial statements of the business acquired, ITAPCO Terminal Corporations, as required by Item 7(a) of Form 8-K, and the pro forma financial information, as required by Item 7(b) of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRANSMONTAIGNE OIL COMPANY

                                      By  /s/CORTLANDT S. DIETLER
                                          -----------------------
                                          Cortlandt S. Dietler
                                          Chairman and Chief Executive Officer
Date:  July 28, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 24, 1998.

  Name and Signature                                     Title
  ------------------                                     -----
(i)  Principal executive officer:

/s/CORTLANDT S. DIETLER                        Chairman, Chief Executive Officer and Director
-----------------------
Cortlandt S. Dietler

(ii)   Principal operating officer:

/s/RICHARD E. GATHRIGHT                        President, Chief Operating Officer and Director
-----------------------
Richard E. Gathright

(iii)  Principal financial officer:

/s/HAROLD R. LOGAN, JR.                        Executive Vice President/Finance,
-----------------------                        Treasurer and Director
Harold R. Logan, Jr.

(iv)  Principal accounting officer:

/s/RODNEY S. PLESS                             Vice President, Controller and Chief Accounting Officer
------------------
Rodney S. Pless

(v)  Non Employee Directors:

/s/THOMAS R. DENISON                           Director
--------------------
Thomas R. Denison

/s/JOHN A. HILL                                Director
-----------------
John A. Hill

/s/BRYAN H. LAWRENCE                           Director
--------------------
Bryan H. Lawrence

/s/EDWIN H. MORGENS                            Director
-------------------
Edwin H. Morgens