Form 10-QT
period 1998-06-30
TRANSMONTAIGNE INC
filed 1998-09-25
CIK 755199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QT

(Mark One)

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                      OR

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period May 1, 1998 to June 30, 1998

     Commission File Number 001-11763



                              TRANSMONTAIGNE INC.
                     (FORMERLY TRANSMONTAIGNE OIL COMPANY)


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

                               Yes [X]   No [ ]

As of September 15, 1998, there were 25,973,624 shares of the registrant's Common Stock outstanding.

                              TRANSMONTAIGNE INC.

                                     INDEX


                        PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         June 30, 1998 and April 30, 1998..................................... 4

         Consolidated Statements of Operations
         Two Months Ended June 30, 1998 and
         Three Months Ended July 31, 1997..................................... 5

         Consolidated Statements of Stockholders' Equity
         Two Months Ended June 30, 1998 and
         Year Ended April 30, 1998............................................ 6

         Consolidated Statements of Cash Flows
         Two Months Ended June 30, 1998 and
         Three Months Ended July 31, 1997..................................... 7

         Notes to Consolidated Financial Statements........................... 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................17


                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES................................................35

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................35

         SIGNATURES...........................................................36

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following pages.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 1998 AND APRIL 30, 1998 (UNAUDITED)
________________________________________________________________________________

ASSETS                                                     June 30, 1998     April 30, 1998
------                                                     -------------     --------------
Current assets:
  Cash and cash equivalents                                $  27,215,374         29,807,354
  Trade accounts receivable                                   36,391,584         74,118,482
  Inventories                                                 63,559,637         33,410,481
  Deferred tax assets, net                                       573,000                  -
  Prepaid expenses and other                                   2,705,905          2,673,807
                                                           -------------     --------------
                                                             130,445,500        140,010,124
                                                           -------------     --------------

Property, plant and equipment:
  Land                                                         2,801,964          2,801,964
  Plant and equipment                                        191,600,521        183,669,911
  Accumulated depreciation                                   (21,912,875)       (18,705,670)
                                                           -------------     --------------
                                                             172,489,610        167,766,205
                                                           -------------     --------------

Investments and other assets:
  Investments                                                 10,180,720         10,180,720
  Deferred debt issuance costs, net                            1,607,855          1,661,878
  Other assets                                                 3,491,813          3,685,903
                                                           -------------     --------------
                                                              15,280,388         15,528,501
                                                           -------------     --------------

                                                           $ 318,215,498        323,304,830
                                                           =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Trade accounts payable                                   $  28,640,766         28,834,154
  Inventory due under exchange agreements                      2,730,787          4,568,886
  Excise taxes payable                                         7,846,657          7,329,667
  Other accrued liabilities                                    4,760,063          4,884,153
                                                           -------------     --------------
                                                              43,978,273         45,616,860
                                                           -------------     --------------

Long-term debt                                               128,971,400        128,969,667

Deferred tax liabilities                                               -            914,000

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 2,000,000 shares, none issued                           -                  -
  Common stock, par value $.01 per share, authorized
    40,000,000 shares, issued and outstanding 25,953,324
    shares at June 30, 1998; and 25,942,870 shares at
    April 30, 1998                                               259,534            259,429
  Capital in excess of par value                             136,780,000        136,717,865
  Unearned compensation                                         (618,348)          (680,531)
  Retained earnings                                            8,844,639         11,507,540
                                                           -------------     --------------
                                                             145,265,825        147,804,303
                                                           -------------     --------------

                                                           $ 318,215,498        323,304,830
                                                           =============     ==============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

TWO MONTHS ENDED JUNE 30, 1998 AND THREE MONTHS ENDED JULY 31, 1997 (UNAUDITED)
________________________________________________________________________________

                                                 June 30, 1998     July 31, 1997
                                                 -------------     -------------
Revenues:
  Product sales, pipeline tariffs, terminal
    and storage fees and natural gas
    gathering and processing fees                $ 315,533,026       462,149,021

Costs and expenses:
  Product costs and direct
    operating expenses                             313,120,368       451,954,111
  General and administrative                         3,225,411         2,783,407
  Depreciation and amortization                      1,773,315         1,724,040
                                                 -------------     -------------
                                                   318,119,094       456,461,558
                                                 -------------     -------------

      Operating income (loss)                       (2,586,068)        5,687,463

Other income (expenses):
  Interest income                                      289,525           564,910
  Interest expense                                  (1,616,251)       (1,498,746)
  Other financing costs                               (153,014)         (144,062)
                                                 -------------     -------------
                                                    (1,479,740)       (1,077,898)
                                                 -------------     -------------

      Earnings (loss) before
        income taxes                                (4,065,808)        4,609,565

Income tax benefit (expense)                         1,402,907        (1,600,000)
                                                 -------------     -------------

      Net earnings (loss)                        $  (2,662,901)        3,009,565
                                                 =============     =============


Weighted average common
  shares outstanding:
      Basic                                         25,948,709        25,805,554
                                                 =============     =============
      Diluted                                       25,948,709        26,659,129
                                                 =============     =============

Earnings (loss) per common share
      Basic                                      $       (0.10)             0.12
                                                 =============     =============
      Diluted                                    $       (0.10)             0.11
                                                 =============     =============


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TWO MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED APRIL 30, 1998 (UNAUDITED)
________________________________________________________________________________

                                            Capital in
                               Common       excess of        Unearned        Retained
                               stock        par value      Compensation      earnings         Total
                             ---------     -----------     ------------     ----------     -----------
BALANCE AT APRIL 30, 1997    $ 257,947     134,843,884                -      3,869,910     138,971,741

Common stock issued for
  options exercised                922         406,404                -              -         407,326
Tax benefit arising from
  options exercised                  -         583,000                -              -         583,000
Costs related to issuance
  of common stock                    -         (53,863)               -              -         (53,863)
Unearned compensation
  related to restricted
  stock awards                     560         938,440         (939,000)             -               -
Amortization of unearned
  compensation                       -               -          258,469              -         258,469
Net earnings                         -               -                -      7,637,630       7,637,630
                             ---------     -----------     ------------     ----------     -----------

BALANCE AT APRIL 30, 1998      259,429     136,717,865         (680,531)    11,507,540     147,804,303

Common stock issued for
  options exercised                 88          36,652                -              -          36,740
Common stock issued for
  services rendered                 17          25,483                -              -          25,500
Amortization of unearned
  compensation                       -               -           62,183              -          62,183
Net (loss)                           -               -                -     (2,662,901)     (2,662,901)
                             ---------     -----------     ------------     ----------     -----------
BALANCE AT JUNE 30, 1998     $ 259,534     136,780,000         (618,348)     8,844,639     145,265,825
                             =========     ===========     ============     ==========     ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

TWO MONTHS ENDED JUNE 30, 1998 AND THREE MONTHS ENDED JULY 31, 1997 (UNAUDITED)
________________________________________________________________________________

                                                           June 30, 1998     July 31, 1997
                                                           -------------     -------------
Cash flows from operating activities:
  Net earnings (loss)                                      $  (2,662,901)        3,009,565
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                            1,773,315         1,724,040
      Deferred tax expense (benefit)                          (1,487,000)        1,500,000
      Gain on disposition of assets                                 (551)           (3,409)
      Amortization of unearned compensation                       62,183                 -
      Amortization of deferred debt issuance costs                80,274            98,611
      Changes in operating assets and liabilities,
        net of noncash activities:
          Trade accounts receivable                           37,726,898        (7,480,636)
          Inventories                                        (30,149,156)      (11,140,576)
          Prepaid expenses and other                             (32,098)          189,713
          Trade accounts payable                                (193,388)        1,589,430
          Inventory due under exchange agreements             (1,838,099)        4,451,687
          Excise taxes payable and other
            accrued liabilities                                  392,900         1,651,865
                                                           -------------     -------------
              Net cash provided (used) by
                operating activities                           3,672,377        (4,409,710)
                                                           -------------     -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                  (6,455,349)       (4,873,597)
  Proceeds from sale of assets                                       657             5,805
  Decrease (increase) in other assets, net                       178,113           (28,533)
                                                           -------------     -------------
              Net cash (used) by
                investing activities                          (6,276,579)       (4,896,325)
                                                           -------------     -------------
Cash flows from financing activities:
  Borrowings of long-term debt, net                                1,733        14,187,600
  Deferred debt issuance costs                                   (26,251)          (60,548)
  Common stock issued for cash                                    36,740            87,900
  Costs related to issuance of common stock                            -           (27,363)
                                                           -------------     -------------
              Net cash provided by
                financing activities                              12,222        14,187,589
                                                           -------------     -------------

              Increase (decrease) in cash
                and cash equivalents                          (2,591,980)        4,881,554

Cash and cash equivalents at beginning of period              29,807,354        36,384,325
                                                           -------------     -------------

Cash and cash equivalents at end of period                 $  27,215,374        41,265,879
                                                           =============     =============


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998
________________________________________________________________________________

(1)  BASIS OF PRESENTATION

     The TransMontaigne Inc. ("TransMontaigne"), formerly TransMontaigne Oil Company, consolidated balance sheets at June 30, 1998 and April 30, 1998, the consolidated statements of operations for the two months ended June 30, 1998 and three months ended July 31, 1997, the consolidated statements of stockholders' equity for the two months ended June 30, 1998 and year ended April 30, 1998 and the consolidated statements of cash flows for the two months ended June 30, 1998 and three months ended July 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in TransMontaigne's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

     Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results will differ from the estimates.

     On August 14, 1998, the Board of Directors of TransMontaigne voted to change TransMontaigne's fiscal year end from April 30 to June 30, to be effective June 30, 1998. Accordingly, TransMontaigne is filing this transition report on Form 10-Q for the two months ended June 30, 1998. This new fiscal year end will allow TransMontaigne to conform to the predominant calendar quarterly reporting periods used in its industry.

(2)  ACQUISITIONS

     On November 25, 1997, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Terminaling Inc., acquired the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals and certain other assets.

     The ITAPCO Terminal Corporations purchase price was $32,000,000 ($31,458,000 cash plus assumption of outstanding bank debt of approximately $542,000) and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. The 17 ITAPCO Terminal Corporations were merged into a wholly-owned subsidiary of TransMontaigne effective December 1, 1997. The cost of the ITAPCO Terminal Corporations has been allocated to the terminal facilities acquired and to the other related assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

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

     The following summarized unaudited pro forma results of operations assumes that the acquisition of the ITAPCO Terminal Corporations occurred as of May 1, 1997 and combines the historical results of operations of TransMontaigne for the three months ended July 31, 1997 with the historical results of operations of the ITAPCO Terminal Corporations for the three months ended July 31, 1997.

     The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if the ITAPCO Terminal Corporations had been acquired as of May 1, 1997 or which will be attained in the future.

                                            Two Months Ended     Three Months Ended
                                              June 30, 1998         July 31, 1997
                                            ----------------     ------------------
                                                (Actual)             (Pro forma)
                                            ----------------     ------------------
         Revenues                           $    315,533,026            465,011,936
                                            ================     ==================

         Net earnings (loss)                $     (2,662,901)             2,971,633
                                            ================     ==================

         Earnings (loss) per common share:
           Basic                            $          (0.10)                  0.12
                                            ================     ==================
           Diluted                          $          (0.10)                  0.11
                                            ================     ==================

(3)  Public Offering

     In February 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders. The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were approximately $53,506,000, after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the debt incurred under its bank credit facility. In March 1997 the underwriters' overallotment to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000.

(4)  INVENTORY MANAGEMENT

     TransMontaigne manages the risk associated with fluctuations in the price of refined petroleum products inventory and purchase and sales commitments, and may selectively enter into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recognized and recorded in inventory when the related inventory is sold. At June 30, 1998, TransMontaigne had no open futures contracts designated as hedges.

     In connection with its trading activities, TransMontaigne recognizes gains and losses when incurred. Net trading losses on futures contracts of approximately $1,235,000 were recognized during the two months ended June 30, 1998 and gains of approximately $591,000 were recognized during the quarter ended July 31, 1997. TransMontaigne had outstanding contracts to sell 14,856,000 barrels of product and outstanding contracts to purchase 14,856,000 barrels of product at June 30, 1998 and outstanding contracts to sell 2,200,000 barrels of product and outstanding contracts to purchase 2,200,000 barrels of product at July 31, 1997. Unrealized gains relating to such outstanding contracts of approximately $4,926,000 at June 30, 1998 and approximately $515,000 at July 31, 1997 have been included in product sales and product costs and direct operating expenses in the accompanying consolidated statements of operations.

     TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates. A portion of TransMontaigne's refined petroleum products inventory represents line fill and tank bottoms; is required for operating balances in the conduct of TransMontaigne's daily supply and distribution activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. Natural gas liquids and residue natural gas inventory are not significant. Inventories of refined petroleum products are stated at the lower of last-in, first-out
     (LIFO) cost or market.

     As of June 30, 1998 TransMontaigne recorded an additional adjustment of approximately $1,880,000 to reduce inventories to the lower of cost (LIFO) or market which increased the net loss (after providing for the income tax benefit) for the two months ended June 30, 1998 by approximately $1,220,000.

(5)  INCOME TAXES

     TransMontaigne utilizes the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards No. 109. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

(6)  BANK CREDIT FACILITY

     TransMontaigne's bank credit facility at June 30, 1998 is a $175,000,000 working capital revolving credit facility with a money center bank due December 31, 2002. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced Base Rate, subject to a Eurodollar pricing option at TransMontaigne's election. The interest rate at June 30, 1998 was 6.375%.

     As of June 30, 1998, TransMontaigne had advances of $50,000,000 outstanding under the bank credit facility. In addition, $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company, a corporation in which TransMontaigne owns a net 18.04% interest, in obtaining financing.

(7)  Master Shelf Agreement

     In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100,000,000 of TransMontaigne's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years.

     TransMontaigne sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 in April 1997 and $25,000,000 of 7.22% Senior Notes due October 17, 2004 in December 1997, all of which was outstanding at June 30, 1998.

(8)  SENIOR SUBORDINATED DEBENTURES

     In March 1991, TransMontaigne issued $4,000,000 of 12 3/4% senior subordinated debentures which are guaranteed by certain subsidiaries; are due December 15, 2000; are subject to a required redemption of $2,000,000 on December 15, 1999 and December 15, 2000, respectively; and may be prepaid prior to maturity at a premium. In connection with the issuance of these debentures, TransMontaigne issued warrants to purchase 248,686 shares of common stock at $3.60 per share, through December 15, 2000.

(9)  Restricted Stock

     TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the fiscal year ended April 30, 1998, the TransMontaigne Board of Directors approved the issuance of 56,000 shares to certain key employees. As of June 30, 1998, 4,400 shares had vested. Unearned compensation is amortized over the four year vesting period of the awards. Amortization of unearned compensation of $62,183 is included in general and administrative expense for the two months ended June 30, 1998. Accumulated amortization was $320,652 at June 30, 1998.

(10) Business Segments

     TransMontaigne's operating business segments include the logistical petroleum services related to pipelining, terminaling and storing, marketing and supply and distribution of refined petroleum products; natural gas services related to gathering, processing, treating and marketing of natural gas liquids and residue gas; and corporate services related to all of TransMontaigne's activities and assets which are not specifically identified with logistical petroleum and natural gas services, which include cash and cash equivalents, investments and other assets. In November 1997, TransMontaigne acquired the ITAPCO Terminal Corporations, the refined petroleum products, chemicals and other bulk liquids operations of which are included in the logistical petroleum services business segment.

     Information about TransMontaigne's business segments for the two months ended June 30, 1998 and for the three months ended July 31, 1997 is summarized below:

                                                      June 30, 1998     July 31, 1997
                                                      -------------     -------------
     Revenues
       Logistical petroleum services                  $ 306,132,650       447,931,352
       Natural gas services                               9,400,376        14,217,669
                                                      -------------     -------------
                                                      $ 315,533,026       462,149,021
                                                      =============     =============
     Operating income (loss)
       Logistical petroleum services                  $  (2,513,250)        4,488,044
       Natural gas services                                 427,591         1,499,419
       Corporate                                           (500,409)         (300,000)
                                                      -------------     -------------
                                                      $  (2,586,068)        5,687,463
                                                      =============     =============
     Identifiable assets at the end of the period
     (net of depreciation)
       Logistical petroleum services                  $ 173,916,604       135,876,536
       Natural gas services                              93,137,373        83,948,141
       Corporate                                         51,161,521        66,850,327
                                                      -------------     -------------
                                                      $ 318,215,498       286,675,004
                                                      =============     =============
     Depreciation and amortization
       Logistical petroleum services                  $     672,737           399,465
       Natural gas services                                 983,392         1,215,868
       Corporate                                            117,186           108,707
                                                      -------------     -------------
                                                      $   1,773,315         1,724,040
                                                      =============     =============
     Capital expenditures
       Logistical petroleum services                  $   3,918,946         1,732,160
       Natural gas services                                 866,830         2,889,577
       Corporate                                          1,669,573           251,860
                                                      -------------     -------------
                                                      $   6,455,349         4,873,597
                                                      =============     =============

(11) EARNINGS PER SHARE

     Earnings per share ("EPS") has been calculated based on the weighted average number of common shares outstanding for the period in accordance with the Statement of Financial Accounting Standards No. 128 issued in February 1997. The following tables reconcile the computation of basic EPS and diluted EPS for the two months ended June 30, 1998 and three months ended July 31, 1997.

                             FOR THE TWO MONTHS ENDED JUNE 30, 1998      FOR THE THREE MONTHS ENDED JULY 31, 1997
                             ---------------------------------------     ----------------------------------------
                             EARNINGS      SHARES          PER           EARNINGS      SHARES           PER
                             (NUMERATOR)   (DENOMINATOR)   SHARE         (NUMERATOR)   (DENOMINATOR)    SHARE
                             -----------   -------------   ---------     -----------   -------------    ----------
Basic EPS - Net earnings
  (loss) available to
  common stockholders        $(2,662,901)     25,948,709   $   (0.10)    $ 3,009,565      25,805,554    $     0.12
                                                           =========                                    ==========

Effect of Dilutive
  Securities
    Stock options                      -               -                           -         655,327
    Stock warrants                     -               -                           -         198,248
                             -----------   -------------                 -----------   -------------

Diluted EPS - Net
  earnings (loss) available
  to common stockholders
  and assumed conversions    $(2,662,901)     25,948,709   $   (0.10)    $ 3,009,565      26,659,129    $     0.11
                             ===========   =============   =========     ===========   =============    ==========


     Note: Options to purchase 499,000 and 165,000 shares of common stock at $17.25 and $15.00 per share, respectively, were outstanding during the two months ended June 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the two months ended June 30, 1998 and the effect was anti-dilutive.

(12) NEW ACCOUNTING STANDARD

     Effective May 1, 1998, TransMontaigne adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was issued in June 1997, by the Financial Accounting Standards Board. SFAS 130 established new standards which require that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is net earnings (loss), plus certain other items that are recorded directly to stockholders' equity. The adoption of this statement had no impact on the financial statements of TransMontaigne.

(13) SUBSEQUENT EVENTS

     On July 29, 1998, TransMontaigne acquired Statia Terminals Southwest, Inc. for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

     On September 14, 1998, TransMontaigne announced a definitive agreement to acquire Louis Dreyfus Energy Corp. for approximately $161,000,000, plus working capital. The consideration will consist of approximately $100,000,000 cash and 4.5 million shares of TransMontaigne common stock. The transaction is expected to close prior to December 31, 1998, subject to the completion of due diligence by TransMontaigne and the receipt of regulatory approvals.

     On September 18, 1998, TransMontaigne acquired for $29,219,000 cash the 15.38% common stock interest in West Shore Pipe Line Company owned by Atlantic Richfield Company.

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

     TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne's refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of approximately 790 miles of pipeline and 31 terminal, storage and delivery facilities located in 10 states with a combined tank storage capacity of approximately 8,500,000 barrels. TransMontaigne's natural gas gathering and processing assets consist of 5 gathering and processing systems in 3 states with combined throughput capacity of approximately 94 million cubic feet per day and over 2,800 miles of pipelines. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations. Management believes that the use of all these facilities should allow TransMontaigne to significantly expand its geographic service area and the integrated logistical services it provides.

     The principal predecessor of TransMontaigne was formed in 1977. In April 1995, present management and certain institutional stockholders of TransMontaigne acquired control of the predecessor through a merger in which the name was changed to TransMontaigne Oil Company. In June 1996, TransMontaigne and a publicly held corporation merged, with the stockholders of

TransMontaigne receiving approximately 93% of the stock of the merged corporation. In August 1998, upon receiving shareholders' approval, the name TransMontaigne Oil Company was changed to TransMontaigne Inc.

     Since TransMontaigne's present management assumed control in April 1995, TransMontaigne has raised approximately $117,000,000 in equity capital ($30,000,000 private placement in May 1995; $25,000,000 private placement in March 1996; and $62,000,000 public offering in February 1997); established an initial $130,000,000 working capital and acquisition revolving bank credit facility in December 1996 which converted to an $85,000,000 bank credit facility in February 1997, and which in April 1998 was increased to a $175,000,000 bank credit facility due December 31, 2002; and issued $50,000,000 of 7.85% Senior Notes due April 17, 2003 in April 1997 and $25,000,000 of 7.22% Senior Notes due October 17, 2004 in December 1997 to an institutional lender under a $100,000,000 Master Shelf Agreement.

     In December 1996, TransMontaigne acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 in cash and through June 30, 1998 has additionally invested approximately $22,500,000 in improvements and expansion of the Grasslands Facilities and other assets in its natural gas services business segment. The Grasslands Facilities are strategically located between TransMontaigne's Marmarth facility in southwestern North Dakota, its Baker facility in eastern Montana and its Lignite facility in northern North Dakota. TransMontaigne has natural gas gathering facilities covering the eastern corridor of Montana and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which should significantly enhance TransMontaigne's ability to provide a complete service package to North Dakota and Montana producers as well as to end-users of natural gas liquids ("NGL") and natural gas. The Grasslands Facilities contributed approximately 86% and 92% of the total net operating margins of TransMontaigne's natural gas gathering and processing operations during the two months ended June 30, 1998 and the three months ended July 31, 1997, respectively.

     In November 1997, TransMontaigne acquired the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; and certain other assets. The ITAPCO Terminal Corporations purchase price was $32,000,000 ($31,458,000 cash, plus assumption of outstanding bank debt of approximately $542,000) and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. The ITAPCO Terminal Corporations contributed approximately 53% of the total net operating margins of the TransMontaigne terminal operations during the two months ended June 30, 1998.

     Subsequent to the acquisition of the ITAPCO Terminal Corporations, TransMontaigne acquired for an aggregate cash sum of $4,686,000 the remaining 50% interest in a 153,000 barrel terminal located in Owensboro, Kentucky, which it did not previously own; a 259,000 barrel terminal located in Greenville, Mississippi; and the remaining 50% interest in a partnership which owned and operated a natural gas gathering and processing facility located in Lignite, North Dakota, which it did not previously own.

     On July 29, 1998, TransMontaigne acquired Statia Terminals Southwest, Inc. for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

     On September 18, 1998, TransMontaigne acquired for $29,219,000 cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. West Shore owns a 600-mile common carrier petroleum products pipeline system which operates in the Chicago, Illinois area north along the western edge of Lake Michigan into the Green Bay and Madison, Wisconsin area. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States. TransMontaigne will be the second largest owner of West Shore, whose ownership also includes Citgo, Marathon, Equilon, Texaco, Amoco, Midwest (Union Oil), Mobil and Exxon.

     On September 14, 1998, TransMontaigne announced a definitive agreement to acquire Louis Dreyfus Energy Corp. ("LDEC") for approximately $161,000,000, plus working capital. The consideration will consist of approximately $100,000,000 cash and 4.5 million shares of TransMontaigne common stock. The transaction is expected to close prior to December 31, 1998, subject to the completion of due diligence by TransMontaigne and the receipt of regulatory approvals. LDEC operates 24 refined petroleum products terminal and storage facilities of which 7 are wholly-owned and 17 of which are owned jointly with BP Oil Company. These facilities are located in 9 states in the southern and eastern regions of the United States; are supplied primarily by the Colonial and/or Plantation pipeline systems; include over 350 service supply/exchange points nationwide; and annually handle in excess of 85 million barrels of refined petroleum products.

     TransMontaigne intends to continue to make strategic additions to and expansions of its existing facilities as necessary in order to maintain quality service levels, increase operating efficiencies, achieve incremental net earnings and improve its competitive position.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws and may include the words or phrases "believes," "will depend," "will become" and "plans to" or similar expressions, as well as other statements of expectations, beliefs, future strategies and comments concerning matters which are not historical facts. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in or implied by the statements including, but not limited to, the following:

     .  that TransMontaigne will continue to grow its business

     . that TransMontaigne will generate net operating margins from high sales volumes

     . that TransMontaigne will generate net operating margins affected by price volatility of products purchased and sold

     . that TransMontaigne will selectively and effectively hedge certain inventory positions

     . that TransMontaigne will be required to recognize lower of cost or market write-downs of its inventories

     . that TransMontaigne will incur unanticipated costs in complying with current and future environmental regulations

     . that TransMontaigne will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services

     . that TransMontaigne will replace the supply of dedicated natural gas reserves gathered and processed by its facilities

     . that TransMontaigne will generate working capital internally, or have the availability of debt and equity resources, to meet its future capital requirements

     . that TransMontaigne will achieve year 2000 compliance without incurring material costs adversely impacting its operating results.

RESULTS OF OPERATIONS

                                             Two Months        Three Months
                                                Ended             Ended
                                            June 30, 1998     July 31, 1997
                                            -------------     -------------
PIPELINE OPERATIONS
  Volume (1)                                        4,338             5,027
  Revenues (2)                                $     2,903             3,214
  Net Operating Margin (2)                    $     1,742             1,730
  Margin per Gallon                           $    0.0096            0.0082

TERMINAL AND STORAGE OPERATIONS
  Volume (1)
    Refined petroleum products                    403,641           286,000
    Chemicals and other bulk liquids                1,688                 -
  Revenues (2)
    Refined petroleum products                $     2,786             2,134
    Chemicals and other bulk liquids          $     1,093                 -
  Net Operating Margin (2)                    $     2,413             1,450
  Margin per Gallon                           $    0.0060            0.0051

PRODUCTS SUPPLY AND
DISTRIBUTION OPERATIONS
  Volume (1)                                      643,000           756,000
  Revenues (2)                                $   299,351           442,583
  Net Operating Margin (Loss) (2)             $    (3,951)            3,580
  Margin (Loss) per Gallon                    $   (0.0061)           0.0047

NATURAL GAS SERVICES OPERATIONS
  Inlet Volume (3)                                  3,640             4,541
  NGLs Production (3)                              17,955            23,706
  Residue Production (3)                        2,900,007         3,655,072
  Revenues (2)                                $     9,400            14,218
  Net Operating Margin (2)                    $     2,209             3,435

TOTAL OPERATIONS
  Revenues (2)                                $   315,533           462,149
  Net Operating Margin (2)                    $     2,413            10,195
  Net Earnings (Loss) (2)                     $    (2,663)            3,010

(1) Pipeline volumes are expressed in thousands of barrels (42 gallons per barrel). Terminal and storage and products supply and distribution volumes are expressed in thousands of gallons.

(2) Revenues, net operating margins (losses), and net earnings (loss) are expressed in thousands of dollars. Net operating margin (loss) represents
     (a) revenues less direct operating expenses for pipeline and terminal and storage operations; (b) revenues less cost of refined petroleum products purchased for products supply and distribution operations, and (c) revenues less cost of natural gas gathered, processed and sold and direct operating expenses for natural gas services operations.

(3) Natural gas inlet volumes are expressed in million cubic feet; NGL production is expressed in thousands of gallons; and residue natural gas production is expressed in million British Thermal Units.

     Prior to the acquisition of the ITAPCO Terminal Corporations facilities in November 1997 and the Grasslands Facilities in December 1996, TransMontaigne's revenues were derived from the logistical petroleum services business segment consisting primarily of transporting refined petroleum products (and to a lesser extent crude oil) in pipelines; the storage and terminaling of refined petroleum products; and the supply, distribution and marketing of refined petroleum products. The storage and terminaling of chemicals and other bulk liquids became a component of the logistical petroleum business segment following the ITAPCO Terminal Corporations acquisition. Natural gas services became a separate business segment with the acquisition of the Grasslands Facilities.

     Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. TransMontaigne's interstate pipeline systems transport refined petroleum products and their tariffs are regulated by the Federal Energy Regulatory Commission (the "FERC"). TransMontaigne's intrastate pipeline transports crude oil and its tariffs are not regulated by the FERC, but are regulated by the Texas Railroad Commission.

     Terminal revenues are based on the volume of refined petroleum products handled, generally at a standard per gallon rate. Terminal fees are not regulated. Storage fees are generally based on a per barrel rate or tankage capacity committed and will vary with the duration of the arrangement, the product stored and special handling requirements, particularly when certain types of chemicals and other bulk liquids are involved. Storage fees are not regulated.

     Direct operating expenses of pipeline and terminal and storage operations include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

     Products supply and distribution revenues are based on the volume of bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products is conducted from 8 proprietary and 71 nonproprietary terminal truck loading rack locations primarily by truckload sales of 8,000 gallons.

     Direct operating expenses of products supply and distribution operations are primarily the cost of products sold and also include transportation, terminaling and sales commission expenses.

     Natural gas gathering and processing revenues are based on the inlet volume of natural gas purchased from producers under both percentage of proceeds and fee based arrangements. Natural gas is gathered and processed into NGL products, principally propane, butane and natural gasoline. These products are transported by truck or pipeline to storage facilities from which they are further transported and marketed by TransMontaigne to wholesalers and end-users. Residue natural gas is delivered to and marketed through connections with third-party interstate natural gas pipelines.

     Direct operating expenses of natural gas gathering and processing operations include wages and employee benefits, utilities, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, material and supplies.

TWO MONTHS ENDED JUNE 30, 1998 COMPARED TO
     THREE MONTHS ENDED JULY 31, 1997

     On August 14, 1998, TransMontaigne elected to change the date of its fiscal year end to June 30. The management discussion that follows compares the two months ended June 30, 1998 and the three months ended July 31, 1997. TransMontaigne did not recast historical financial information to present the two months ended June 30, 1997 because the financial reporting systems in place at that time included certain procedures which were completed only on a quarterly basis. Consequently, it is impractical to recast this financial information.

     The net operating margin from pipeline operations for the two months ended June 30, 1998 was $1,742,000 compared to $1,730,000 for the three months ended July 31, 1997. The margin per gallon for the two months ended June 30, 1998 of $.0096 increased 17% or $.0014. The increase resulted primarily from a 30% increase in barrels per day thruput volume of approximately 16,500 barrels per day, primarily due to an increase in volumes of both higher tariff long haul pipeline shipments and crude oil pipeline shipments. The revenue increase was partially offset by an increase in operating costs which was due to incremental power costs attributable to additional long haul shipments and crude oil pipeline shipments volumes and increased field personnel costs, maintenance and vehicle expense.

     The net operating margin from terminal and storage operations for the two months ended June 30, 1998 was $2,413,000 compared to $1,450,000 for the three months ended July 31, 1997. The margin per gallon for the two months ended June 30, 1998 of $.0060 increased 18% or $.0009. The increase resulted from an increase in refined petroleum products volumes handled and volumes of chemicals and other bulk liquids not previously handled, primarily due to the operations of the ITAPCO Terminal Corporations terminal facilities acquired in November 1997; a 91% increase in barrels per day volumes handled at the East Chicago terminal facility; and a 91% increase in barrels per day volumes handled at the Indianapolis, Indiana terminal. The revenue increases were partially offset by increases in terminal operating costs largely attributable to the ITAPCO Terminal Corporations terminals operations; expanded East Chicago terminal operations; additional freight charges on products; and increased field personnel costs and maintenance expenses.

     The net operating loss from product sales for the two months ended June 30, 1998 was $3,951,000 compared to a net operating margin of $3,580,000 for the three months ended July 31, 1997. Revenues were $299,351,000 for the two months ended June 30, 1998 compared to $442,583,000 for the three months ended July 31, 1997. A $.0061 net operating loss per gallon was realized in the two months ended June 30, 1998 compared to $.0047 net operating margin per gallon realized for the three months ended July 31, 1997. Volatile refined petroleum product market conditions influenced by the lack of product demand, instability in the international political climate and atypical and erratic weather patterns drove product prices to unanticipated historical lows which had a direct and adverse affect on products supply and distribution performance for the two months ended June 30, 1998. In addition, a lower of cost or market write down adjustment to inventory of $1,880,000 as of June 30, 1998 was charged to product costs resulting in a $.0029 net operating loss per gallon sold during the two months ended June 30, 1998. An inventory adjustment of this nature was not recorded for the three months ended July 31, 1997.

     The net operating margin from natural gas services operations for the two months ended June 30, 1998 was $2,209,000 compared to $3,435,000 for the three months ended July 31, 1997. Revenues for the two months ended June 30, 1998 was $9,400,000 compared to $14,218,000 for the three months ended July 31, 1997.
The net operating margin and revenues were attributable primarily to the business activities of the Grasslands Facilities, and also included net operating margin contributions and revenues from the Marmarth, Baker, Lignite and Wiggins natural gas gathering and processing facilities, as well as management fees from fifteen small natural gas gathering systems. Net operating margin and revenues during the two months ended June 30, 1998 were impacted by a steep decline in NGL prices, primarily propane, notwithstanding an approximate 20% increase in natural gas inlet volumes per day.

     General and administrative expenses for the two months ended June 30, 1998 were $3,225,000 compared to $2,783,000 for the three months ended July 31, 1997. The increase was due primarily to additional personnel related costs and to increased office lease, regulatory reporting, travel, insurance, information systems and communication expenses. These increases were directly attributable to the acquisition and operations of the ITAPCO Terminal Corporations and to TransMontaigne's overall expansions of its expanded integrated logistical petroleum services.

     Other income for the two months ended June 30, 1998 included interest income of $290,000 compared to $565,000 for the three months ended July 31, 1997. The decrease in interest income was due primarily to the decrease in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne bank credit facility and senior promissory notes which were used primarily to finance the acquisitions of the ITAPCO Terminal Corporations in November, 1997 and Grasslands Facilities in December, 1996, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on the TransMontaigne senior subordinated debentures. Other financing costs principally include commitment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and other financing costs during the two months ended June 30, 1998 amounted to $1,769,000 compared to $1,643,000 during the three months ended July 31, 1997. The increased interest expense was due primarily to an increase in average outstanding debt to fund the ITAPCO Terminal Corporations acquisition.

     Loss before income taxes for the two months ended June 30, 1998 was $4,066,000, compared to earnings before income taxes of $4,610,000 for the three months ended July 31, 1997. The loss was primarily a result of severely depressed product prices which caused negative product sales operating margins; increased general and administrative expenses; additional depreciation attributable to the expansion of natural gas services assets and the acquisition of the ITAPCO Terminal Corporations; and interest expense, primarily attributable to the financing of the Grassland Facilities and ITAPCO Terminal Corporation acquisitions. Partially offsetting these factors were the operating margin contribution from the ITAPCO Terminal Corporations acquisition; the net operating margin contribution from the natural gas services business segment attributable essentially to the Grasslands Facilities; and the increased net operating margin contribution from the pipeline operations business segment.

     Income tax benefit for the two months ended June 30, 1998 of $1,403,000 and the income tax expense of $1,600,000 for the three months ended July 31, 1997 is based upon an effective combined federal and state income tax rate of 35%.

     Net loss for the two months ended June 30, 1998, after providing for the income tax benefit, was $2,663,000 compared to net earnings of $3,010,000 for the three months ended July 31, 1997. Loss per share for the two months ended June 30, 1998 was $ .10 basic and $.10 diluted based on 25,948,709 weighted average basic shares outstanding and weighted average diluted shares outstanding. This compares to earnings per share of $ .12 basic and $ .11 diluted for the three months ended July 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the two months ended June 30, 1998 and the three months ended July 31, 1997.

                                                            Two Months        Three Months
                                                               Ended             Ended
                                                           June 30, 1998     July 31, 1997
                                                           -------------     -------------
     Net cash provided (used) by operating activities      $   3,672,000        (4,410,000)

     Net cash (used) by investing activities               $  (6,276,000)       (4,896,000)

     Net cash provided by financing activities             $      12,000        14,188,000

     TransMontaigne's net cash provided by operating activities in the two months ended June 30, 1998 was $3,672,000 an improvement of $8,082,000 compared to the three months ended July 31, 1997. This improvement was attributable primarily to the net change in operating assets and liabilities of $16,646,000 reduced by the decrease in earnings before income taxes of $8,675,000. The lower of cost or market adjustment to inventory did not affect TransMontaigne's net cash provided by operating activities. TransMontaigne's current ratio (current assets divided by current liabilities) was 3.0 to 1.0 at June 30, 1998 compared to 2.5 to 1.0 at July 31, 1997.

     Net cash used by investing activities was $6,276,000 during the two months ended June 30, 1998 as TransMontaigne continued its growth through construction and improvements to existing operating facilities. Capital expenditures included enhancements to the East Chicago, South Bend, and North Little Rock facilities and several of the purchased ITAPCO terminals; improvements to the NORCO Pipeline facilities; expansion to assets in the natural gas services business segment; and additions to TransMontaigne's corporate communications and data processing infrastructure. Net cash used by investing activities was $4,896,000 during the three months ended July 31, 1997 which included approximately $2,900,000 improvements to the Grasslands Facilities and other assets in the natural gas services business segment; and improvements to the pipeline and terminal facilities.

     Net cash provided by financing activities for the two months ended June 30, 1998 amounted to $12,000. Net cash provided by financing activities for the three months ended July 31, 1997 amounted to $14,188,000 was used to finance operations and capital expenditures primarily through an increase in cash borrowings. At June 30, 1998, TransMontaigne had $279,000,000 of borrowing capacity with availability of $147,400,000 under its credit agreements.

     EBITDA represents earnings before income taxes plus interest expense and other financing costs and depreciation and amortization. Management uses EBITDA as part of its overall assessment of TransMontaigne's performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations and net earnings as indicators of operating performance, EBITDA is used increasingly by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity. EBITDA for the two months ended June 30, 1998 was a negative $523,000 compared to EBITDA of $7,976,000 for the three months ended July 31, 1997. EBITDA for the two months ended June 30, 1998 was adversely impacted by severely depressed products prices, increased general and administrative expenses, and reduced interest income. In addition, EBITDA also reflects a charge to product costs for the lower of cost or market write down adjustment to inventory as of June 30, 1998. An inventory adjustment of this nature was not recorded for the three months ended July 31, 1997. The decreases in EBITDA were partially offset by EBITDA contributions by the ITAPCO Terminal Corporations and increased EBITDA of the pipeline operations business segment. Achieving continued EBITDA growth through acquisitions and internal expansion of existing facilities is a primary objective of TransMontaigne.

     Capital expenditures anticipated in the year ending June 30, 1999 are estimated to be approximately $250,000,000 for pipeline, terminal, storage and natural gas gathering and processing facilities, including assets to support these facilities, and including the West Shore Pipe Line Company and Statia Terminals Southwest, Inc. acquisitions and the contemplated Louis Dreyfus Energy Corp. acquisition. This amount could be exceeded if additional facilities enhancement projects and possible acquisitions being considered by TransMontaigne materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which TransMontaigne continuously identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability, to the extent required, of financing on acceptable terms.

     In February 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders.
The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were $53,506,000 after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the long-term debt incurred under its bank credit facility and the balance was added to working capital. In March 1997 the underwriters' overallotment option to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000 which was added to working capital. The total net proceeds from the offering was $62,315,000.

     The TransMontaigne bank credit facility at June 30, 1998 is a $175,000,000 revolving credit facility with a money center bank due December 31, 2002. Borrowings under the bank credit facility generally bear interest paid in arrears at an annual rate equal to the lenders' announced rate on Alternate Base Rate loans, subject to a Eurodollar Rate loan pricing election. In addition, a $10,000,000 same day swing line of credit is available to TransMontaigne under which advances may be drawn at an interest rate comparable to the Eurodollar Rate.

     As of June 30, 1998, TransMontaigne had advances of $50,000,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing election and $2,600,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company in obtaining financing. The interest rate at June 30, 1998 was 6.375%.

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

     At June 30, 1998, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 and $25,000,000
of 7.22% Senior Notes due October 17, 2004.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of June 30, 1998, TransMontaigne was in compliance with all such tests.

     As of June 30, 1998, TransMontaigne had approximately $22,000,000 of net operating loss carryforwards for federal income tax purposes which are available to offset taxable income through 2017. As a result of the merger in June 1996, TransMontaigne acquired net operating loss carryforwards of approximately $7,892,000 as of June 4, 1996, which are included in the aggregate net operating loss carryforwards, and are limited to approximately $1,200,000 annually. A portion of the tax benefit of such carryforwards has been recognized as a net reduction of goodwill recorded in the merger. Due to changes in ownership which occurred through April 30, 1996, the use of the remaining net operating loss carryforwards to offset taxable income is limited to approximately $4,300,000 annually.

     At June 30, 1998, TransMontaigne had working capital of $86,467,000; availability under its bank credit facility of $122,400,000; and additional borrowing capacity of $25,000,000 under the Master Shelf Agreement.

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


YEAR 2000 MATTERS

     Historically, certain computer programs, as well as certain hardware, were designed to utilize a two-digit date field and consequently, they may not be able to properly recognize dates in the Year 2000. This could result in significant system failures. TransMontaigne relies on its computer-based management information systems, as well as computer chip embedded instruments and equipment in conducting its normal business activities. Certain of these computer-based programs and embedded computer chips may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

     In response, TransMontaigne has developed a "Year 2000" Plan and established an internal group to identify and assess potential areas of risk and to make any required modifications relating to its computer systems; pipeline, terminaling, storage and natural gas gathering and processing operations; and product supply and distribution activities. After these assessments are completed and evaluated, plans for modification or replacement, testing, and certification will be developed and implemented to ensure that the material facilities and business activities will continue to operate safely and reliably, and without interruption after 1999. TransMontaigne is also monitoring the compliance efforts of suppliers, contractors and other third parties with whom it does business to ensure that operations will not be adversely affected by the Year 2000 compliance problems of others.

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


NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which was issued June 1997, by the Financial Accounting Standards Board. SFAS 131 established new standards which change the way public companies report information about segments. This statement is based on the management approach to segment reporting and requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers and geographic areas in which the entity holds assets and reports revenues. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997. TransMontaigne does not expect the adoption of SFAS 131 to have a material effect on the presentation of its financial statements.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. TransMontaigne has not assessed the impact, if any, that SFAS 133 will have on its consolidated financial statements.

PART II.  OTHER INFORMATION
---------------------------


ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     On May 19, 1998 TransMontaigne issued 1,700 shares of TransMontaigne's common stock to a consultant to TransMontaigne pursuant to the terms of a consulting agreement for services rendered in connection with an asset acquisition. Because the issuance occurred in a privately negotiated transaction that did not involve a public offering, the shares of TransMontaigne's common stock issued are exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27  Financial Data Schedule.  FILED HEREWITH

No reports on Form 8-K were filed during the transition period from May 1, 1998 through June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  September 25, 1998              TRANSMONTAIGNE INC.
                                        (Registrant)



                                        /s/ CORTLANDT S. DIETLER
                                        ----------------------------------------
                                        Cortlandt S. Dietler
                                        Chairman and Chief Executive Officer



                                        /s/ RODNEY S. PLESS
                                        ----------------------------------------
                                        Rodney S. Pless
                                        Vice President and Controller
                                        (Principal Accounting Officer)