Form 10-Q
period 1998-09-30
TRANSMONTAIGNE INC
filed 1998-11-16
CIK 755199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     Commission File Number 001-11763



                              TRANSMONTAIGNE INC.


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

                               Yes [X]  No [ ]

As of October 31, 1998, there were 30,475,624 shares of the registrant's Common Stock outstanding.

                              TRANSMONTAIGNE INC.

                                     INDEX



                        PART I.   FINANCIAL INFORMATION


                                                            PAGE NO.
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          September 30, 1998 and June 30, 1998..................4

          Consolidated Statements of Operations
          Three Months Ended September 30, 1998 and
          Three Months Ended October 31, 1997...................5

          Consolidated Statements of Stockholders' Equity
          Year Ended April 30, 1998
          Two Months Ended June 30, 1998 and
          Three Months Ended September 30, 1998.................6


          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1998 and
          Three Months Ended October 31, 1997...................7

          Notes to Consolidated Financial Statements............8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS........18


                          PART II.  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES...............................38

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.38

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................39

           SIGNATURES..........................................41

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following page.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 1998 AND JUNE 30, 1998 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                              September 30,1998               June 30, 1998
------                                                            ---------------------          --------------------

Current assets:
     Cash and cash equivalents                                  $          68,510,992                    27,215,374
     Trade accounts receivable                                             41,687,360                    36,391,584
     Inventories                                                           70,407,195                    63,559,637
     Deferred tax assets, net                                                       -                       573,000
     Prepaid expenses and other                                             2,784,513                     2,705,905
                                                                  ---------------------          --------------------
                                                                          183,390,060                   130,445,500
                                                                  ---------------------          --------------------

Property, plant and equipment:
     Land                                                                   2,801,964                     2,801,964
     Plant and equipment                                                  210,025,728                   191,600,521
     Accumulated depreciation                                             (24,367,572)                  (21,912,875)
                                                                  ---------------------          --------------------
                                                                          188,460,120                   172,489,610
                                                                  ---------------------          --------------------
Investments and other assets:
     Investments                                                           39,455,295                    10,180,720
     Deferred debt issuance costs, net                                      1,492,317                     1,607,855
     Other assets                                                           4,084,698                     3,491,813
                                                                  ---------------------          --------------------
                                                                           45,032,310                    15,280,388
                                                                  ---------------------          --------------------

                                                                $         416,882,490                   318,215,498
                                                                  =====================          ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Trade accounts payable                                     $          33,111,058                    28,640,766
     Inventory due under exchange agreements                                4,765,005                     2,730,787
     Excise taxes payable                                                  44,438,662                     7,846,657
     Other accrued liabilities                                              6,683,311                     4,760,063
                                                                 ---------------------         ---------------------
                                                                           88,998,036                    43,978,273
                                                                 ---------------------         ---------------------

Long-term debt                                                            179,859,000                   128,971,400

Deferred tax liabilities, net                                                 541,600                             -

Stockholders' equity:
     Preferred stock, par value $.01 per share,
        authorized 2,000,000 shares, none issued                                    -                             -
     Common stock, par value $.01 per share, authorized 40,000,000 shares, issued and outstanding 25,973,624 shares at
        September 30, 1998 and 25,953,324 shares at June 30, 1998             259,737                       259,534
     Capital in excess of par value                                       137,043,735                   136,780,000
     Unearned compensation                                                   (687,860)                     (618,348)
     Retained earnings                                                     10,868,242                     8,844,639
                                                                 --------------------          ---------------------
                                                                          147,483,854                   145,265,825
                                                                 ---------------------         ---------------------

                                                                 $        416,882,490                   318,215,498
                                                                 =====================         =====================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THREE MONTHS ENDED OCTOBER 31, 1997
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                            September 30, 1998               October 31, 1997
                                                                          ---------------------         ---------------------
Revenues:
   Product sales, pipeline tariffs, terminal
          and storage fees and natural gas
          gathering and processing fees                                  $         463,120,983                   545,100,056

Costs and expenses:
   Product costs and direct
          operating expenses                                                       449,990,048                   535,151,024
   General and administrative                                                        4,768,104                     3,140,658
   Depreciation and amortization                                                     2,792,519                     1,813,148
                                                                         ---------------------         ---------------------
                                                                                   457,550,671                   540,104,830
                                                                         ---------------------         ---------------------

            Operating income                                                         5,570,312                     4,995,226

Other income (expenses):
   Interest income                                                                     377,309                       580,674
   Interest expense                                                                 (2,475,264)                   (1,568,777)
   Other financing costs                                                              (208,553)                     (139,651)
                                                                         ---------------------         ---------------------
                                                                                    (2,306,508)                   (1,127,754)
                                                                         ---------------------         ---------------------

            Earnings before income taxes                                             3,263,804                     3,867,472

Income tax expense                                                                   1,240,201                     1,470,000
                                                                         ---------------------         ---------------------

            Net earnings                                                 $           2,023,603                     2,397,472
                                                                         =====================         =====================


Weighted average common
     shares outstanding:
            Basic                                                                   25,962,991                    25,880,988
                                                                          =====================         =====================
            Diluted                                                                 26,679,236                    26,706,922
                                                                          =====================         =====================

Earnings per common share
            Basic                                                        $               0.08                          0.09
                                                                          =====================         =====================
            Diluted                                                      $               0.08                          0.09
                                                                          =====================         =====================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Year Ended April 30, 1998,  Two Months Ended June 30, 1998 and
Three Months Ended September 30, 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                      Capital in
                                        Common        excess of         Unearned       Retained
                                         stock        par value       Compensation     earnings         Total
                                   --------------- --------------- --------------- --------------- ---------------
BALANCE AT APRIL 30, 1997            $  257,947      134,843,884               -      3,869,910      138,971,741

Common stock issued for
     options exercised                      922          406,404               -              -          407,326
Tax benefit arising from
     options exercised                        -          583,000               -              -          583,000
Costs related to issuance of
     common stock                             -          (53,863)              -              -          (53,863)
Unearned compensation
     related to restricted
     stock awards                           560          938,440        (939,000)             -                -
Amortization of unearned
     compensation                             -                -         258,469              -          258,469
Net earnings                                  -                -               -      7,637,630        7,637,630
                                   --------------- --------------- --------------- --------------- ---------------
BALANCE AT APRIL 30, 1998               259,429      136,717,865        (680,531)    11,507,540      147,804,303

Common stock issued for
     options exercised                       88           36,652               -              -           36,740
Common stock issued for
     services rendered                       17           25,483               -              -           25,500
Amortization of unearned
     compensation                             -                -          62,183              -           62,183
Net (loss)                                    -                -               -     (2,662,901)      (2,662,901)

                                   --------------- --------------- --------------- --------------- ---------------
BALANCE AT JUNE 30, 1998                259,534      136,780,000        (618,348)     8,844,639      145,265,825

Common stock issued for
     options exercised                       18            8,482               -              -            8,500
Common stock issued for
     services rendered                       65           93,373               -              -           93,438
Unearned compensation related
     to restricted stock awards             120          161,880        (162,000)             -                -
Amortization of unearned
     compensation                             -                -          92,488              -           92,488
Net earnings                                  -                -               -      2,023,603        2,023,603
                                   --------------- --------------- --------------- ---------------- ---------------
BALANCE AT SEPTEMBER 30, 1998         $ 259,737      137,043,735        (687,860)    10,868,242      147,483,854
                                   =============== =============== =============== ================ ===============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THREE MONTHS ENDED OCTOBER 31, 1997 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                September 30, 1998     October 31, 1997
                                                                              -----------------------------------------
Cash flows from operating activities:
  Net earnings                                                                $          2,023,603            2,397,472
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                                        2,792,519            1,813,148
    Deferred tax expense                                                                 1,114,600            1,406,000
    (Gain) loss on disposition of assets                                                     7,828               (6,789)
    Amortization of unearned compensation                                                   92,488               58,617
    Amortization of deferred debt issuance costs                                           123,434               97,529
    Changes in operating assets and liabilities,
     net of noncash activities:
      Trade accounts receivable                                                         (5,295,776)          14,425,515
      Inventories                                                                       (6,847,558)         (10,965,327)
      Prepaid expenses and other                                                           (78,608)            (311,978)
      Trade accounts payable                                                             4,470,292           (8,915,579)
      Inventory due under exchange  agreements                                           2,034,218            1,852,547
      Excise taxes payable and other
       accrued liabilities                                                              38,515,253              117,021
                                                                              --------------------  -------------------
        Net cash provided by
          operating activities                                                          38,952,293            1,968,176
                                                                              --------------------  -------------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                                            (18,653,476)          (7,504,989)
 Investment in West Shore Pipe Line Company                                            (29,274,575)                   -
 Proceeds from sale of assets                                                                    -               13,759
 Decrease (increase) in other assets, net                                                 (616,828)            (200,239)
                                                                              --------------------  -------------------
        Net cash (used) by
          investing activities                                                         (48,544,879)          (7,691,469)
                                                                              --------------------  -------------------
Cash flows from financing activities:
 Borrowings of long-term debt, net                                                      50,887,600           10,002,600
 Deferred debt issuance costs                                                               (7,896)              (2,110)
 Common stock issued for cash                                                                8,500              248,076
 Costs related to issuance of common stock                                                       -              (26,500)
                                                                              --------------------  -------------------
        Net cash provided by
          financing activities                                                          50,888,204           10,222,066
                                                                              --------------------  -------------------

        Increase in cash and
           cash equivalents                                                             41,295,618            4,498,773

Cash and cash equivalents at beginning of period                                        27,215,374           41,265,879
                                                                              --------------------  -------------------

Cash and cash equivalents at end of period                                    $         68,510,992           45,764,652
                                                                              ====================  ===================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1998
--------------------------------------------------------------------------------
(1) BASIS OF PRESENTATION

    The TransMontaigne Inc. ("TransMontaigne"), formerly TransMontaigne Oil Company, consolidated balance sheets at September 30, 1998 and June 30, 1998, the related consolidated statements of operations for the three months ended September 30, 1998 and three months ended October 31, 1997, the consolidated statements of stockholders' equity for the year ended April 30, 1998, two months ended June 30, 1998 and three months ended September 30, 1998 and the consolidated statements of cash flows for the three months ended September 30, 1998 and three months ended October 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in TransMontaigne's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

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

(2) ACQUISITIONS

    On July 29, 1998, TransMontaigne, through a wholly owned subsidiary, TransMontaigne Terminaling Inc. ("TTI"), acquired all of the common stock of Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots. Southwest Terminal was merged into TTI effective September 30, 1998. The cost of this acquisition has been allocated to the terminal facilities and other related assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

    On September 18, 1998, TransMontaigne, through a wholly owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), acquired for $29,219,000 cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. West Shore owns a 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States. TransMontaigne is the second largest owner of West Shore, whose ownership also includes Citgo, Marathon, Equilon, Texaco, Amoco, Midwest (Union Oil), Mobil and Exxon as of September 30, 1998.

    On November 25, 1997, TransMontaigne, through a wholly owned subsidiary, TTI, acquired for $32,000,000 ($31,458,000 cash plus assumption of outstanding bank debt of approximately $542,000) the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 storage and distribution terminals located in 8 states having total tankage capacity in excess of

    3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals and certain other assets. The 17 Corporations were merged into TTI effective December 1, 1997. The cost of the ITAPCO Terminal Corporations has been allocated to the terminal facilities acquired and to the other related assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

    The following summarized unaudited pro forma results of operations assumes
                                       ---------
    that the acquisition of the ITAPCO Terminal Corporations occurred as of August 1, 1997 and combines the historical results of operations of TransMontaigne for the three months ended October 31, 1997 with the historical results of operations of the ITAPCO Terminal Corporations for the three months ended October 31, 1997. The unaudited pro forma results of
                                                       ---------
    operations are not necessarily indicative of the results of operations which would actually have occurred if the ITAPCO Terminal Corporations had been acquired as of August 1, 1997 or which will be attained in the future.


                                Three Months
                                  Ended
                              October 31, 1997
                            -----------------------
                                  (Pro forma)
                            -----------------------
Revenues                    $           547,962,971
                            =======================

Net earnings                $             2,359,540


Earnings per
common share:
          Basic             $                  0.09
                            =======================
          Diluted           $                  0.09
                            =======================

(3) Inventory Management

    TransMontaigne manages the risk associated with fluctuations in the price of refined petroleum products inventory and purchase and sales commitments, and may selectively enter into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recognized and recorded in operations when the related inventory is sold. At September 30, 1998, TransMontaigne had no open futures contracts designated as hedges.

    TransMontaigne engages in the trading of futures contracts in the cash markets and on the New York Mercantile Exchange ("NYMEX"). The change in market value of NYMEX-traded futures contracts requires daily cash settlements in margin accounts with brokers. NYMEX future contracts are guaranteed by the NYMEX and have nominal credit risk. TransMontaigne is exposed to credit risk in the event the counterparties to other third party agreements are not able to perform their contractual obligations. Gains and losses from these trading activities are recognized as incurred. Net realized and unrealized gains on futures contracts of approximately $444,000 were recognized in operations during the three months ended September 30, 1998 and approximately $533,000 were recognized in operations during the quarter ended October 31, 1997 and have been included in product sales and product costs and direct operating expenses.

    TransMontaigne had outstanding futures contracts to sell 6,576,000 barrels of product and outstanding futures contracts to purchase 6,576,000 barrels of product at September 30, 1998 and outstanding futures contracts to sell 7,590,000 barrels of product and outstanding futures contracts to purchase 7,590,000 barrels of product at October 31, 1997. Net unrealized gains relating to such outstanding futures contracts recognized in operations prior to September 30, 1998 were approximately $2,954,000 at September 30, 1998 and recognized in operations prior to October 31, 1997 were approximately $195,000 at October 31, 1997.

    TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates. A portion of TransMontaigne's refined petroleum products inventory represents line fill and tank bottoms; is required for operating balances in the conduct of TransMontaigne's daily supply and distribution activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. Natural gas liquids and residue natural gas inventories are not significant. Inventories of refined petroleum products are stated at the lower of last-in, first-out ("LIFO") cost or market. At September 30, 1998, the market value of TransMontaigne's inventories was less then their LIFO carrying value by approximately $6 million. TransMontaigne believes that the decline in market value is temporary and will be restored by fiscal year end.

(4) INCOME TAXES

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

(5) BANK CREDIT FACILITY

    TransMontaigne's bank credit facility at September 30, 1998 was a $175,000,000 working capital revolving credit facility with BankBoston, N.A. and other lenders due December 31, 2002. Borrowings under the bank credit facility generally bear interest at an annual rate equal to the lender's announced rate on Alternate Base Rate, subject to a Eurodollar Rate loan pricing option. The average interest rate at September 30, 1998 was 6.25%.

    At September 30, 1998, TransMontaigne had advances of $100,885,000 outstanding under the bank credit facility. In addition, $1,300,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company, a corporation in which TransMontaigne owns a net 18.04% interest, in obtaining financing.

(6) Master Shelf Agreement

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

    TransMontaigne sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 in April 1997 and $25,000,000 of 7.22% Senior Notes due October 17, 2004 in December 1997, all of which were outstanding at September 30, 1998.

(7) Senior Subordinated Debentures

    In March 1991, TransMontaigne issued $4,000,000 of 12.75% senior subordinated debentures which are guaranteed by certain subsidiaries; are due December 15, 2000; are subject to a required redemption of $2,000,000 on December 15, 1999 and December 15, 2000, respectively; and may be prepaid prior to maturity at a premium. In connection with the issuance of these debentures, TransMontaigne issued warrants to purchase 248,686 shares of common stock at $3.60 per share, through December 15, 2000.

(8) Restricted Stock

    TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the fiscal year ended April 30, 1998, the TransMontaigne Board of Directors approved the issuance of 56,000 shares to certain key employees. As of September 30, 1998, 4,400 shares had vested. During the three months ended September 30, 1998, the TransMontaigne Board of Directors approved the issuance of an additional 12,000 shares to certain key employees. Unearned compensation is amortized over the four year vesting period of the awards. Amortization of unearned compensation of $92,488 is included in general and administrative expense for the three months ended September 30, 1998.

(9) Business Segments

    TransMontaigne's operating business segments include the logistical petroleum services related to pipelining, terminaling and storing, marketing and supply and distribution of refined petroleum products and the equity investment in West Shore; natural gas services related to gathering, processing, treating and marketing of natural gas liquids and residue gas; and corporate services related to all of TransMontaigne's activities and assets which are not specifically identified with logistical petroleum and natural gas services, including cash and cash equivalents, the equity investment in Lion Oil Company and other assets.

    TransMontaigne acquired Southwest Terminal in July 1998 and the ITAPCO Terminal Corporations in November 1997. The refined petroleum products, chemicals and other bulk liquids operations related to these acquisitions are included in the logistical petroleum services business segment.

    Information about TransMontaigne's business segments for the three months ended September 30, 1998 and for the three months ended October 31, 1997 is summarized below:

                                                                  September 30, 1998         October 31, 1997
                                                                -----------------------     --------------------
Revenues
     Logistical petroleum services                              $           449,822,767              528,604,049
     Natural gas services                                                    13,298,216               16,496,007
                                                                 ----------------------      -------------------
                                                                $           463,120,983              545,100,056
                                                                 ======================      ===================
Operating income (loss)
     Logistical petroleum services                              $             5,474,465                3,115,289
     Natural gas services                                                       545,847                2,179,937
     Corporate                                                                 (450,000)                (300,000)
                                                                 ----------------------      -------------------
                                                                $             5,570,312                4,995,226
                                                                 ======================      ===================
Identifiable assets at the end of the period (net
     of accumulated depreciation)
     Logistical petroleum services                              $           233,134,366              133,542,670
     Natural gas services                                                    93,580,773               88,216,891
     Corporate                                                               90,167,351               70,649,697
                                                                 ----------------------      -------------------
                                                                $           416,882,490              292,409,258
                                                                 ======================      ===================
Depreciation and amortization
     Logistical petroleum services                              $             1,077,057                  380,327
     Natural gas services                                                     1,490,853                1,251,940
     Corporate                                                                  224,609                  180,881
                                                                 ----------------------      -------------------
                                                                $             2,792,519                1,813,148
                                                                 ======================      ===================
Capital expenditures
     Logistical petroleum services                              $            16,294,068                3,867,250
     Natural gas services                                                     1,337,255                3,184,008
     Corporate                                                                1,022,153                  453,731
                                                                 ----------------------      -------------------
                                                                $            18,653,476                7,504,989
                                                                 ======================      ===================

(10)  Earnings Per Share

      Earnings per share ("EPS") has been calculated based on the weighted average number of common shares outstanding for the period in accordance with the Statement of Financial Accounting Standards No. 128 issued in February 1997. The following tables reconcile the computation of basic EPS and diluted EPS for the three months ended September 30, 1998 and three months ended October 31, 1997.

                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998       FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                    ------------------------------------------------  --------------------------------------------------
                        EARNINGS           SHARES           PER            EARNINGS          SHARES            PER
                       (NUMERATOR)     (DENOMINATOR)       SHARE          (NUMERATOR)     (DENOMINATOR)       SHARE
                    ---------------   ---------------  ------------   ---------------   ----------------  --------------
Basic EPS - Net
 earnings
  available to
  common
  stockholders      $     2,023,603        25,962,991  $       0.08   $      2,397,472        25,880,988  $         0.09
                                                       ============                                       ==============
Effect of Dilutive
  Securities:
     Stock options                -           534,370                                -           627,866
     Stock warrants               -           181,875                                -           198,068
                    ---------------   ---------------                 ----------------  ----------------

Diluted EPS - Net
  earnings
  available to
  common
  stockholders
  and assumed
  conversions       $     2,023,603        26,679,236  $       0.08   $      2,397,472        26,706,922  $         0.09
                    ===============   ===============  ============   ================   ===============  ==============


    Note: Options to purchase 498,500, 165,000 and 384,500 shares of common stock at $17.25, $15.00 and $13.50 per share, respectively, were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the three months ended September 30, 1998 and the effect was anti-dilutive.

(11)  Subsequent Events

      On October 30, 1998, TransMontaigne closed the acquisition of Louis Dreyfus Energy Corp. ("LDEC") for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock, plus working capital of $192,492,000. The acquisition of LDEC includes 24 refined petroleum products terminal and storage facilities of which 7 are wholly owned and 17 are owned jointly with BP Oil Company together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. LDEC's supply, distribution and marketing business includes over 350 services supply/exchange points nationwide and handles annually in excess of 85 million barrels of refined petroleum products. Subsequent to closing, the name of LDEC was changed to TransMontaigne Product Services East Inc.

      On October 30, 1998 TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a 5 year $350,000,000 revolving credit facility and a 22 month $150,000,000 term loan. Borrowings under this credit facility bear interest paid in arrears at an annual rate equal to the lender's Alternate Base Rate plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line of credit under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The credit facility contains a negative pledge covenant and financial tests similar to the previous credit facility. The proceeds from the credit facility were used to fund the LDEC acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes.

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

     TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne's refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of approximately 790 miles of pipeline and 32 terminal, storage and delivery facilities located in 10 states with a combined tank storage capacity of approximately 10,100,000 barrels. TransMontaigne's natural gas gathering and processing assets consist of 5 gathering and processing systems in 3 states with combined throughput capacity of approximately 94 million cubic feet per day and over 2,800 miles of pipelines. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations. Management believes that the use of all these facilities should allow TransMontaigne to significantly expand its geographic service area and the integrated logistical services it provides.

     The principal predecessor of TransMontaigne was formed in 1977. In April 1995, present management and certain institutional stockholders of TransMontaigne acquired control of the predecessor through a merger in which the name was changed to TransMontaigne Oil Company.

     In June 1996, TransMontaigne and a publicly held corporation merged, with the stockholders of TransMontaigne receiving approximately 93% of the stock of the merged corporation. In August 1998, upon receiving shareholders approval, the name TransMontaigne Oil Company was changed to TransMontaigne Inc.

     Since TransMontaigne's present management assumed control in April 1995, TransMontaigne has raised approximately $117,000,000 in equity capital ($30,000,000 private placement in May 1995; $25,000,000 private placement in March 1996; and $62,000,000 public offering in February 1997); established an initial $130,000,000 working capital and acquisition revolving bank credit facility in December 1996 which in April 1998 was increased to a $175,000,000 bank credit facility due December 31, 2002; and issued $50,000,000 of 7.85% Senior Notes due April 17, 2003 in April 1997 and $25,000,000 of 7.22% Senior Notes due October 17, 2004 in December 1997 to an institutional lender under a $100,000,000 Master Shelf Agreement.

     On October 30, 1998 TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a 5 year $350,000,000 revolving credit facility and a 22 month $150,000,000 term loan. Borrowings under this credit facility bear interest paid in arrears at an annual rate equal to the lender's Alternate Base Rate plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line of credit under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The credit facility contains a negative pledge covenant and financial tests similar to the previous credit facility. The proceeds from the credit facility were used to fund the Louis Dreyfus Energy Corp. acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes.

     In December 1996, TransMontaigne acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 in cash and through September 30, 1998 has additionally invested approximately $23,800,000 in improvements and expansion of the Grasslands Facilities and other assets in its natural gas services business segment. The Grasslands Facilities are strategically located between TransMontaigne's Marmarth facility in southwestern North Dakota, its Baker facility in eastern Montana and its Lignite facility in northern North Dakota. TransMontaigne has natural gas gathering facilities covering the eastern corridor of Montana and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which should significantly enhance TransMontaigne's ability to provide a complete service package to North Dakota and Montana producers as well as to end-users of natural gas liquids ("NGL") and natural gas. The Grasslands Facilities contributed approximately 89% and 95% of the total net operating margins of TransMontaigne's natural gas gathering and processing operations during the three months ended September 30, 1998 and the three months ended October 31, 1997, respectively.

     In November 1997, TransMontaigne acquired the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; and certain other assets. The ITAPCO Terminal Corporations purchase price was $32,000,000 ($31,458,000 cash, plus assumption of outstanding bank debt of approximately $542,000) and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. The ITAPCO Terminal Corporations contributed approximately 56% of the total net operating margins of the TransMontaigne terminal operations during the three months ended September 30, 1998.

     In July 1998, TransMontaigne acquired Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

     In September 1998, TransMontaigne acquired for $29,219,000 cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. West Shore owns a 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper mid-west region of the United States. The pipeline is strategically connected to TransMontaigne's NORCO pipeline system, which in turn, is connected to all major petroleum products pipeline in the Mid-Continent. TransMontaigne is the second largest owner of West Shore, whose ownership also includes Citgo, Marathon, Equilon, Texaco, Amoco, Midwest (Union Oil), Mobil and Exxon as of September 30, 1998.

     In September 1998, TransMontaigne entered into a Stock Purchase Agreement with Louis Dreyfus Corporation for the acquisition of all of the outstanding common stock of Louis Dreyfus Energy Corp. ("LDEC"). In October 1998, TransMontaigne closed the acquisition of LDEC for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock, plus working capital of $192,492,000. The acquisition of LDEC includes 24 refined petroleum products terminal and storage facilities of which 7 are wholly owned and 17 are owned jointly with BP Oil Company together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. LDEC's supply, distribution and marketing business includes over 350 service supply/exchange points nationwide and handles annually in excess of 85 million barrels of refined petroleum products. Subsequent to closing, the name LDEC was changed to TransMontaigne Product Services East Inc. LDEC is a major shipper on the Colonial pipeline which connects the Houston ship channel and associated major refining complexes to the New York Harbor which is the New York Mercantile Exchange petroleum products delivery point. This acquisition was financed with proceeds from the $500,000,000 credit facility with BankBoston, N.A.

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

RESULTS OF OPERATIONS

                                                                  Three Months            Three Months
                                                                      Ended                   Ended
                                                                  September 30,         October 31, 1997
                                                                      1998
                                                              -------------------     -------------------

PIPELINE OPERATIONS
     Volume (1)                                                             6,716                   4,728
     Revenues (2)                                             $             4,484                   3,180
     Net Operating Margin (2)                                 $             2,826                   1,701
     Margin per Gallon                                        $            0.0100                  0.0086

TERMINAL AND STORAGE OPERATIONS
     Volume (1)
          Refined petroleum products                                      608,866                 307,000
          Chemicals and other bulk liquids                                  3,882                       -
     Revenues (2)
          Refined petroleum products                          $             4,129                   2,234
          Chemicals and other bulk liquids                    $             2,263                       -
     Net Operating Margin (2)                                 $             3,988                   1,445
     Margin per Gallon                                        $            0.0065                  0.0047

PRODUCTS SUPPLY AND
DISTRIBUTION OPERATIONS
     Volume (1)                                                         1,045,000                 909,000
     Revenues (2)                                             $           438,947                 523,190
     Net Operating Margin (2)                                 $             3,056                   2,446
     Margin per Gallon                                        $            0.0029                  0.0027

NATURAL GAS SERVICES OPERATIONS
     Inlet Volume (3)                                                       5,391                   5,523
     NGL Production (3)                                                    26,494                  25,056
     Residue Production (3)                                             4,381,187               4,250,322
     Revenues (2)                                             $            13,298                  16,496
     Net Operating Margin (2)                                 $             3,261                   4,357

TOTAL OPERATIONS
     Revenues (2)                                             $           463,121                 545,100
     Net Operating Margin (2)                                 $            13,131                   9,949
     Net Earnings (2)                                         $             2,024                   2,397

(1) Pipeline volumes are expressed in thousands of barrels (42 gallons per barrel). Terminal and storage and products supply and distribution volumes are expressed in thousands of gallons.

(2) Revenues, net operating margins, and net earnings are expressed in thousands of dollars. Net operating margin represents (a) revenues less direct operating expenses for pipeline and terminal and storage operations;
     (b) revenues less cost of refined petroleum products purchased for products supply and distribution operations, and (c) revenues less cost of natural gas gathered, processed and sold and direct operating expenses for natural gas services operations.

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

     Products supply and distribution revenues are based on the volume of bulk sales of refined petroleum products and the wholesale distribution of refined petroleum products from terminals. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels are common and are generally made at small margins. Wholesale distribution of refined petroleum products is conducted from 10 proprietary and 101 non-proprietary terminal truck loading rack locations primarily by truckload sales of 8,000 gallons.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
     THREE MONTHS ENDED OCTOBER 31, 1997

     On August 14, 1998, TransMontaigne elected to change the date of its fiscal year end to June 30. The management discussion that follows compares the three months ended September 30, 1998 and the three months ended October 31, 1997. TransMontaigne did not recast historical financial information to present the three months ended September 30, 1997 because the financial reporting systems in place at that time included certain procedures which were completed only on a quarterly basis. Consequently, it is impractical to recast this financial information.

     The net operating margin from pipeline operations for the three months ended September 30, 1998 was $2,826,000 compared to $1,701,000 for the three months ended October 31, 1997, an increase of 66%, or $1,125,000. The margin per gallon for the three months ended September 30, 1998 of $.0100 increased 16%, or $.0014. The increase resulted primarily from a 42% increase in barrels per day thruput volume of 22,000 barrels per day, primarily due to an increase in volumes of higher tariff long haul pipeline shipments and an increase in the related tariff rate. The revenue increase was partially offset by an increase in operating costs which was due to incremental power costs attributable to additional long haul shipments volumes and increased maintenance and right of way clearing costs.

     The net operating margin from terminal and storage operations for the three months ended September 30, 1998 was $3,988,000 compared to $1,445,000 for the three months ended October 31, 1997, an increase of 176%, or $2,543,000. The margin per gallon for the three months ended September 30, 1998 of $.0065 increased 38%, or $.0018. The increase resulted from an increase in refined petroleum products volumes handled and the substantial volumes of chemicals and other bulk liquids not previously handled, primarily due to the addition of the Southwest Terminal facilities acquired in July 1998 and the ITAPCO Terminal Corporations facilities acquired in November 1997; a 38% increase in revenues at the South Bend terminal facility resulting from a 76% increase in thruput volumes; and a 131% increase in revenues at the Mt. Vernon, Missouri terminal resulting from the addition of new truck loading facilities. These revenue increases were
                                       26
partially offset by increases in terminal operating costs largely attributable to the ITAPCO Terminal Corporations terminals and expanded East Chicago and Mt. Vernon terminal operations.

     The net operating margin from product sales for the three months ended September 30, 1998 was $3,056,000 compared to $2,446,000 for the three months ended October 31, 1997, an increase of 25%, or $610,000. Revenues were $438,947,000 for the three months ended September 30, 1998 compared to $523,190,000 for the three months ended October 31, 1997, a decrease of 16%, or $84,243,000, which was a direct result of a 27% reduction in refined product prices received by TransMontaigne, partially offset by a 15% increase in volumes sold. A $.0029 net operating margin per gallon was realized in the three months ended September 30, 1998 compared to $.0027 net operating margin per gallon realized for the three months ended October 31, 1997. Factors influencing refined petroleum product market conditions included product supply and demand, the international political climate and weather conditions which have caused historical low product prices and which directly affected products supply and distribution performance for the three months ended September 30, 1998.

     At June 30, 1998 TransMontaigne had recorded an allowance of $3.6 million to reduce the LIFO carrying value of its inventories to market. Under the LIFO method of accounting for inventories, this allowance was recorded as a reduction of product costs in the current reporting period. The market value of TransMontaigne's inventories at September 30, 1998 was approximately $6 million less than their LIFO carrying value. A lower of cost or market adjustment was not recorded because the price decline is believed by TransMontaigne management to be temporary. TransMontaigne's policy is to defer recognition of lower of cost or market adjustment to inventories due to price declines at interim reporting dates, unless the price declines are not expected to be restored by its June 30 fiscal year end. TransMontaigne management estimates that a future $0.04 per gallon increase in refined petroleum product prices will restore the decline in the market value of its inventories. The expectation of price recoveries by fiscal year end will be reevaluated by TransMontaigne management at the end of each quarterly reporting period.

     The net operating margin from natural gas services operations for the three months ended September 30, 1998 was $3,261,000 compared to $4,357,000 for the three months ended October 31, 1997, a decrease of 25%, or $1,096,000. Revenues for the three months ended September 30, 1998 was $13,298,000 compared to $16,496,000 for the three months ended October 31, 1997 a decrease of 19%, or $3,198,000. The net operating margin and revenues were attributable primarily to the business activities of the Grasslands Facilities. Net operating margin and revenues during the three months ended September 30, 1998 were negatively impacted by continued low NGL prices, primarily in propane which was in near record oversupply, and the adverse effect of weak crude oil prices, notwithstanding an approximate 3% increase in NGL and residue production volumes per day.

     General and administrative expenses for the three months ended September 30, 1998 were $4,768,000 compared to $3,141,000 for the three months ended October 31, 1997, an increase of 52%, or $1,627,000. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals, employee relocation expenses and increased communication expenses. These increases were directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operations of the ITAPCO Terminal Corporations.

     Other income for the three months ended September 30, 1998 included interest income of $377,000 compared to $581,000 for the three months ended October 31, 1997, a decrease of 35%, or $204,000. The decrease in interest income was due primarily to the decrease in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne credit facility borrowings and senior promissory notes which were used primarily to finance the acquisitions of the ITAPCO Terminal Corporations in November, 1997 and Grasslands Facilities in December, 1996, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on the TransMontaigne senior subordinated debentures. Other financing costs include commitment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and other financing costs during the three months ended September 30, 1998 amounted to $2,684,000 compared to $1,708,000 during the three months ended October 31, 1997, an increase of 57%, or $976,000. The increased interest expense of $976,000 was due to an increase in average outstanding debt primarily to fund the ITAPCO Terminal Corporations acquisition.

     Earnings before income taxes for the three months ended September 30, 1998 was $3,264,000, compared to $3,867,000 for the three months ended October 31, 1997, a decrease of 16%, or $603,000. The decrease in earnings before income taxes was primarily a result of increased general and administrative expenses; additional depreciation attributable to the expansion of natural gas services assets and the acquisition of the ITAPCO Terminal Corporations; and interest expense, primarily attributable to the financing of the ITAPCO Terminal Corporations acquisition. Partially offsetting these factors were the increased net operating margin contribution from the terminal and storage operations business segment, primarily from the ITAPCO Terminal Corporations acquisition; the increased net operating margin contribution from the pipeline operations business segment; and the increased net operating margin contribution from the products supply and distribution operations business segment.

     Income tax expense for the three months ended September 30, 1998 of $1,240,000 and $1,470,000 for the three months ended October 31, 1997 is based upon an effective combined federal and state income tax rate of 38%.

     Net earnings for the three months ended September 30, 1998, after providing for the income tax expense, was $2,024,000 compared to $2,397,000 for the three months ended October 31, 1997, a decrease of 16%, or $373,000. Earnings per share for the three months ended September 30, 1998 was $.08 basic and $.08 diluted based on 25,962,991 weighted average basic shares outstanding and 26,679,236 weighted average diluted shares outstanding. This compares to earnings per share of $.09 basic and $.09 diluted for the three months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the three months ended September 30, 1998 and the three months ended October 31, 1997.

                                                                Three Months               Three Months
                                                                   Ended                      Ended
                                                              September 30, 1998         October 31, 1997
                                                            ----------------------    -----------------------
Net cash provided by operating activities                 $             38,952,000                  1,968,000
Net cash (used) by investing activities                   $            (48,545,000)                (7,691,000)
Net cash provided by financing activities                 $             50,888,000                 10,222,000

         TransMontaigne's net cash provided by operating activities of $38,952,000 for the three months ended September 30, 1998 was attributable primarily to the increase in federal excise taxes payable of approximately $35,000,000, reduced by the decrease in earnings before income taxes of $603,000 and increased by additional depreciation of approximately $979,000. The substantial accrual of federal excise taxes payable at September 30, 1998 was due to a legislative change in payment dates which required companies collecting federal excise taxes to defer the payments of August 1998 and September 1998 collections until October 5, 1998. This deferral enabled TransMontaigne to have on hand at September 30, 1998 approximately $35,000,000 of additional cash which was paid out on October 5, 1998. TransMontaigne's current ratio (current assets divided by current liabilities) was 2.1 to 1.0 at September 30, 1998 compared to
3.0 to 1.0 at October 31, 1997. TransMontaigne's current ratio at September 30, 1998, adjusted to reflect the subsequent payment of the federal excise tax liability would have been 2.8 to 1.0.

         Net cash used by investing activities was $48,545,000 during the three months ended September 30, 1998 as TransMontaigne continued its growth through construction and improvements to existing operating facilities and the acquisitions of Southwest Terminal ($6,500,000) and the 15.38% common stock interest in West Shore ($29,219,000). Capital expenditures included enhancements to the East Chicago facility and several of the acquired ITAPCO terminals; initial construction costs related to new terminal projects; improvements to the NORCO Pipeline facilities; expansion of assets in the natural gas services business segment; and additions to TransMontaigne's corporate facilities, communications, and data processing infrastructure. Net cash used by investing activities was $7,691,000 during the three months ended October 31, 1997 which included approximately $3,174,000 of improvements to the Grasslands Facilities and other assets in the natural gas services business segment; and improvements to the pipeline and terminal facilities.

         Net cash provided by financing activities for the three months ended September 30, 1998 of $50,888,000 primarily represented borrowings under TransMontaigne's credit facility and was primarily used to finance capital expenditures and the investments in Southwest Terminal and West Shore. Net cash provided by financing activities for the three months ended October 31, 1997 of $10,222,000 also primarily represented borrowings under TransMontaigne's credit facility and was primarily used to finance operations and capital expenditures. At September 30, 1998, TransMontaigne had $279,000,000 of borrowing facility with availability of $97,815,000 under its credit agreements.

     EBITDA represents earnings before income taxes plus interest expense and other financing costs and depreciation and amortization. Management uses EBITDA as part of its overall assessment of TransMontaigne's performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations and net earnings as indicators of operating performance, EBITDA is used increasingly by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity. EBITDA was $8,740,000 for the three months ended September 30, 1998 compared to EBITDA of $7,389,000 for the three months ended October 31, 1997, an increase of 18%, or $1,351,000. The increase in EBITDA for the three months ended September 30, 1998 was primarily attributable to the increased EBITDA contributions by the terminal and storage operation business segment, including the Southwest Terminal and ITAPCO Terminal Corporations; the pipeline operations business segment; and the product supply and distribution operations business segment. The increases in EBITDA were partially offset by increased general and administrative expenses, and reduced interest income. Achieving continued EBITDA growth through acquisitions and internal expansion of existing facilities is a primary objective of TransMontaigne management.

     Capital expenditures anticipated in the year ending June 30, 1999 are estimated to be approximately $258,000,000 for pipeline, terminal, storage and natural gas gathering and processing facilities, and assets to support these facilities, including $6,500,000 cash for Southwest Terminal, $29,219,000 cash for the 15.38% interest in West Shore and $161,000,000 in cash and common stock for Louis Dreyfus Energy Corp. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which TransMontaigne continuously identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability, to the extent required, of financing on acceptable terms.

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

     TransMontaigne's bank credit facility at September 30, 1998 was a $175,000,000 revolving credit facility with BankBoston, N.A. and other lenders due December 31, 2002. Borrowings under this bank credit facility generally bear interest paid in arrears at an annual rate equal to the lenders' announced rate on Alternate Base Rate loans, subject to a Eurodollar Rate loan pricing option. Part of this revolving credit facility is a $10,000,000 same day swing line of credit available to TransMontaigne under which advances may be drawn at an interest rate comparable to the Eurodollar Rate.

     At September 30, 1998, TransMontaigne had advances of $100,885,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option and $1,300,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company in obtaining financing. The average interest rate at September 30, 1998 was 6.25%.

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

     At September 30, 1998, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 and $25,000,000 of 7.22% Senior Notes due October 17, 2004.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. The agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of September 30, 1998, TransMontaigne was in compliance with all such tests.

     On October 30, 1998 TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a 5 year $350,000,000 revolving credit facility and a 22 month $150,000,000 term loan. Borrowings under this credit facility bear interest paid in arrears at an annual rate equal to the lender's Alternate Base Rate plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line of credit under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The credit facility contains a negative pledge covenant and financial tests similar to the previous credit facility. The proceeds from the credit facility were used to fund the LDEC acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes.

     At September 30, 1998, TransMontaigne had working capital of $94,392,000; availability under its bank credit facility of $72,815,000; and additional borrowing capacity of $25,000,000 under the Master Shelf Agreement.

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

YEAR 2000 MATTERS

     Historically, certain computer programs, as well as certain hardware containing embedded technology, such as microcontrollers and microprocessors, were designed to utilize a two-digit date field and consequently, they may not be able to properly recognize dates in the Year 2000. This could result in significant system failures. TransMontaigne relies on its computer-based management information systems, as well as embedded technology, such as microcontrollers and microprocessors, to operate instruments and equipment in conducting its normal business activities. Certain of these computer-based programs and embedded technology, such as microcontrollers and microprocessors, may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

     In response, TransMontaigne has developed a "Year 2000" Plan and established an internal group to identify and assess potential areas of risk and to make any required modifications to its computer systems and equipment used in its pipeline, terminaling, storage and natural gas gathering and processing operations and product supply and distribution activities. The Year 2000 Plan is comprised of various phases, including assessment, remediation, testing and contingency plan development. After the assessment phase has been completed and evaluated, the remediation, testing and certification phases will be implemented to ensure that the material facilities and business activities will continue to operate safely and reliably, and without interruption after 1999. Based upon the results of these assessments contingency plans will be developed to the extent deemed necessary.

     TransMontaigne has also undertaken to monitor the compliance efforts of suppliers, contractors and other third parties with whom it does business, including those with whom TransMontaigne maintains banking and stock transfer relationships, and whose computer-based systems and/or embedded technology equipment interface with those of TransMontaigne to ensure that operations will not be adversely affected by the Year 2000 compliance problems of others. There can be no assurance that there will not be an adverse effect on TransMontaigne if vendors, suppliers, customers, state and federal governmental authorities and other third parties do not convert their respective systems in a timely manner and in a way that is compatible with TransMontaigne's information systems and embedded technology equipment. However, management believes that ongoing communication with and assessment of the compliance efforts and status of these third parties will minimize these risks.

     TransMontaigne believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete its Year 2000 Plan within a time frame that will enable its computer-based programs and embedded technology equipment to function without significant disruption in the Year 2000. TransMontaigne believes that the assessment phase of its Year 2000 Plan will be completed by the end of December 31, 1998. It is anticipated that the remediation phase will be completed by March 31, 1999 and the testing phase by June 30, 1999. Thereafter, contingency plans, if necessary and appropriate, will be developed as needed.

     At September 30, 1998, TransMontaigne has incurred third party costs of approximately $50,000 related to Year 2000 compliance matters and estimates that the total future third party, software and equipment costs related to Year 2000 compliance activities, based upon information developed to date, will be approximately $2,500,000, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not deemed to be material to the operations of TransMontaigne. The cost of the remediation activities and the completion dates are based on management's best estimates and may be updated as additional information becomes available. The costs incurred to date and those estimated to be incurred in the future with respect to Year 2000 issues do not include internal costs. TransMontaigne does not presently separately track the internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in the compliance program and related travel and other out of pocket expenses.

     Although TransMontaigne anticipates minimal business disruption will occur as a result of Year 2000 issues, in the event the computer based programs and embedded technology equipment of TransMontaigne, or that owned and operated by third parties, should fail to function properly, possible consequences include but are not limited to, loss of communications links with pipeline control centers, terminal automation systems, and field offices; loss of electric power; and inability to automatically process commercial transactions, or engage in similar normal automated or computerized business activities.

     To date, TransMontaigne has not established a contingency plan for possible Year 2000 issues. As noted above, in the event TransMontaigne, after completion of the assessment, remediation and testing phases of the Year 2000 Plan and review of the results of monitoring the compliance efforts and status of third parties, determines that contingency plans are necessary, TransMontaigne will establish contingency plans based on its assessment of outside risks. TransMontaigne anticipates that contingency plans, if determined to be necessary, will be in place by July 31, 1999.

     The discussion of TransMontaigne's efforts, and management's expectations, relating to Year 2000 compliance contains forward-looking statements. Presently, TransMontaigne does not anticipate that the Year 2000 issues will have a material adverse effect on the operations or financial performance of TransMontaigne. However, there can be no assurance that the Year 2000 will not adversely affect TransMontaigne and its business.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued June 1997 by the Financial Accounting Standards Board. SFAS 131 established new standards which change the way public companies report information about segments. This statement is based on the management approach to segment reporting and requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers and geographic areas in which the entity holds assets and reports revenues. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997. TransMontaigne does not expect the adoption of SFAS 131 to have a material effect on the presentation of its financial statements.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. TransMontaigne has not assessed the impact, if any, that SFAS 133 will have on its consolidated financial statements.

PART II.  OTHER INFORMATION
---------------------------

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     On September 8, 1998, TransMontaigne issued 6,500 shares of TransMontaigne's common stock to a consultant to TransMontaigne pursuant to the terms of a consulting agreement for services rendered in connection with an acquisition. Because the issuance occurred in a privately negotiated transaction that did not involve a public offering, the shares of TransMontaigne's common stock issued are exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the TransMontaigne Annual Meeting of Stockholders held on August 26, 1998, the stockholders of TransMontaigne (a) elected seven directors; (b) approved the proposal to amend Article II of TransMontaigne's Restated Certificate of Incorporation to change the name of TransMontaigne Oil Company to TransMontaigne Inc.; and (c) ratified the appointment of KPMG Peat Marwick LLP as independent auditors for TransMontaigne for the fiscal year ending April 30, 1999.

The following persons were elected as directors:

Thomas R. Dension
Cortlandt S. Dietler
Richard E. Gathright
John A. Hill
Bryan H. Lawrence
Harold R. Logan, Jr.
Edwin H. Morgens
                                       38

A total of 18,338,375 votes were cast for and a total of 72,461 votes were cast against each of the following nominees for election to the Board of Directors:
Messrs. Dietler, Gathright, Hill, Lawrence, Logan and Morgens. A total of 18,337,375 votes were cast for and a total of 73,461 votes were cast against Mr. Denison.

A total of 18,408,667 votes were cast in favor of the proposal to amend Article II of the Restated Certificate of Incorporation to change the name of TransMontaigne Oil Company to TransMontaigne Inc., while 1,411 votes were cast against the proposal and 758 abstained. There were no broker non-votes.

With respect to the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for TransMontaigne for the fiscal year ending April 30, 1999, a total of 18,408,413 votes were cast in favor of the appointment, while 1,711 votes were cast against and 712 abstained. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1A Restated Articles of Incorporation and Certificate of Merger. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.

     3.1B Certificate of Amendment of Restated Certificate of Incorporation of TransMontaigne Oil Company dated August 26, 1998. FILED HEREWITH.

     10.1 Stock Purchase Agreement dated as of September 13, 1998, between Louis Dreyfus Corporation and TransMontaigne. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.

     27       Financial Data Schedule.  FILED HEREWITH.

     99.1     Press Release dated September 14, 1998. FILED HEREWITH.

(b)  Reports on Form 8-K

     A Form 8-K dated August 14, 1998 was filed on August 27, 1998 reporting a change of the name of Registrant to TransMontaigne Inc. under Item 5 and a change in Registrant's fiscal year end to June 30 under Item 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  November 16, 1998                TRANSMONTAIGNE INC.
                                         (Registrant)



                                         /s/ CORTLANDT S. DIETLER
                                         ------------------------
                                         Cortlandt S. Dietler
                                         Chairman and Chief Executive
                                         Officer

                                         /s/ RODNEY S. PLESS
                                         ------------------------
                                         Rodney S. Pless
                                         Vice President and Controller
                                         (Principal Accounting Officer)