Form 10-Q
period 1998-12-31
TRANSMONTAIGNE INC
filed 1999-02-19
CIK 755199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1998

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

                                Yes [X]  No [_]

As of January 31, 1999 there were 30,471,024 shares of the registrant's Common Stock outstanding.

                              TRANSMONTAIGNE INC.

                                     INDEX



                        PART I.   FINANCIAL INFORMATION

                                                                                                     PAGE NO.
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          December 31, 1998 and June 30, 1998......................................................       4

          Consolidated Statements of Operations
          Three Months Ended December 31, 1998 and
          Three Months Ended January 31, 1998......................................................       5

          Consolidated Statements of Operations
          Six Months Ended December 31, 1998 and
          Six Months Ended January 31, 1998........................................................       6

          Consolidated Statements of Stockholders' Equity
          Year Ended April 30, 1998,
          Two Months Ended June 30, 1998 and
          Six Months Ended December 31, 1998.......................................................       7

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1998 and
          Six Months Ended January 31, 1998........................................................       8

          Notes to Consolidated Financial Statements...............................................      10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................      23

                          PART II.  OTHER INFORMATION

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................      52

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................      52

           SIGNATURES..............................................................................      54

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following page.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1998 AND JUNE 30, 1998 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                            December 31,1998               June 30, 1998
------                                                                        ---------------------         ---------------------
Current assets:
     Cash and cash equivalents                                                $          29,500,233                    27,215,374
     Trade accounts receivable                                                          151,058,972                    36,391,584
     Inventories                                                                        318,653,064                    63,559,637
     Deferred tax assets, net                                                                     -                       573,000
     Prepaid expenses and other                                                           5,152,515                     2,705,905
                                                                              ---------------------         ---------------------
                                                                                        504,364,784                   130,445,500
                                                                              ---------------------         ---------------------

Property, plant and equipment:
     Land                                                                                12,376,364                     2,801,964
     Plant and equipment                                                                383,011,572                   191,600,521
     Accumulated depreciation                                                           (28,467,863)                  (21,912,875)
                                                                              ---------------------         ---------------------
                                                                                        366,920,073                   172,489,610
                                                                              ---------------------         ---------------------

Investments and other assets:
     Investments                                                                         46,139,837                    10,180,720
     Deferred debt issuance costs, net                                                    9,973,261                     1,607,855
     Other assets                                                                         3,695,690                     3,491,813
                                                                              ---------------------         ---------------------
                                                                                         59,808,788                    15,280,388
                                                                              ---------------------         ---------------------

                                                                              $         931,093,645                   318,215,498
                                                                              =====================         =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current portion of long-term debt                                        $           2,000,000                             -
     Trade accounts payable                                                             147,594,518                    28,640,766
     Inventory due under exchange agreements                                              4,034,022                     2,730,787
     Excise taxes payable                                                                36,491,018                     7,846,657
     Other accrued liabilities                                                            6,259,452                     4,760,063
                                                                              ---------------------         ---------------------
                                                                                        196,379,010                    43,978,273
                                                                              ---------------------         ---------------------

Long-term debt                                                                          526,851,600                   128,971,400

Deferred tax liabilities, net                                                               236,943                             -

Stockholders' equity:
     Preferred stock, par value $.01 per share,
        authorized 2,000,000 shares, none issued                                                  -                             -
     Common stock, par value $.01 per share, authorized 80,000,000 shares, issued and outstanding 30,470,424 shares at
        December 31, 1998 and 25,953,324 shares at June 30, 1998                            304,705                       259,534
     Capital in excess of par value                                                     197,334,056                   136,780,000
     Unearned compensation                                                                 (589,442)                     (618,348)
     Retained earnings                                                                   10,576,773                     8,844,639
                                                                              ---------------------         ---------------------
                                                                                        207,626,092                   145,265,825
                                                                              ---------------------         ---------------------

                                                                              $         931,093,645                   318,215,498
                                                                              =====================         =====================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED JANUARY 31, 1998 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

                                                                             December 31, 1998              January 31, 1998
                                                                          ---------------------         ---------------------
Revenues:
   Product sales, pipeline tariffs, terminal
       and storage fees, marketing fees and
       natural gas gathering and processing fees                          $         741,300,100                   470,731,798

Costs and expenses:
   Product costs and direct
       operating expenses                                                           721,770,859                   460,141,569
   General and administrative                                                         8,135,002                     3,736,259
   Depreciation and amortization                                                      4,128,018                     2,229,583
                                                                          ---------------------         ---------------------
                                                                                    734,033,879                   466,107,411
                                                                          ---------------------         ---------------------

            Operating income                                                          7,266,221                     4,624,387

Other income (expenses):
   Dividend income                                                                     339,361                             -
   Interest income                                                                      381,729                       484,154
   Interest expense                                                                  (7,175,000)                   (2,166,204)
   Other financing costs                                                             (1,281,981)                     (124,316)
                                                                          ---------------------         ---------------------
                                                                                     (7,735,891)                   (1,806,366)
                                                                          ---------------------         ---------------------

            Earnings (loss) before income taxes                                        (469,670)                    2,818,021

Income tax benefit (expense)                                                            178,201                    (1,100,000)
                                                                          ---------------------         ---------------------
            Net earnings (loss)                                           $            (291,469)                    1,718,021
                                                                          =====================         =====================


Weighted average common
     shares outstanding:
            Basic                                                                    28,975,791                    25,918,870
                                                                          =====================         =====================
            Diluted                                                                  28,975,791                    26,685,256
                                                                          =====================         =====================

Earnings (loss) per common share
            Basic                                                         $               (0.01)                         0.07
                                                                          =====================         =====================
            Diluted                                                       $               (0.01)                         0.06
                                                                          =====================         =====================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

SIX MONTHS ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED JANUARY 31, 1998 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

                                                                             December 31, 1998              January 31, 1998
                                                                          ---------------------         ---------------------
Revenues:
   Product sales, pipeline tariffs, terminal
          and storage fees, marketing fees and
          natural gas gathering and processing fees                       $       1,204,421,083                 1,015,831,854

Costs and expenses:
   Product costs and direct
          operating expenses                                                      1,171,760,907                   995,292,593
   General and administrative                                                        12,903,106                     6,876,917
   Depreciation and amortization                                                      6,920,537                     4,042,731
                                                                          ---------------------         ---------------------
                                                                                  1,191,584,550                 1,006,212,241
                                                                          ---------------------         ---------------------

            Operating income                                                         12,836,533                     9,619,613

Other income (expenses):
   Dividend income                                                                      339,361                             -
   Interest income                                                                      759,038                     1,064,828
   Interest expense                                                                  (9,650,264)                   (3,734,981)
   Other financing costs                                                             (1,490,534)                     (263,967)
                                                                          ---------------------         ---------------------
                                                                                    (10,042,399)                   (2,934,120)
                                                                          ---------------------         ---------------------

            Earnings before income taxes                                              2,794,134                     6,685,493

   Income tax expense                                                                 1,062,000                     2,570,000
                                                                          ---------------------         ---------------------

            Net earnings                                                  $           1,732,134                     4,115,493
                                                                          =====================         =====================


Weighted average common
   shares outstanding:
            Basic                                                                    27,469,391                    25,899,929
                                                                          =====================         =====================
            Diluted                                                                  28,201,262                    26,696,089
                                                                          =====================         =====================

Earnings per common share
            Basic                                                         $                0.06                          0.16
                                                                          =====================         =====================
            Diluted                                                       $                0.06                          0.15
                                                                          =====================         =====================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEAR ENDED APRIL 30, 1998, TWO MONTHS ENDED JUNE 30, 1998 AND
SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Capital in
                                         Common        excess of          Unearned        Retained
                                         stock         par value        Compensation      earnings           Total
                                      -----------     ------------    ----------------   ----------      -------------
BALANCE AT APRIL 30, 1997             $ 257,947       134,843,884                 -       3,869,910       138,971,741

Common stock issued for
   options exercised                        922           406,404                 -               -           407,326
Tax benefit arising from
   options exercised                          -           583,000                 -               -           583,000
Costs related to issuance of
   common stock                               -           (53,863)                -               -           (53,863)
Unearned compensation
   related to restricted
   stock awards                             560           938,440          (939,000)              -                 -
Amortization of unearned
   compensation                               -                 -           258,469               -           258,469
Net earnings                                  -                 -                 -       7,637,630         7,637,630
                                      -----------     ------------    ----------------   -----------     -------------

BALANCE AT APRIL 30, 1998               259,429       136,717,865          (680,531)     11,507,540       147,804,303

Common stock issued for
   options exercised                         88            36,652                 -               -            36,740
Common stock issued for
   services rendered                         17            25,483                 -               -            25,500
Amortization of unearned
   compensation                               -                 -            62,183               -            62,183
Net (loss)                                    -                 -                 -      (2,662,901)       (2,662,901)
                                      -----------     ------------    ----------------   -----------     -------------

BALANCE AT JUNE 30, 1998                259,534       136,780,000          (618,348)      8,844,639       145,265,825

Common stock issued for
   options exercised                         68            32,131                 -               -            32,199
Common stock issued for
   services rendered                         65            93,373                 -               -            93,438
Unearned compensation related
   to restricted stock awards               120           161,880          (162,000)              -                 -
Amortization of unearned
   compensation                               -                 -           190,906               -           190,906
Common stock issued in
   acquisition of
   Louis Dreyfus Energy
   Corp.  (LDEC)                         45,000        60,390,000                 -               -        60,435,000
Common stock repurchased
   and retired                              (82)         (123,328)                -               -          (123,410)
Net earnings                                  -                 -                 -       1,732,134         1,732,134
                                      -----------     ------------    ---------------   ------------     -------------

BALANCE AT DECEMBER 31, 1998          $ 304,705       197,334,056          (589,442)     10,576,773       207,626,092
                                      ===========     ============    ===============   ============     =============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED JANUARY 31, 1998 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                 December 31, 1998     January 31, 1998
                                                                 -----------------     ----------------
Cash flows from operating activities:
  Net earnings                                                     $   1,732,134            4,115,493
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                      6,920,537            4,042,731
    Deferred tax expense                                                 809,943            2,176,000
    Loss on disposition of assets                                         14,320                3,060
    Amortization of unearned compensation                                190,906              152,543
    Amortization of deferred debt issuance costs                       1,057,922              195,783
    Changes in operating assets and liabilities,
     net of noncash items and acquisitions:
      Trade accounts receivable                                       10,351,173           15,165,240
      Inventories                                                    (84,135,307)         (10,138,855)
      Prepaid expenses and other                                      (2,433,768)            (999,279)
      Trade accounts payable                                          33,152,054          (10,838,846)
      Inventory due under exchange  agreements                         1,303,235           (2,622,971)
      Excise taxes payable and other
       accrued liabilities                                             5,773,464              304,127
                                                                   -------------        -------------
        Net cash provided (used) by operating activities             (25,263,387)           1,555,026
                                                                   -------------        -------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                          (40,223,996)         (47,765,104)
  Acquisition of LDEC                                               (293,056,539)                   -
  Investment in West Shore Pipe Line Company                         (29,285,117)                   -
 Proceeds from sale of assets                                                  -               22,845
  Cash received in connection with acquisition                                 -              906,267
  Costs related to acquisition                                                 -             (130,755)
  Decrease (increase) in other assets, net                              (251,763)            (820,753)
                                                                   -------------        -------------
        Net cash (used) by investing activities                     (362,817,415)         (47,787,500)
                                                                   -------------        -------------
Cash flows from financing activities:
  Borrowings of long-term debt, net                                  399,880,200           45,527,757
  Deferred debt issuance costs                                        (9,423,328)             (13,024)
  Common stock repurchased and retired                                  (123,410)                   -
  Common stock issued for options exercised                               32,199              300,376
  Costs related to issuance of common stock                                    -              (26,500)
                                                                   -------------        -------------
         Net cash provided by financing activities                   390,365,661           45,788,609
                                                                   -------------        -------------
        Increase (decrease) in cash and cash equivalents               2,284,859             (443,865)

Cash and cash equivalents at beginning of period                      27,215,374           41,265,879
                                                                   -------------        -------------

Cash and cash equivalents at end of period                         $  29,500,233           40,822,014
                                                                   =============        =============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SIX MONTHS ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED JANUARY 31, 1998 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                 December 31, 1998     January 31, 1998
                                                                 -----------------     ----------------
Supplemental disclosures of cash flow information:

Acquisition of LDEC

Fair value of assets acquired                                      $  456,989,523                  -
Fair value of liabilities assumed                                    (103,497,984)                 -
                                                                   --------------        -------------
                                                                      353,491,539                  -

Fair value of common stock issued                                     (60,435,000)                 -
                                                                   --------------        -------------

Cash paid in acquisition                                           $  293,056,539                  -
                                                                   ==============        =============

Cash received in connection with acquisition
  included in assets acquired                                      $            -                  -
                                                                   ==============        =============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

    The consolidated financial statements included in this Form 10-Q have been prepared by TransMontaigne Inc. ("TransMontaigne") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries) which are, in the opinion of TransMontaigne management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although TransMontaigne believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations, included in TransMontaigne's Annual Report on Form 10-K for the year ended April 30, 1998.

    The preparation of financial statements in conformity with generally accepted accounting principles requires TransMontaigne management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results will differ from the estimates.

    "TransMontaigne" is used as a collective reference to TransMontaigne Inc. and its subsidiaries and affiliates. The businesses of TransMontaigne are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

    In August 1998, the Board of Directors of TransMontaigne voted to change TransMontaigne's fiscal year end from April 30 to June 30, to be effective June 30, 1998. This new fiscal year end will allow TransMontaigne to conform to the predominant calendar quarterly reporting periods used in its industry.

(2) ACQUISITIONS

    On October 30, 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Product Services Inc. ("TPSI"), acquired all of the common stock of Louis Dreyfus Energy Corp. ("LDEC") for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock valued at $60,435,000, plus working capital of $192,492,000. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. LDEC's supply, distribution and marketing business includes over 350 services supply/exchange points nationwide and handles annually in excess of 85 million barrels of refined petroleum products. The purchase price was established in arms-length negotiation between the managements of TransMontaigne and LDEC. The cash component of the purchase price and the net working capital acquired were funded by an advance from TransMontaigne's $500,000,000 credit facility. The transaction was accounted for as a purchase. As of December 31, 1998 the consolidated financial statements include preliminary allocations of the aggregate purchase price to the assets acquired and liabilities assumed based on their estimated fair values as determined by TransMontaigne. Adjustments to the preliminary purchase price allocations may be necessary based upon the completion of an independent appraisal of the assets acquired. Subsequent to closing the acquisition, the LDEC name was changed to TransMontaigne Product Services East Inc.

    On September 18, 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), acquired for $29,219,000 cash the 15.38% common stock interest in

    West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. Effective December 31, 1998 TransMontaigne acquired for $5,488,000 cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1,186,000 cash an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed on January 7, 1999. West Shore owns a 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States. With a 20.38% common stock interest, TransMontaigne is the largest owner of West Shore, whose ownership as of December 31, 1998 also includes Citgo, Marathon, Equilon, Texaco, Amoco, Midwest (Union Oil), Mobil and Exxon.

    On July 29, 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Terminaling Inc. ("TTI"), acquired all of the common stock of Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots. Southwest Terminal was merged into TTI effective September 30, 1998. The cost of this acquisition has been allocated to the terminal facilities and other related assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

    On November 25, 1997, TransMontaigne, through a wholly-owned subsidiary, TTI, acquired for $32,000,000 ($31,458,000 cash plus assumption of outstanding bank debt of approximately $542,000) the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals and certain other assets. The ITAPCO Corporations were merged into TTI effective December 1, 1997. The cost of the ITAPCO Terminal Corporations has been allocated to the terminal facilities acquired and to the other related assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

    On December 18, 1996, TransMontaigne, through a wholly-owned subsidiary, Bear Paw Energy Inc. ("BPEI"), acquired the Grasslands natural gas gathering, processing, treating and fractionation system (the "Grasslands Facilities") for approximately $71,000,000 cash. The Grasslands Facilities are strategically located between TransMontaigne's Marmarth facility in southwestern North Dakota, its Baker facility in eastern Montana and its Lignite facility in northern North Dakota. TransMontaigne has natural gas gathering facilities covering the eastern corridor of Montana and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which enables TransMontaigne to provide a complete service package to North Dakota and Montana producers as well as to end-users of natural gas liquids ("NGL") and natural gas.

    The following summarized unaudited pro forma results of operations assumes that the acquisition of the ITAPCO Terminal Corporations and of LDEC occurred as of August 1, 1997 and combines the historical results of operations of TransMontaigne for the three months and six months ended December 31, 1998 and January 31, 1998 with the pro forma historical results of operations of the ITAPCO Terminal Corporations and of LDEC for the three months and six months ended December 31, 1998 and January 31, 1998. The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if the ITAPCO Terminal Corporations and LDEC had been acquired as of August 1, 1997, or which will be attained in the future.

                                             Three Months Ended                                      Six Months Ended
                                ------------------------------------------------   -----------------------------------------------
                                    December 31, 1998            January 31,           December 31, 1998           January 31,
                                           1998                      1998                    1998                     1998
                                -----------------------    ---------------------   ----------------------   ----------------------
                                       (Pro forma)               (Pro forma)              (Pro forma)              (Pro forma)
                                -----------------------    ---------------------   ----------------------   ----------------------
Revenues                     $              987,659,000            1,058,494,000            2,054,553,000            2,054,496,000
                                =======================    =====================   ======================   ======================

Net earnings (loss)          $                 (383,000)                 195,000                3,697,000                6,740,000
                                =======================    =====================   ======================   ======================

Earnings (loss) per common
 share:
          Basic              $                    (0.01)                    0.01                     0.12                     0.22
                                =======================    =====================   ======================   ======================
          Diluted            $                    (0.01)                    0.01                     0.12                     0.22
                                =======================    =====================   ======================   ======================

(3) INVENTORY RISK MANAGEMENT

    TransMontaigne manages inventory to maximize its value and minimize risk by utilizing risk and portfolio management disciplines including certain hedging transactions, forward purchases and sales, swaps and other financial instruments to manage market exposure.

    TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or trade in the ordinary course of business. A portion of this inventory represents line fill and tank bottoms; is required to be held for operating balances in the conduct of TransMontaigne's daily supply, distribution and marketing activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. NGL and residue natural gas inventories are not significant.

    TransMontaigne regularly engages in the trading of futures contracts in the cash markets and on the New York Mercantile Exchange ("NYMEX"). The change in market value of NYMEX-traded futures contracts requires daily cash settlements in margin accounts with brokers. NYMEX future contracts are guaranteed by the NYMEX and have nominal credit risk. TransMontaigne is exposed to credit risk in the event the counterparties to other third party agreements are not able to perform their contractual obligations.

    Following the acquisition of LDEC on October 30, 1998, TransMontaigne has continued the separate inventory accounting methods, procedures and policies, and the related management of the risks associated with fluctuations in the price of refined petroleum products and purchase and sales commitments, which had been previously utilized by TPSI (renamed TPSI
    - Midwest) and by LDEC (renamed TPSI - East).

    TPSI - Midwest selectively enters into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recognized and recorded in operations when the related inventory is sold. TPSI - Midwest inventory is recorded at the lower of last-in, first-out ("LIFO") cost or market. At December 31, 1998, the market value of the TPSI - Midwest inventory was approximately $20,800,000 less than its LIFO carrying cost.

    TPSI - Midwest policy is to defer at interim reporting dates recognition of lower-of-cost or market adjustment to inventory due to price declines, unless the price declines are not expected to be restored by its June 30 fiscal year end. TransMontaigne has reviewed its inventory position at December 31, 1998 and, considering the current and prospective impact of the price declines in refined petroleum products due to market conditions, believes that a portion of the price declines may not be temporary and restored by June 30, 1999. As a result, a non-cash lower-of-cost or market inventory write-down adjustment of $8,600,000 was recognized and charged to product costs as of December 31, 1998. Inventory risk management strategies undertaken by TransMontaigne subsequent to December 31, 1998 are anticipated to cause the balance of the excess inventory carrying cost of $12,200,000 to be restored by June 30, 1999. The status of the excess inventory carrying cost will be monitored by TransMontaigne and further adjustment, if required, will be recognized at March 31, 1999.

    TPSI - East inventory price risk is managed on an aggregate portfolio basis. The net of physical inventory, forward sales commitments and forward purchase commitments are generally hedged with NYMEX traded futures contracts. TPSI - East values the aggregate portfolio using the mark to market inventory accounting method with all changes in market values recognized and recorded in operations.

    TPSI - Midwest, in connection with its supply, distribution and marketing activities, had outstanding NYMEX and cash futures contracts to sell 5,130,000 barrels of product and outstanding NYMEX and cash futures contracts to purchase 5,130,000 barrels of product at December 31, 1998; and outstanding NYMEX and cash futures contracts to sell 3,950,000 barrels of product and outstanding NYMEX and cash futures contracts to purchase 3,950,000 barrels of product at January 31, 1998. Net unrealized gains of $2,066,000 at December 31, 1998 and $1,523,000 at January 31, 1998,
    respectively, relating to these outstanding NYMEX and cash futures contracts have been recognized in operations.

    TPSI - East, in connection with its supply, distribution and marketing activities, had outstanding NYMEX futures contracts to sell 33,147,000 barrels of product and outstanding NYMEX futures contracts to purchase 30,480,000 barrels of product at December 31, 1998. Net unrealized gains of $2,103,000 relating to these outstanding futures contracts for the two months ended December 31, 1998 have been recognized in operations.

    TPSI - East also had outstanding cash contracts to sell 16,478,000 barrels of product and outstanding cash contracts to purchase 11,680,000 barrels at December 31, 1998. The decrease in market values of product from October 30, 1998 to December 31, 1998 resulted in an increase in unrealized gains on these cash contracts of $19,640,000 during the two month period, which unrealized gains have been offset by a reduction in the market value of physical inventory held in the portfolio since October 30, 1998. The discounted present value of these contracts was $68,385,000 on December 31, 1998 and is included in inventory on the Balance Sheet. TransMontaigne believes that the counterparty risk of nonperformance with respect to these contracts is minimal.

    Contractual commitments are subject to risks including market value fluctuations as well as counterparty credit and liquidity risk. TransMontaigne has established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master netting arrangements, letters of credit and other guarantees.

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

(5) BANK CREDIT FACILITY

    On October 30, 1998, TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a 5 year $350,000,000 revolving credit facility due December 31, 2003 and a 22 month $150,000,000 term loan due June 30, 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line of credit under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The credit facility contains a negative pledge covenant and financial tests similar to the previous credit facility. The proceeds from the credit facility were used to fund the LDEC acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes. The average interest rate at December 31, 1998 was 7.36%.

    At December 31, 1998, TransMontaigne had advances of $449,875,000 outstanding under the bank credit facility. In addition, $1,300,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company, a corporation in which TransMontaigne owns a net 18.04% interest, in obtaining financing.

(6) MASTER SHELF AGREEMENT

    In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100,000,000 of TransMontaigne senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years.

    TransMontaigne sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 in April 1997 and $25,000,000 of 7.22% Senior Notes due October 17, 2004 in December 1997, all of which were outstanding at December 31, 1998.

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

(8) RESTRICTED STOCK

    TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the fiscal year ended April 30, 1998, the TransMontaigne Board of Directors approved the issuance of 56,000 shares to certain key employees. As of December 31, 1998, 5,600 shares had vested. During the six months ended December 31, 1998, the TransMontaigne Board of Directors approved the issuance of an additional 12,000 shares to certain key employees. Unearned compensation is amortized over the four year vesting period of the awards. Amortization of unearned compensation of $190,906 is included in general and administrative expense for the six months ended December 31, 1998.

(9) REPURCHASED STOCK

    In December 1998, TransMontaigne repurchased 8,200 shares of common stock previously issued for consulting services rendered in connection with the acquisition of certain terminaling facilities for $123,410.

(10) OPERATING BUSINESS SEGMENTS

     TransMontaigne's logistical petroleum services operating business segment relates to pipelining, terminaling and storing, marketing and supply and distribution of refined petroleum products, and the equity investment in West Shore. TransMontaigne's natural gas services operating business segment relates to gathering, processing, treating and marketing of NGL and residue gas. Corporate services relates to all of TransMontaigne's activities and assets which are not specifically identified with logistical petroleum and natural gas services, including cash and cash equivalents, the investment in Lion Oil Company and other assets.

     The refined petroleum products, chemicals and other bulk liquids operations related to the acquisitions of LDEC in October 1998, Southwest Terminal in July 1998 and the ITAPCO Terminal Corporations in November 1997 are included in the logistical petroleum services operating business segment.

     Information regarding TransMontaigne's operating business segments for the six months ended December 31, 1998 and for the six months ended January 31, 1998 is summarized below:

                                                             December 31, 1998            January 31, 1998
                                                           ---------------------       ----------------------
Revenues
 Logistical petroleum services                             $       1,177,197,286                  982,755,836
 Natural gas services                                                 27,223,797                   33,076,018
                                                           ---------------------       ----------------------
                                                           $       1,204,421,083                1,015,831,854
                                                           =====================       ======================
Operating income (loss)
 Logistical petroleum services                             $          13,888,151                    6,648,049
 Natural gas services                                                  1,348,382                    3,571,564
 Corporate services                                                   (2,400,000)                    (600,000)
                                                           ---------------------       ----------------------
                                                           $          12,836,533                    9,619,613
                                                           =====================       ======================
Identifiable assets at the end of the period (net
 of accumulated depreciation)
 Logistical petroleum services                             $         782,251,058                  166,208,117
 Natural gas services                                                 93,205,380                   90,653,127
 Corporate services                                                   55,637,207                   66,725,739
                                                           ---------------------       ----------------------
                                                           $         931,093,645                  323,586,983
                                                           =====================       ======================
Depreciation and amortization
 Logistical petroleum services                             $           3,487,899                    1,216,698
 Natural gas services                                                  2,929,983                    2,561,849
 Corporate services                                                      502,655                      264,184
                                                           ---------------------       ----------------------
                                                           $           6,920,537                    4,042,731
                                                           =====================       ======================
Capital expenditures
 Logistical petroleum services                             $         232,298,339     (1)           39,376,423
 Natural gas services                                                  2,526,023                    7,330,030
 Corporate services                                                    2,292,634                    1,058,651
                                                           ---------------------       ----------------------
                                                           $         237,116,996                   47,765,104
                                                           =====================       ======================

(1) Includes $161,000,000 for the LDEC acquisition and $35,893,000 for the acquisition of common stock in West Shore.

(11)  EARNINGS PER SHARE

      Earnings per share ("EPS") has been calculated based on the weighted average number of common shares outstanding for the period in accordance with the Statement of Financial Accounting Standards No. 128. The following tables reconcile the computation of basic EPS and diluted EPS for the three months and six months ended December 31, 1998 and three months and six months ended January 31, 1998.

                            For the three months ended December 31, 1998        For the three months ended January 31, 1998
                          ------------------------------------------------    ----------------------------------------------
                             EARNINGS
                              (LOSS)              SHARES           PER         EARNINGS          SHARES             PER
                            (NUMERATOR)        (DENOMINATOR)      SHARE       (NUMERATOR)     (DENOMINATOR)        SHARE
                          ---------------     --------------   -----------    --------------  --------------    ------------
Basic EPS - Net
 earnings
 (loss) available to
 common stockholders      $  (291,469)         28,975,791      $  (0.01)     $   1,718,021     25,918,870       $  0.07
                                                               =========                                        =======

Effect of Dilutive
  Securities:
     Stock options                  -                   -                                -        576,664
     Stock warrants                 -                   -                                -        189,722
                          ------------         ----------                    -------------     ----------
Diluted EPS - Net
 earnings (loss)
 available to
 common stockholders
 and assumed conversions  $  (291,469)         28,975,791      $  (0.01)     $   1,718,021     26,685,256       $  0.06
                          ============         ==========      =========     =============     ==========       =======

                             For the six months ended December 31, 1998         For the six months ended January 31, 1998
                          ------------------------------------------------    ----------------------------------------------
                             EARNINGS
                              (LOSS)              SHARES           PER         EARNINGS          SHARES             PER
                            (NUMERATOR)        (DENOMINATOR)      SHARE       (NUMERATOR)     (DENOMINATOR)        SHARE
                          ---------------     --------------   -----------    --------------  --------------    ------------
Basic EPS - Net
 earnings available to
 common stockholders      $  1,732,134        27,469,391        $   0.06        $  4,115,493       25,899.929        $   0.16
                                                                ========                                             ========

Effect of Dilutive
  Securities:
     Stock options                   -           548,026                                   -          602,265
     Stock warrants                  -           183,845                                   -          193,895
                          ------------        ----------                        ------------       ----------

Basic EPS - Net earnings
   available to common
   stockholders and
   assumed conversions    $  1,732,134        28,201,262        $   0.06        $  4,115,493       26,696,089        $   0.15
                          ============        ==========        ========        ============       ==========        ========

    Note: Options to purchase 498,500 and 165,000 shares of common stock at $17.25 and $15.00 per share, respectively, were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the three months and six months ended December 31, 1998 and the effect was anti-dilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through subsidiaries primarily in the Mid-Continent and Rocky Mountain regions of the United States. TransMontaigne does not explore for, or produce, crude oil or natural gas; does not own crude oil or natural gas reserves; and does not own chemicals or other bulk liquids inventory.

     TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne's refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of 3 pipeline systems with approximately 790 miles of pipeline and 59 terminal, storage and delivery facilities located in 19 states with a combined tank storage capacity of approximately 15,000,000 barrels. TransMontaigne's natural gas gathering and processing assets consist of 5 gathering and processing systems in 3 states with combined throughput capacity of approximately 94 million cubic feet per day and over 2,800 miles of pipelines. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations. Management believes that the use of all these facilities should allow TransMontaigne to significantly expand its geographic service area and the integrated logistical services it provides.

     The principal predecessor of TransMontaigne was formed in 1977. In April 1995, present management and certain institutional stockholders of TransMontaigne acquired control of the predecessor through a merger in which the name was changed to TransMontaigne Oil Company.

In June 1996, TransMontaigne and a publicly held corporation merged, with the stockholders of TransMontaigne receiving approximately 93% of the stock of the merged corporation. In August 1998, upon receiving shareholder approval, the name TransMontaigne Oil Company was changed to TransMontaigne Inc.

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

     On October 30, 1998, TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a 5 year $350,000,000 revolving credit facility due December 31, 2003 and a 22 month $150,000,000 term loan due June 30, 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line of credit under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The credit facility contains a negative pledge covenant and financial compliance tests similar to the previous credit facility. Credit facility proceeds were used to fund the LDEC acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes.

ACQUISITIONS

     In December 1996, TransMontaigne acquired the Grasslands Facilities natural gas gathering, processing, treating and fractionation system for approximately $71,000,000 in cash and through December 31, 1998 has additionally invested approximately $25,000,000 in improvements and expansion of the Grasslands Facilities and other assets in its natural gas services business segment.

The Grasslands Facilities are strategically located between TransMontaigne's Marmarth facility in southwestern North Dakota, its Baker facility in eastern Montana and its Lignite facility in northern North Dakota. TransMontaigne has natural gas gathering facilities covering the eastern corridor of Montana and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which enables TransMontaigne to provide a complete service package to North Dakota and Montana producers as well as to end-users of NGL and natural gas. The Grasslands Facilities contributed approximately 87% and 92% of the total net operating margins of TransMontaigne's natural gas gathering and processing operations during the six months ended December 31, 1998 and January 31, 1998, respectively.

     In November 1997, TransMontaigne acquired the common stock of the 17 ITAPCO Terminal Corporations and certain related property and property interests. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; and certain other assets. The ITAPCO Terminal Corporations purchase price was $32,000,000 and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. Through December 31, 1998, TransMontaigne has additionally invested approximately $3,900,000 in improvements and expansion of the ITAPCO Terminal Corporations facilities. The ITAPCO Terminal Corporations contributed approximately 45% and 43% of the total net operating margins of the TransMontaigne terminal operations during the three months and six months ended December 31, 1998, respectively.

     In July 1998, TransMontaigne acquired the Southwest Terminal for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.65 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

     In September 1998, TransMontaigne acquired for $29,219,000 cash the 15.38% common stock interest in West Shore owned by Atlantic Richfield Company. Effective December 31, 1998

TransMontaigne acquired for $5,488,000 cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1,186,000 cash an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed on January 7, 1999. West Shore owns a 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States. With a 20.38% common stock interest, TransMontaigne is the largest owner of West Shore, whose ownership as of December 31, 1998 also includes Citgo, Marathon, Equilon, Texaco, Amoco, Midwest (Union Oil), Mobil and Exxon.

     In October 1998, TransMontaigne acquired all of the common stock of LDEC for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock valued at $60,435,000, plus working capital of $192,492,000. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. LDEC's supply, distribution and marketing business includes over 350 service supply/exchange points nationwide and handles annually in excess of 85 million barrels of refined petroleum products. Subsequent to closing, the name LDEC was changed to TransMontaigne Product Services East Inc. LDEC is a major shipper on the Colonial pipeline which connects the Houston ship channel and associated major refining complexes to the New York Harbor which is the New York Mercantile Exchange ("NYMEX") petroleum products delivery point. The cash component of the purchase price and the net working capital acquired were funded by an advance from TransMontaigne's $500,000,000 credit facility with BankBoston, N.A.

     TransMontaigne intends to continue to make strategic additions to and expansions of its existing facilities in order to achieve greater regional geographical presence, extend customer service opportunities, improve operating efficiencies, increase cash flow, generate incremental net earnings and enhance its competitive market position.

INVENTORY RISK MANAGEMENT

     TransMontaigne manages inventory to maximize its value and minimize risk by utilizing risk and portfolio management disciplines including certain hedging transactions, forward purchases and sales, swaps and other financial instruments to manage market exposure.

     TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or trade in the ordinary course of business. A portion of this inventory represents line fill and tank bottoms; is required to be held for operating balances in the conduct of TransMontaigne's daily supply, distribution and marketing activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. Natural gas liquids and residue natural gas inventories are not significant.

     TransMontaigne regularly engages in the trading of futures contracts in the cash markets and on the NYMEX. The change in market value of NYMEX-traded futures contracts requires daily cash settlements in margin accounts with brokers. NYMEX future contracts are guaranteed by the NYMEX and have nominal credit risk. TransMontaigne is exposed to credit risk in the event the counterparties to other third party agreements are not able to perform their contractual obligations.

     Following the acquisition of LDEC on October 30, 1998, TransMontaigne has continued the separate inventory accounting methods, procedures and policies, and the related management of the risks associated with fluctuations in the price of refined petroleum products and purchase and sales commitments, which had been previously utilized by TPSI (renamed TPSI - Midwest) and by LDEC (renamed TPSI - East).

     TPSI - Midwest selectively enters into futures contracts which are designated as hedges of the products purchased or sold. Hedging gains and losses are recognized and recorded in operations when the related inventory is sold. TPSI - Midwest inventory is recorded at the lower of last-in, first-out ("LIFO") cost or market. At December 31, 1998, the market value of the TPSI -Midwest inventory was approximately $20,800,000 less than its LIFO carrying cost. TPSI - Midwest policy is to defer at interim reporting dates recognition of lower-of-cost or market adjustment to inventory due to price declines, unless the price declines are not expected to be restored by its June 30 fiscal year end. TransMontaigne has reviewed its inventory position at December 31, 1998 and, considering the current and prospective impact of the price declines in refined petroleum products due to market conditions, believes that a portion of the price declines may not be temporary and restored by June 30, 1999. As a result, a non-cash lower-of-cost or market inventory write-down adjustment of $8,600,000 was recognized and charged to product costs as of December 31, 1998. Inventory risk management strategies undertaken by TransMontaigne subsequent to December 31, 1998 are anticipated to cause the balance of the excess inventory carrying cost of $12,200,000 to be recovered by June 30, 1999. The status of the excess inventory carrying cost will be monitored by TransMontaigne and further adjustment, if required, will be recognized at March 31, 1999.

     TPSI - East inventory price risk is managed on an aggregate portfolio basis. The net of physical inventory, forward sales commitments and forward purchase commitments are generally hedged with NYMEX traded futures contracts. TPSI - East values the aggregate portfolio using the mark to market inventory accounting method with all changes in market values recognized and recorded in operations.

     TPSI - Midwest, in connection with its supply, distribution and marketing activities, had outstanding NYMEX and cash futures contracts to sell 5,130,000 barrels of product and outstanding NYMEX and cash futures contracts to purchase 5,130,000 barrels of product at December 31, 1998; and outstanding NYMEX and cash futures contracts to sell 3,950,000 barrels of product and outstanding NYMEX and cash futures contracts to purchase 3,950,000 barrels of product at January 31, 1998. Net unrealized gains of $2,066,000 at December 31, 1998 and $1,523,000 at January 31, 1998, respectively, relating to these outstanding NYMEX and cash futures contracts have been recognized in operations.

     TPSI - East, in connection with its supply, distribution and marketing activities, had outstanding NYMEX futures contracts to sell 33,147,000 barrels of product and outstanding NYMEX futures contracts to purchase 30,480,000 barrels of product at December 31, 1998. Net unrealized gains of $2,103,000 relating to these outstanding futures contracts for the two months ended December 31, 1998 have been recognized in operations.

     TPSI - East also had outstanding cash contracts to sell 16,478,000 barrels of product and outstanding cash contracts to purchase 11,680,000 barrels at December 31, 1998. The decrease in market values of product from October 30, 1998 to December 31, 1998 resulted in an increase in the discounted present value of the unrealized gains on these cash contracts of $19,640,000 during the two month period, which have been offset by a reduction in the market value of physical inventory held in the portfolio since October 30, 1998. The aggregate discounted present value of the unrealized gains on these contracts was $68,385,000 on December 31, 1998 and is included in inventory on the Balance Sheet. TransMontaigne believes that the counterparty risk of nonperformance with respect to these contracts is minimal.

     Contractual commitments are subject to risks including market value fluctuations as well as counterparty credit and liquidity risk. TransMontaigne has established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master netting arrangements, letters of credit and other guarantees.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-Q includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although TransMontaigne believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors which could cause actual results to differ materially from those in the forward looking statements include:

     .    that TransMontaigne will continue to expand its business

     . that TransMontaigne will generate net operating margins from high sales volumes

     . that TransMontaigne will generate net operating margins affected by price volatility of products purchased and sold

     . that TransMontaigne will enter into transactions with counterparties having the ability to meet their financial commitments to TransMontaigne

     . that TransMontaigne will selectively and effectively hedge certain inventory positions

     . that TransMontaigne will be required to recognize lower-of-cost or market write-downs of its inventories

     . that TransMontaigne will incur unanticipated costs in complying with current and future environmental regulations

     . that TransMontaigne will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services

     . that TransMontaigne will replace the supply of dedicated natural gas reserves gathered and processed by its facilities

     . that TransMontaigne will generate working capital internally, or have the ability to access debt and equity resources, to meet its future capital requirements

     . that TransMontaigne will achieve year 2000 compliance without incurring material costs adversely impacting its operating results.

RESULTS OF OPERATIONS

                                                  Three Months         Three Months         Six Months           Six Months
                                                     Ended                Ended                Ended               Ended
                                               December 31, 1998     January 31, 1998    December 31, 1998    January 31, 1998
                                             --------------------  -------------------  -------------------  -----------------
PIPELINE OPERATIONS
   Volume (1)                                              5,648                4,365               12,364               9,093
   Revenues (2)                               $            3,381                3,194                7,865               6,374
   Net Operating Margin (2)                   $            1,781                1,724                4,607               3,425
   Margin per Gallon                          $           0.0075               0.0094               0.0089              0.0090

TERMINAL AND STORAGE OPERATIONS
   Volume (1)
      Refined petroleum products                       1,108,000              421,000            1,717,000             728,000
      Chemicals and other bulk liquids                     2,000               10,000                6,000              10,000
   Revenues (2)
      Refined petroleum products              $            6,818                3,110               10,947               5,344
      Chemicals and other bulk liquids        $            2,169                1,026                4,432               1,026
   Net Operating Margin (2)                   $            5,728                2,655                9,716               4,100
   Margin per Gallon                          $           0.0052               0.0062               0.0056              0.0056

PRODUCTS SUPPLY, DISTRIBUTION
AND MARKETING OPERATIONS
   Volume (1)                                          1,541,000              808,000            2,587,000           1,717,000
   Revenues (2)                               $          715,006              446,822            1,153,953             970,012
   Net Operating Margin (2)                   $            8,388                2,403               11,444               4,849
   Margin per Gallon                          $           0.0054               0.0030                .0044              0.0028

NATURAL GAS SERVICES OPERATIONS
   Inlet Volume (3)                                        5,308                5,337               10,700              10,860
   NGL Production (3)                                     27,384               25,085               53,878              50,141
   Residue Production (3)                              4,272,379            5,054,379            8,653,566           9,304,701
   Revenues (2)                               $           13,926               16,580               27,224              33,076
   Net Operating Margin (2)                   $            3,632                3,808                6,893               8,165

TOTAL OPERATIONS
   Revenues (2)                               $          741,300              470,732            1,204,421           1,015,832
   Net Operating Margin (2)                   $           19,529               10,590               32,660              20,539
   Net Earnings (Loss) (2)                    $             (291)               1,718                1,732               4,115

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

     Prior to the acquisition of the ITAPCO Terminal Corporations facilities in November 1997 and the Grasslands Facilities in December 1996, TransMontaigne's revenues were derived from the logistical petroleum services operating business segment consisting primarily of transporting refined petroleum products (and to a lesser extent crude oil) in pipelines; the storage and terminaling of refined petroleum products; and the supply, distribution and marketing of refined petroleum products. The storage and terminaling of chemicals and other bulk liquids became a component of the logistical petroleum operating business segment following the ITAPCO Terminal Corporations acquisition. Natural gas services became a separate operating business segment with the acquisition of the Grasslands Facilities.

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

     Terminal revenues are based on the volume of refined petroleum products handled at TransMontaigne terminal loading racks, generally at a standard per gallon rate. Terminal fees are not regulated. Storage fees are generally based on a per barrel rate or tankage capacity committed and will vary with the duration of the arrangement, the product stored and special handling requirements, particularly when certain types of chemicals and other bulk liquids are involved. Storage fees are not regulated.

     Direct operating expenses of pipeline and terminal and storage operations include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

     Products supply, distribution and marketing logistical services revenues and fees are generated from (a) significant volumes of bulk sales and exchanges of refined petroleum products to major and large independent energy companies;
(b) wholesale distribution of refined petroleum products to jobbers and retailers; (c) regional and national industrial end-user and commercial wholesale storage and forward sales marketing contracts of refined petroleum products; and (d) tailored short and long-term fuel margin and risk management logistical services arrangements to wholesale, retail and industrial end-users. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels or more are common and are generally made at small margins. Wholesale distribution of refined petroleum products is conducted from 59 proprietary and 150 non-proprietary truck loading terminal, storage and delivery locations. Refined petroleum products storage and forward sales transactions enable TransMontaigne to purchase refined petroleum products inventory, utilize proprietary and leased tankage as well as line space controlled by TransMontaigne in major common carrier pipelines to store the inventory and, depending upon market conditions, to lock-in margins through sales in the futures cash market or NYMEX contracts. Margin and risk management logistical services provide both TransMontaigne's large and small volume customers an assured, ratable and cost effective short or long-term delivered source of refined petroleum product supply through proprietary pipelines and terminals as well as non-proprietary pipeline, terminal, truck, rail and barge distribution channels.

     Direct operating expenses of products supply, distribution and marketing operations are primarily the cost of products sold and also include transportation, storage, terminaling, wages and employee benefits and sales commission expenses.

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

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO

THREE MONTHS ENDED JANUARY 31, 1998

     In August 1998, TransMontaigne elected to change its fiscal year end to June 30. The management discussion which follows compares the three months ended December 31, 1998 to the three months ended January 31, 1998. TransMontaigne did not recast historical financial information to present the three months ended December 31, 1997 since the financial reporting systems in place at that time included certain procedures which were completed only on a quarterly basis. Accordingly, it is impractical to recast this financial information.

     The net operating margin from pipeline operations for the three months ended December 31, 1998 was $1,781,000 compared to $1,724,000 for the three months ended January 31, 1998, an increase of 3%, or $57,000. The margin per gallon for the three months ended December 31, 1998 of $.0075 decreased 20%, or $.0019. Pipeline volumes increased 29% and revenues increased 6%, which were partially offset by increased operating costs due to incremental power costs attributable to additional thruput volumes and increased maintenance and right of way clearing costs.

     The net operating margin from terminal and storage operations for the three months ended December 31, 1998 was $5,728,000 compared to $2,655,000 for the three months ended January 31, 1998, an increase of 116%, or $3,073,000. The margin per gallon for the three months ended December 31, 1998 of $.0052 decreased 16%, or $.0010. The increase in net operating margin resulted from a significant increase in refined petroleum products volumes and revenues due to the addition of the LDEC terminals acquired in October 1998, notwithstanding a decrease in the small volumes of chemicals and other bulk liquids handled at a terminal temporarily taken out of service. These revenue increases were partially offset by a 120% increase in terminal operating costs primarily attributable to the LDEC terminals, the ITAPCO Terminal Corporations terminals and expanded East Chicago and Mt. Vernon terminal operations.

     The net operating margin from products supply, distribution and marketing operations for the three months ended December 31, 1998 was $8,388,000 compared to $2,403,000 for the three months ended January 31, 1998, an increase of 249%, or $5,985,000. Revenues were $715,006,000 for the three months ended December 31, 1998 compared to $446,822,000 for the three months ended January 31, 1998, an increase of 60%, or $268,184,000. These increases were due to the addition of the LDEC operations which contributed $15,401,000 net operating margin in November and December 1998 and a $0.019 margin per gallon. Net operating margin for the three months ended December 31, 1998 was impacted by an $8,600,000 charge to product costs for a non-cash lower-of-cost or market inventory write-down adjustment which caused a $0.0056 decrease in margin per gallon.

     Overall, the increased products supply, distribution and marketing volume contributed directly to the increases in pipeline, terminal and storage volumes. By providing seamless integrated logistical services to customers through the effective utilization of its proprietary pipeline, terminal and storage facilities, and the facilities owned and operated by third parties, as well as its significantly expanded product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services operating business segment was $15,897,000 for the three months ended December 31, 1998 compared to $6,782,000 for the three months ended January 31, 1998, an increase of $134%, or $9,115,000.

     The net operating margin from natural gas services operations for the three months ended December 31, 1998 was $3,632,000 compared to $3,808,000 for the three months ended January 31, 1998, a decrease of 5%, or $176,000. Revenues for the three months ended December 31, 1998 were $13,926,000 compared to $16,580,000 for the three months ended January 31, 1998 a decrease of 16%, or $2,654,000. The net operating margin and revenues were attributable primarily to the business activities of the Grasslands Facilities. Net operating margin and revenues during the three months ended December 31, 1998 were negatively impacted by continued low NGL prices, primarily in propane, which was in near record oversupply, and the adverse effect of weak crude oil prices, notwithstanding an approximate 9% increase in NGL production.

     General and administrative expenses for the three months ended December 31, 1998 were $8,135,000 compared to $3,736,000 for the three months ended January 31, 1998, an increase of 118%, or $4,399,000. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals, increased communication expenses and $1,500,000 of expenses related to the relocation of TransMontaigne employees to the Atlanta-based LDEC operations. These increases were directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operations of LDEC and the ITAPCO Terminal Corporations.

     Other income for the three months ended December 31, 1998 included a dividend from West Shore of $339,000 and interest income of $382,000 compared to $484,000 for the three months ended January 31, 1998, a decrease of 21%, or $102,000. The decrease in interest income was due primarily to the decrease in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne credit facility borrowings and senior promissory notes which were used primarily to finance the acquisitions of LDEC, West Shore, Southwest Terminal, the ITAPCO Terminal Corporations in November, 1997 and Grasslands Facilities in December, 1996, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on the TransMontaigne senior subordinated debentures. Other financing costs include commitment fees, amendment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and other financing costs during the three months ended December 31, 1998 amounted to $8,457,000 compared to $2,291,000 during the three months ended January 31, 1998, an increase of 269%, or $6,166,000. The increased interest expense of $5,009,000 was due to an increase in average outstanding debt primarily to fund acquisitions. Other financing costs increased $1,158,000 largely due to increased amortization of costs incurred in securing the new $500,000,000 credit facility with BankBoston, N.A. and additional costs associated with amending the Master Shelf Agreement.

     Loss before income taxes for the three months ended December 31, 1998 was $470,000, compared to earnings before income taxes of $2,818,000 for the three months ended January 31, 1998, a decrease of 117%, or $3,288,000. The decrease in earnings before income taxes resulted from increased net operating margin contributions from products supply, distribution and marketing operations primarily from the LDEC acquisition offset by the $8,600,000 non-cash lower-of-cost or market inventory write-down adjustment; terminal and storage operations primarily from the LDEC acquisition and ITAPCO Terminal Corporations acquisition; and pipeline operations. Additional factors were increased general and administrative expenses; additional depreciation attributable to the acquisitions of LDEC and the ITAPCO Terminal Corporations and the expansion of natural gas services assets; and interest expense primarily attributable to the financing of the LDEC, West Shore, Southwest Terminal and ITAPCO Terminal Corporations acquisitions.

     Income tax benefit for the three months ended December 31, 1998 was $178,000 and income tax expense of $1,100,000 for the three months ended January 31, 1998 were based upon an effective combined federal and state income tax rate of 38%.

     Net loss for the three months ended December 31, 1998, after providing for income tax benefit, was $291,000 compared to net earnings of $1,718,000 for the three months ended January 31, 1998, a decrease of 117%, or $2,009,000. Loss per share for the three months ended December 31, 1998 was $.01 basic and $.01 diluted based on 28,975,791 weighted average basic shares outstanding and weighted average diluted shares outstanding compared to earnings per share of $.07 basic and $.06 diluted for the three months ended January 31, 1998.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO

SIX MONTHS ENDED JANUARY 31, 1998

     In August 1998, TransMontaigne elected to change its fiscal year end to June 30. The management discussion that follows compares the six months ended December 31, 1998 to the six months ended January 31, 1998. TransMontaigne did not recast historical financial information to present the six months ended December 31, 1997 because the financial reporting systems in place at that time included certain procedures which were completed only on a quarterly basis. Accordingly, it is impractical to recast this financial information.

     The net operating margin from pipeline operations for the six months ended December 31, 1998 was $4,607,000 compared to $3,425,000 for the six months ended January 31, 1998, an increase of 35%, or $1,182,000. The margin per gallon for the six months ended December 31, 1998 of $.0089 decreased 1%, or $.0001. Pipeline volumes increased 36% and revenues increased 23%, which were partially offset by increased operating costs due to incremental power costs attributable to additional thruput volumes and increased maintenance and right of way clearing costs.

     The net operating margin from terminal and storage operations for the six months ended December 31, 1998 was $9,716,000 compared to $4,100,000 for the six months ended January 31, 1998, an increase of 137%, or $5,616,000. The margin per gallon for the six months ended December 31, 1998 of $.0056 remained constant. The increase in net operating margin resulted from a significant increase in refined petroleum products volumes handled and revenues due to the addition of the LDEC terminals acquired in October 1998, notwithstanding a decrease in the small volumes of chemicals and other bulk liquids handled at a terminal temporarily taken out of service. These revenue increases were partially offset by a 150% increase in terminal operating costs primarily attributable to the LDEC terminals, the ITAPCO Terminal Corporations terminals and expanded East Chicago and Mt. Vernon terminal operations.

     The net operating margin from products supply, distribution and marketing operations for the six months ended December 31, 1998 was $11,444,000 compared to $4,849,000 for the six months ended January 31, 1998, an increase of 136%, or $6,595,000. Revenues were $1,153,953,000 for the six months ended December 31, 1998 compared to $970,012,000 for the six months ended January 31, 1998, an increase of 19%, or $183,941,000. These increases were due to the addition of the LDEC operations which contributed $15,401,000 net operating margin in November and December 1998 and a $0.019 margin per gallon. Net operating margin for the six months ended December 31, 1998 was impacted by an $8,600,000 charge to product costs for a non-cash lower-of-cost or market inventory write-down adjustment which caused a $0.0033 decrease in margin per gallon.

     Overall, the increased products supply, distribution and marketing volume contributed directly to the increases in pipeline, terminal and storage volumes. By providing seamless integrated logistical services to customers through the effective utilization of its proprietary pipeline, terminal and storage facilities, and the facilities owned and operated by third parties, as well as its significantly expanded product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services operating business segment was $25,767,000 for the six months ended December 31, 1998 compared to $12,374,000 for the six months ended January 31, 1998, an increase of 108%, or $13,393,000.

     At June 30, 1998, TransMontaigne had recorded an allowance of $3.6 million to reduce the LIFO carrying value of its inventories to market. Under the LIFO method of accounting for inventories, this allowance was recorded as a reduction of product costs in the six months ended December 31, 1998.

     The net operating margin from natural gas services operations for the six months ended December 31, 1998 was $6,893,000 compared to $8,165,000 for the six months ended January 31, 1998, a decrease of 16%, or $1,272,000. Revenues for the six months ended December 31, 1998 were $27,224,000 compared to $33,076,000 for the six months ended January 31, 1998, a decrease of 18%, or $5,852,000. The net operating margin and revenues were attributable primarily to the business activities of the Grasslands Facilities. Net operating margin and revenues during the six months ended December 31, 1998 were negatively impacted by continued low NGL prices, primarily in propane, which was in near record oversupply, and the adverse effect of weak crude oil prices, notwithstanding an approximate 7% increase in NGL production.

     General and administrative expenses for the six months ended December 31, 1998 were $12,903,000 compared to $6,877,000 for the six months ended January 31, 1998, an increase of 88%, or $6,026,000. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals, increased communication expenses and $1,500,000 of expenses related to the relocation of TransMontaigne employees to the Atlanta-based LDEC operations. These increases were directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operations of LDEC and the ITAPCO Terminal Corporations.

     Other income for the six months ended December 31, 1998 included a dividend from West Shore of $339,000 and interest income of $759,000 compared to $1,065,000 for the six months ended January 31, 1998, a decrease of 29%, or $306,000. The decrease in interest income was due primarily to the decrease in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne credit facility borrowings and senior promissory notes which were used primarily to finance the acquisitions of LDEC, West Shore, Southwest Terminal, the ITAPCO Terminal Corporations in November, 1997 and Grasslands Facilities in December, 1996, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on the TransMontaigne senior subordinated debentures. Other financing costs include commitment fees, amendment fees and amortization of debt acquisition costs paid in connection with the credit facility. Interest expense and other financing costs during the six months ended December 31, 1998 amounted to $11,141,000 compared to $3,999,000 during the six months ended January 31, 1998, an increase of 179%, or $7,142,000. The increased interest expense of $5,915,000 was due to an increase in average outstanding debt primarily to fund acquisitions. Other financing costs increased $1,227,000 largely due to amortization of costs incurred in securing the new credit facility with BankBoston, N.A. in October 1998 and additional costs associated with amending the Master Shelf Agreement.

     Earnings before income taxes for the six months ended December 31, 1998 was $2,794,000, compared to $6,685,000 for the six months ended January 31, 1998, a decrease of 58%, or

$3,891,000. The decrease in earnings before income taxes resulted from the increased net operating margin contributions from products supply, distribution and marketing operations primarily from the LDEC acquisition offset by the $8,600,000 non-cash lower-of-cost or market inventory write-down adjustment; terminal and storage operations primarily from the LDEC acquisition and ITAPCO Terminal Corporations acquisition; and pipeline operations. Additional factors were increased general and administrative expenses; additional depreciation attributable to the acquisitions of LDEC and the ITAPCO Terminal Corporations and the expansion of natural gas services assets; and interest expense, primarily attributable to the financing of the LDEC, West Shore, Southwest and ITAPCO Terminal Corporations acquisitions.

     Income tax expense for the six months ended December 31, 1998 of $1,062,000 and $2,570,000 for the six months ended January 31, 1998 is based upon an effective combined federal and state income tax rate of 38%.

     Net earnings for the six months ended December 31, 1998, after providing for the income tax expense, was $1,732,000 compared to $4,115,000 for the six months ended January 31, 1998, a decrease of 58%, or $2,383,000. Earnings per share for the six months ended December 31, 1998 was $.06 basic and $.06 diluted based on 27,469,391 weighted average basic shares outstanding and 28,201,262 weighted average diluted shares outstanding. This compares to earnings per share of $.16 basic and $.15 diluted for the six months ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the six months ended December 31, 1998 and the six months ended January 31, 1998.

                                                                     Six Months Ended           Six Months Ended
                                                                     December 31, 1998          January 31, 1998
                                                                  ----------------------    -----------------------
     Net cash provided (used) by operating activities             $      (25,263,000)                 1,555,000
     Net cash (used) by investing activities                      $     (362,817,000)               (47,788,000)
     Net cash provided by financing activities                    $      390,366,000                 45,789,000

     TransMontaigne's net cash used by operating activities of $25,263,000 for the six months ended December 31, 1998 was attributable primarily to decreased earnings before income taxes of $3,891,000, additional depreciation of $2,878,000 and increases in trade accounts payable and receivables and decreased by additional inventory of $84,135,000 attributable to the LDEC operations. TransMontaigne's current ratio (current assets divided by current liabilities) was 2.6 to 1.0 at December 31, 1998 compared to 3.0 to 1.0 at January 31, 1998.

     Net cash used by investing activities was $362,817,000 during the six months ended December 31, 1998 as TransMontaigne continued its growth through construction and improvements to existing operating facilities and the acquisitions of LDEC ($293,057,000 cash), Southwest Terminal ($6,500,000 cash) and initial 15.38% common stock interest in West Shore ($29,219,000 cash). Capital expenditures included enhancements to the East Chicago facility and to several of the acquired ITAPCO terminals; construction costs related to new terminal projects; improvements to the NORCO Pipeline facilities; expansion of natural gas services assets; and additions to TransMontaigne's corporate facilities, communications and data processing infrastructure. Net cash used by investing activities was $47,788,000 during the six months ended January 31, 1998 which included approximately $32,000,000 for the ITAPCO Terminal Corporations acquisition, $3,174,000 of improvements to the Grasslands Facilities and other natural gas assets; and enhancements to the pipeline and terminal facilities.

     Net cash provided by financing activities for the six months ended December 31, 1998 of $390,366,000 primarily represented borrowings under TransMontaigne's credit facility used to fund the LDEC and West Shore common stock acquisitions, as well as to finance other capital expenditures. Net cash provided by financing activities for the six months ended January 31, 1998 of $45,789,000 represented borrowings under TransMontaigne's credit facility primarily used to finance operations and capital expenditures. At December 31, 1998, TransMontaigne had $604,000,000 of borrowing capacity with availability of $73,825,000 under its credit agreements.

     EBITDA represents earnings before income taxes plus interest expense and other financing costs and depreciation and amortization. EBITDA is used by management as part of its overall assessment of TransMontaigne's performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations as well as operating income and net earnings (determined in accordance with generally accepted accounting principles) as indicators of operating performance, EBITDA is used by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity.

     EBITDA was $12,115,000 and $20,855,000 for the three months and six months ended December 31, 1998, respectively. EBITDA for the three months and six months ended December 31, 1998 reflects the $8,600,000 charge to product costs for a non-cash lower-of-cost or market inventory write-down adjustment as of December 31, 1998.

      Working capital required to support TransMontaigne's business operations, principally to carry accounts receivable and inventory, is provided by advances from its credit facility. Interest expense related to working capital advances is not included in the determination of EBITDA. For the three months and six months ended December 31, 1998, the interest expense attributable to working capital advances was approximately $3,300,000 and $4,200,000, respectively.

     Achieving continued EBITDA growth through strategic acquisitions, further internal expansion of existing facilities and value-added, products supply, distribution and marketing operations is a primary objective of TransMontaigne management.

     Capital expenditures anticipated in the year ending June 30, 1999 are estimated to be $258,000,000 for pipeline, terminal, storage and natural gas gathering and processing facilities, and assets to support these facilities, including $161,000,000 in cash and common stock for LDEC; $29,219,000 cash for the 15.38% common stock interest in West Shore and $6,674,000 cash for the additional 5% common stock interest in West Shore; $6,500,000 cash for the Southwest Terminal; and $5,200,000 for the Renssalaer, New York terminal. In addition, other major capital expenditures through June 30, 1999 include $8,000,000 for enhancements to the ITAPCO Corporations Terminals; $7,000,000 for the North Peoria, Illinois terminal; and $6,500,000 for additional tankage at the East Chicago storage complex. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which TransMontaigne identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability of debt financing and equity capital on acceptable terms.

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

     On October 30, 1998, TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a 5 year $350,000,000 revolving credit facility due December 31, 2003 and a 22 month $150,000,000 term loan due June 30, 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line of credit under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The proceeds from the credit facility were used to fund the LDEC acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes.

     At December 31, 1998, TransMontaigne had advances of $449,875,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option and $1,300,000 of the facility was used to support a standby letter of credit to a bank to assist Lion Oil Company in obtaining financing. The average interest rate at December 31, 1998 was 7.36%.

     In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100,000,000 of TransMontaigne senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years.

     At December 31, 1998, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 and $25,000,000
of 7.22% Senior Notes due October 17, 2004. The Master Shelf Agreement was amended as of October 30, 1998 in connection with the closing of the $500,000,000 credit facility. Costs relating to the amendment were $1,125,000 of which $375,000 is included in other financing costs for the three months and six months ended December 31, 1998.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. The agreements also include financial compliance tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of December 31, 1998, TransMontaigne was in compliance with all such tests.

     At December 31, 1998, TransMontaigne had working capital of $307,986,000; availability under its bank credit facility of $48,825,000; and additional borrowing capacity of $25,000,000 under the Master Shelf Agreement.

     TransMontaigne believes that its current working capital position; future cash provided by operating activities; proceeds from the private placement or public offering of debt and common stock; available borrowing capacity under the bank credit facility agreement and the Master Shelf Agreement; additional borrowing allowed under those agreements; and its relationship with institutional lenders and equity investors should enable TransMontaigne to meet its future capital requirements.

YEAR 2000 MATTERS

     Historically, certain computer software, as well as certain hardware containing embedded technology, such as microcontrollers and microprocessors, were designed to utilize a two-digit rather than a four-digit date field and consequently may cause computers, computer controlled systems and equipment with embedded software, microcontrollers and microprocessors to malfunction or incorrectly process data in the Year 2000. This could result in significant system failures. TransMontaigne relies on its computer-based management information systems, as well as embedded technology, such as microcontrollers and microprocessors, to operate instruments and equipment in conducting its normal business activities. Certain of these computer-based programs and embedded technology, such as microcontrollers and microprocessors, may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

      In response, TransMontaigne has developed a "Year 2000" Plan. TransMontaigne's Board of Directors has been briefed about Year 2000 concerns generally and the possible affect on TransMontaigne. The Year 2000 Plan has been presented to the Board and periodic progress updates regarding its implementation have been provided. The purpose of the Year 2000 Plan is to define and provide a continuing process for assessment, remediation planning and plan implementation to achieve a level of readiness that will effectively deal with the Year 2000 concerns in a timely manner. While achieving Year 2000 readiness does not mean correcting every Year 2000 limitation, critical systems and electronic assets, as well as relationships with key third-party customers, suppliers and local, state and federal government agencies have been, and continue to be, evaluated and are expected to be suitable for continued use into and beyond the Year 2000, and that contingency plans are in place.

     Implementation of TransMontaigne's Year 2000 Plan is directly supervised by a Senior Vice President, assisted by a Year 2000 Plan Director. The Plan Director coordinates the implementation of the Year 2000 Plan among TransMontaigne's individual business units. The Plan Director has established an internal group to identify and assess potential areas of risk and to make any required modifications to computer systems and equipment used in TransMontaigne's business activities involving refined product and crude oil pipeline, terminaling and storage, natural gas gathering and processing; and products supply, distribution and marketing. The Year 2000 Plan is comprised of several phases, including assessment, remediation planning and implementation. These three phases are more fully described as follows:

     A. Assessment - This phase involves the identification and inventory of TransMontaigne's business assets and processes and determination of Year 2000 compliancy status of these business assets and those third-party suppliers, customers and state and federal governmental agencies believed to be material to TransMontaigne's business, results of operations, or financial condition ("Key Parties"). The Assessment phase of the Year 2000 Plan includes assessment of Year 2000 compliancy of the following:

          1.   Computer systems and software ("Information Technology")

          2. Control software, microprocessors and micro-controllers embedded in equipment ("Embedded Systems")

          3.   Key Parties

     B. Remediation Planning - This phase involves the development of remediation plans which, when implemented, will enable business assets and business relationships critical to

TransMontaigne's business operations to be Year 2000 ready. This phase also contemplates implementation planning and prioritization of implementation of remediation plans.

     C. Implementation - This phase involves the implementation of remediation plans, including post-remediation testing and contingency planning.

After the Assessment phase has been completed and evaluated, the Remediation Planning and Implementation phases will be implemented to ensure that the material facilities and business activities will continue to operate safely and reliably, and without interruption after 1999.

     TransMontaigne has also undertaken to monitor the compliance efforts of Key Parties with whom it does business, including those with whom TransMontaigne maintains banking and stock transfer relationships, and whose computer-based systems and/or embedded technology equipment interface with those of TransMontaigne, in order to ensure that operations will not be adversely affected by the Year 2000 compliance problems of third-parties. TransMontaigne has contacted 580 Key Parties by letter requesting detailed information to be completed and returned to the Plan Director. Through December 31, 1998, responses had been received from 52% of those contacted. Telephonic follow-up with non-respondents commenced in early December 1998 with each Key Party being contacted in order of importance.

     TransMontaigne assesses the state of readiness of Key Parties responding to the request for information, which procedure will continue as additional responses are received. Each Key Party is given a risk rating based on the information and readiness plan submitted. There is no assurance that TransMontaigne will not be adversely affected if Key Parties, including local, state and federal governmental agencies, do not convert their systems in a timely manner and in a manner which is compatible with TransMontaigne's Information Technology and Embedded Systems. However, TransMontaigne believes that the ongoing communication with and assessment of the compliance efforts and status of the Key Parties will minimize these risks.

     TransMontaigne believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete the Year 2000 Plan within a time frame which will enable its

Information Technology and Embedded Systems to function without significant disruption in the Year 2000. The Assessment phase of its Year 2000 Plan was being finalized at December 31, 1998. It is anticipated that the Remediation Planning phase will be completed by March 31, 1999 and the Implementation phase by June 30, 1999.

     At December 31, 1998, TransMontaigne had incurred third party costs of approximately $140,000 related to Year 2000 compliance matters and estimates that the total cumulative future third party, software and equipment costs related to Year 2000 Assessment, Remediation Planning and Implementation phases, based upon information developed to date, will be approximately $2,500,000, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not considered material to the operations of TransMontaigne. The cost of the remediation activities and the completion dates are based on TransMontaigne's best estimates and may be revised as additional information becomes available. The costs incurred to date and those estimated to be incurred in the future do not include internal costs. TransMontaigne does not presently separately record internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in carrying out the Year 2000 Plan, as well as related travel and other out-of-pocket expenses.

     Although TransMontaigne anticipates that minimal business disruption will occur as a result of Year 2000 issues, in the event TransMontaigne's Information Technology and Embedded Systems, or those owned and operated by third parties, should fail to function properly, possible consequences include but are not limited to, loss of communications links with pipeline control centers, terminal automation systems and field offices; loss of electric power; and inability to automatically process commercial transactions, or engage in similar normal automated or computerized business activities.

     TransMontaigne is in the process of identifying the most reasonably likely worst case Year 2000 scenarios and is not yet able to determine whether the consequences of such scenarios could have a material impact on the business, results of operations or financial condition of TransMontaigne. The process of defining the most reasonably likely worst case scenarios is part of the contingency planning effort which is currently underway. The contingency planning process and the process of developing most reasonably likely worst case scenarios will be ongoing processes, requiring continuing development, modification and refinement as additional information is obtained regarding the status of TransMontaigne's Information Technology and Embedded Systems during the Implementation phase of the Year 2000 Plan, as well as the status, and the impact on TransMontaigne, of the Year 2000 readiness of others.

     TransMontaigne is in the process of developing Year 2000 contingency plans which are intended to enable TransMontaigne to deliver an acceptable level of service despite Year 2000 failures. These plans include performing certain processes manually, changing suppliers and reducing or suspending certain noncritical aspects of TransMontaigne's operations. The contingency planning effort will focus on potential internal risks, as well as potential risks associated with Key Parties. TransMontaigne believes that its Assessment, Remediation Planning and Implementation phases will be effective to achieve Year 2000 readiness in a timely manner. TransMontaigne anticipates that contingency plans, if determined to be necessary, will be in place by September 30, 1999. TransMontaigne does not anticipate that the Year 2000 issues will have a material adverse effect on the operations or financial performance of TransMontaigne. However, there can be no assurance that the Year 2000 will not adversely affect TransMontaigne and its business.

     The preceding "Year 2000 Matters" discussion contains various forward-looking statements that represent TransMontaigne's beliefs or expectations regarding future events. When used in the "Year 2000 Matters" discussion, the words "believes," "intends," "expects," "estimates," "plans," "goals," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, expectations as to when the Assessment, Remediation Planning and Implementation phases of the Year 2000 Plan, as well as Year 2000 contingency planning will be completed; the estimated cost of achieving Year 2000 readiness; and the belief that TransMontaigne's Information Technology and Embedded Systems will be Year 2000 ready in a timely and appropriate manner. All forward-looking statements involve a number of risks and uncertainties which could cause the actual results to differ materially from the projected results. Factors which may cause those differences include availability of information technology resources; continued availability of materials, services and data from TransMontaigne's suppliers; the ability to identify and remediate all date-sensitive lines of computer code and to replace embedded microprocessors and micro-controllers in affected systems and equipment; the failure of others to timely achieve appropriate Year 2000 readiness; and the actions or inaction of governmental agencies and others with respect to Year 2000 problems.

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. TransMontaigne is in the process of assessing the impact, if any, that SFAS 133 will have on its consolidated financial statements.

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Through a consent solicitation closing on December 17, 1998, the stockholders of record on October 30, 1998 of TransMontaigne approved the proposal to amend
Section 5.1 of Article V of TransMontaigne's Restated Certificate of Incorporation to increase the number of authorized shares of TransMontaigne common stock, par value $.01 per share, from 40,000,000 to 80,000,000 shares.

A total of 24,608,951 votes were cast in favor of the proposal to amend Section
5.1 of Article V of the Restated Certificate of Incorporation to increase the number of authorized shares of TransMontaigne common stock, par value $.01 per share, from 40,000,000 to 80,000,000, while 185,655 votes were cast against the proposal and 4,558 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     3.1A Restated Certificate of Incorporation and Certificate of Merger. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.

     3.1B Certificate of Amendment of Restated Certificate of Incorporation of TransMontaigne Oil Company dated August 26, 1998. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended September 30, 1998.

     3.1C Certificate of Amendment of Restated Certificate of Incorporation of TransMontaigne Inc. dated December 18, 1998. FILED HEREWITH.

     10.1 Amendment No. 1 to Stock Purchase Agreement dated as of October 30, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.

     10.2 Amendment No. 1 dated as of June 30, 1998 to the Amended and Restated Credit Agreement between TransMontaigne Oil Company and BankBoston, N.A., as Agent, dated March 31, 1998. FILED HEREWITH.

     10.3 Second Amended and Restated Credit Agreement between TransMontaigne Inc. and BankBoston, N.A., as Agent, dated as of October 30, 1998. FILED HEREWITH.

     10.4 Amendment No. 1 dated as of December 14, 1998 to the Second Amended and Restated Credit Agreement between TransMontaigne Inc. and BankBoston, N.A., as Agent, dated as of October 30, 1998. FILED HEREWITH.

     10.5 Letter Amendment No. 2, dated as of June 30, 1998, to Master Shelf Agreement dated as of April 17, 1997, among TransMontaigne Oil Company, The Prudential Insurance Company of America and U.S. Private Placement Fund. FILED HEREWITH.

     10.6 Letter Amendment No. 3, dated as of October 30, 1998, to Master Shelf Agreement dated as of April 17, 1997, among TransMontaigne Oil Company, The Prudential Insurance Company of America and U.S. Private Placement Fund. FILED HEREWITH.

     27             Financial Data Schedule.  FILED HEREWITH.

     99.1 Press Release dated November 2, 1998. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.

     99.2           Press Release dated November 12, 1998. FILED HEREWITH.


(b) The following report on Form 8-K was filed during the quarter ended December 31, 1998:

     A Form 8-K dated October 30, 1998 was filed on November 13, 1998 reporting
     Item 2 (the acquisition of all of the issued and outstanding capital stock of Louis Dreyfus Energy Corp. from its parent company, Louis Dreyfus Corporation) and Item 7 (deferring filing of the historical and pro forma financial statements for the Louis Dreyfus Energy Corp. acquisition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  February 19, 1999               TRANSMONTAIGNE INC.
                                        (Registrant)



                                        /s/ CORTLANDT S. DIETLER
                                        ------------------------
                                        Cortlandt S. Dietler
                                        Chairman and Chief Executive Officer



                                        /s/ RODNEY S. PLESS
                                        --------------------
                                        Rodney S. Pless
                                        Vice President, Controller and Chief
                                        Accounting Officer