Form 10-Q
period 1999-03-31
TRANSMONTAIGNE INC
filed 1999-05-17
CIK 755199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

                                Yes [X] No [_]

As of April 30, 1999 there were 30,475,024 shares of the registrant's Common Stock outstanding.

                              TRANSMONTAIGNE INC.

                                     INDEX



                         PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets
                  March 31, 1999 and June 30, 1998 (Unaudited) .......       4

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 1999 and
                  Three Months Ended April 30, 1998 (Unaudited) ......       5

                  Consolidated Statements of Operations
                  Nine Months Ended March 31, 1999 and
                  Nine Months Ended April 30, 1998 (Unaudited) .......       6

                  Consolidated Statements of Stockholders' Equity
                  Year Ended April 30, 1998,
                  Two Months Ended June 30, 1998 and
                  Nine Months Ended March 31, 1999 (Unaudited) .......       7

                  Consolidated Statements of Cash Flows
                  Nine Months Ended March 31, 1999 and
                  Nine Months Ended April 30, 1998 (Unaudited) .......       8

                  Notes to Consolidated Financial Statements..........       10


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......       23


                           PART II. OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES...............................       55

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................       57

                  SIGNATURES..........................................       59

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following page.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 1999 AND JUNE 30, 1998 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                               March 31, 1999             June 30, 1998
------                                                                            ------------------         -----------------
Current assets:
     Cash and cash equivalents                                                    $       12,949,856                27,215,374
     Trade accounts receivable                                                           188,116,279                36,391,584
     Receivable under preferred stock purchase agreements                                110,615,000                         -
     Inventories                                                                         296,095,729                63,559,637
     Deferred tax assets, net                                                                      -                   573,000
     Prepaid expenses and other                                                            3,937,413                 2,705,905
                                                                                  ------------------         -----------------
                                                                                         611,714,277               130,445,500
                                                                                  ------------------         -----------------

Property, plant and equipment:
     Land                                                                                 12,526,364                 2,801,964
     Plant and equipment                                                                 395,334,005               191,600,521
     Accumulated depreciation                                                            (33,542,653)              (21,912,875)
                                                                                  ------------------         -----------------
                                                                                         374,317,716               172,489,610
                                                                                  ------------------         -----------------

Investments and other assets:
     Investments                                                                          46,141,488                10,180,720
     Deferred debt issuance costs, net                                                     8,733,763                 1,607,855
     Other assets                                                                          4,017,036                 3,491,813
                                                                                  ------------------         -----------------
                                                                                          58,892,287                15,280,388
                                                                                  ------------------         -----------------

                                                                                  $    1,044,924,280               318,215,498
                                                                                  ==================         =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt                                            $        2,000,000                         -
     Trade accounts payable                                                              137,842,061                28,640,766
     Inventory due under exchange agreements                                               5,885,777                 2,730,787
     Excise taxes payable                                                                 37,659,521                 7,846,657
     Other accrued liabilities                                                             6,911,977                 4,760,063
                                                                                  ------------------         -----------------
                                                                                         190,299,336                43,978,273
                                                                                  ------------------         -----------------

Long-term debt                                                                           472,479,200               128,971,400

Deferred tax liabilities, net                                                              1,638,943                         -

Stockholders' equity:
     Preferred stock, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 170,115 shares Series A Convertible
       at March 31, 1999                                                                       1,701                         -
     Common  stock,  par value $.01 per  share,  authorized  80,000,000  shares, issued and outstanding 30,471,024 shares at
       March 31, 1999 and 25,953,324 shares at June 30, 1998                                 304,711                   259,534
     Capital in excess of par value                                                      367,150,649               136,780,000
     Unearned compensation                                                                         -                  (618,348)
     Retained earnings                                                                    13,049,740                 8,844,639
                                                                                  ------------------         -----------------
                                                                                         380,506,801               145,265,825
                                                                                  ------------------         -----------------

                                                                                  $    1,044,924,280               318,215,498
                                                                                  ==================         =================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND THREE MONTHS ENDED APRIL 30, 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                               March 31, 1999              April 30, 1998
                                                                             --------------------        --------------------
Revenues:
    Product sales, pipeline tariffs, terminal
          and storage fees, marketing fees and
          natural gas gathering and processing fees                          $     769,369,253                 489,525,621

Costs and expenses:
    Product costs and direct
          operating expenses                                                       741,779,351                 479,008,869
    General and administrative                                                       7,954,177                   4,139,158
    Depreciation and amortization                                                    5,098,733                   2,450,221
                                                                             --------------------        --------------------
                                                                                   754,832,261                 485,598,248
                                                                             --------------------        --------------------

          Operating income                                                          14,536,992                   3,927,373

Other income (expenses):
    Dividend income                                                                    559,618                           -
    Interest income                                                                    144,081                     429,756
    Interest expense                                                                (9,462,401)                  (2,357,496)
    Amortization of deferred debt issuance costs                                    (1,346,997)                   (107,708)
    Other financing costs                                                             (443,326)                     (56,853)
                                                                             --------------------        --------------------
                                                                                   (10,549,025)                 (2,092,301)
                                                                             --------------------        --------------------

          Earnings before income taxes                                               3,987,967                   1,835,072

Income tax expense                                                                   1,515,000                   1,322,500
                                                                             --------------------        --------------------

          Net earnings                                                               2,472,967                     512,572

Dividend requirement for preferred stock                                               147,681                           -
                                                                             --------------------        --------------------

          Net earnings attributable to common stockholders                   $       2,325,286                     512,572
                                                                             ====================        ====================

Weighted average common shares outstanding:
          Basic                                                                     30,470,924                  25,941,537
                                                                             ====================        ====================
          Diluted                                                                   31,189,298                  26,666,707
                                                                             ====================        ====================

Earnings per common share
          Basic                                                              $            0.08                        0.02
                                                                             ====================        ====================
          Diluted                                                            $            0.07                        0.02
                                                                             ====================        ====================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1999 AND NINE MONTHS ENDED APRIL 30, 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                               March 31, 1999               April 30, 1998
                                                                             --------------------        --------------------
Revenues:
    Product sales, pipeline tariffs, terminal
          and storage fees, marketing fees and
          natural gas gathering and processing fees                          $   1,973,790,336               1,505,357,475

Costs and expenses:
    Product costs and direct
          operating expenses                                                     1,913,540,258               1,474,301,462
    General and administrative                                                      20,857,283                  11,016,075
    Depreciation and amortization                                                   12,019,270                   6,492,952
                                                                             --------------------        --------------------
                                                                                 1,946,416,811               1,491,810,489
                                                                             --------------------        --------------------

          Operating income                                                          27,373,525                  13,546,986

Other income (expenses):
    Dividend income                                                                    898,979                           -
    Interest income                                                                    903,119
                                                                                                                 1,494,584
    Interest expense                                                               (19,112,665)                 (6,092,477)
    Amortization of deferred debt issuance costs                                    (2,404,919)                   (303,491)
    Other financing costs                                                             (875,938)
                                                                                                                  (125,037)
                                                                             --------------------        --------------------
                                                                                   (20,591,424)                 (5,026,421)
                                                                             --------------------        --------------------

          Earnings before income taxes                                               6,782,101                   8,520,565

Income tax expense                                                                   2,577,000                   3,892,500
                                                                             --------------------        --------------------

          Net earnings                                                               4,205,101                   4,628,065

Dividend requirement for preferred stock                                               147,681                           -
                                                                             --------------------        --------------------

          Net earnings attributable to common stockholders                   $       4,057,420                   4,628,065
                                                                             ====================        ====================

Weighted average common shares outstanding:
          Basic                                                                     28,469,902                  25,913,798
                                                                             ====================        ====================
          Diluted                                                                   29,197,274                  26,686,294
                                                                             ====================        ====================

Earnings per common share
          Basic                                                              $            0.14                        0.18
                                                                             ====================        ====================
          Diluted                                                            $            0.14                        0.17
                                                                             ====================        ====================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEAR ENDED APRIL 30, 1998, TWO MONTHS ENDED JUNE 30, 1998 AND
NINE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                           Capital in
                              Preferred      Common         excess of       Unearned        Retained
                                stock         stock         par value      Compensation     earnings           Total
                             ------------  ------------  ----------------  ------------   --------------   --------------
BALANCE AT APRIL 30, 1997  $           -       257,947      134,843,884              -        3,869,910      138,971,741

Common stock issued for
     options exercised                 -           922          406,404              -               -           407,326
Tax benefit arising from
     options exercised                 -             -          583,000              -               -           583,000
Costs  related to issuance
     of common stock                   -             -          (53,863)             -               -           (53,863)
Unearned compensation
     related to restricted             -           560          938,440       (939,000)               -                -
     stock awards
Amortization of unearned
     compensation                      -             -                -        258,469                -          258,469
Net earnings                           -             -                -              -        7,637,630        7,637,630
                             ------------  ------------  ----------------  ------------   --------------   --------------

BALANCE AT APRIL 30, 1998              -       259,429      136,717,865       (680,531)      11,507,540      147,804,303

Common stock issued for
     options exercised                 -            88           36,652              -               -            36,740
Common stock issued for
     services rendered                 -            17           25,483              -               -            25,500
Amortization of unearned
     compensation                      -             -                -         62,183               -            62,183
Net (loss)                             -             -                -              -       (2,662,901)      (2,662,901)
                             ------------  ------------  ----------------  ------------   --------------   --------------

BALANCE AT JUNE 30, 1998               -       259,534      136,780,000       (618,348)       8,844,639      145,265,825

Preferred stock issued in
     connection with stock
     purchase agreements           1,701             -      170,113,299              -               -       170,115,000
Costs related to issuance
     of preferred stock                -             -         (300,000)             -               -          (300,000)
Common stock issued for
     options exercised                 -            74           35,425              -               -            35,499
Common stock issued for
     services rendered                 -            65           93,373              -               -            93,438
Unearned compensation
     related to
     restricted stock
     awards                            -           120          161,880       (162,000)              -                 -
Amortization of unearned
     compensation                      -             -                -        780,348               -           780,348
Common stock issued in
     acquisition of  Louis
     Dreyfus Energy Corp.              -        45,000       60,390,000              -                -       60,435,000
Common stock repurchased
     and retired                       -           (82)        (123,328)             -                -         (123,410)
Net earnings                           -             -                -              -        4,205,101        4,205,101
                             ------------  ------------  ----------------  ------------   --------------   --------------

BALANCE AT  MARCH 31, 1999 $       1,701       304,711      367,150,649              -       13,049,740      380,506,801
                             ============  ============  ================  ============   ==============   ==============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 1999 AND NINE MONTHS ENDED APRIL 30, 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                March 31, 1999               April 30, 1998
                                                                              --------------------        ---------------------
Cash flows from operating activities:
     Net earnings                                                             $       4,205,101                 4,628,065
     Adjustments to reconcile net earnings to net
       cash (used) by operating activities:
               Depreciation and amortization                                         12,019,270                 6,492,952
               Deferred tax expense                                                   2,211,943                 3,673,000
               Loss (gain) on disposition of assets                                      14,320                   (31,688)
               Amortization of unearned compensation                                    780,348                   258,469
               Amortization of deferred debt issuance costs                           2,404,919                   303,491
               Changes in operating assets and liabilities, net of
               noncash items and acquisitions:
                 Trade accounts receivable                                          (26,706,134)              (19,766,639)
                 Inventories                                                        (61,577,972)               20,076,546
                 Prepaid expenses and other                                          (1,218,666)               (1,215,530)
                 Trade accounts payable                                              29,773,597                (9,648,675)
                 Inventory due under exchange agreements                              3,154,990                (4,864,980)
                 Excise taxes payable and other
                    accrued liabilities                                               7,594,492                   (65,402)
                                                                              --------------------        ---------------------
                           Net cash (used) by
                              operating activities                                  (27,343,792)                 (160,391)
                                                                              --------------------        ---------------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                                     (52,696,429)              (61,760,694)
     Acquisition of Louis Dreyfus Energy Corp.                                     (293,056,539)                        -
     Investment in West Shore Pipe Line Company                                     (35,960,768)                        -
     Proceeds from sale of assets                                                             -                    78,070
     Cash received in connection with acquisition                                             -                 1,222,360
     Costs related to acquisition                                                             -                  (130,755)
     Increase in other assets, net                                                     (597,052)                 (643,318)
                                                                              --------------------        ---------------------
                           Net cash (used) by
                              investing activities                                 (382,310,788)              (61,234,337)
                                                                              --------------------        ---------------------
Cash flows from financing activities:
     Borrowings of long-term debt, net                                              345,507,800                50,007,800
     Deferred debt issuance costs                                                    (9,530,827)                 (364,523)
     Preferred stock issued, net of receivable under
       preferred stock purchase agreements                                           59,500,000                         -
     Common stock issued for cash                                                             -                   319,426
     Common stock repurchased and retired                                              (123,410)                        -
     Common stock issued for options exercised                                           35,499                         -
     Costs related to issuance of common stock                                                -                   (26,500)
                                                                              --------------------        ---------------------
                           Net cash provided by
                              financing activities                                  395,389,062                49,936,203
                                                                              --------------------        ---------------------
                           Decrease in cash
                              and cash equivalents                                  (14,265,518)              (11,458,525)

Cash and cash equivalents at beginning of period                                     27,215,374                41,265,879
                                                                              --------------------        ---------------------

Cash and cash equivalents at end of period                                    $      12,949,856                29,807,354
                                                                              ====================        =====================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 1999 AND NINE MONTHS ENDED APRIL 30, 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                March 31, 1999               April 30, 1998
                                                                              --------------------        ---------------------
Supplemental disclosures of cash flow information:

Acquisition of Louis Dreyfus Energy Corp.

Fair value of assets acquired                                            $          456,989,523                         -
Fair value of liabilities assumed                                                  (103,497,984)                        -
                                                                              --------------------        ---------------------
                                                                                    353,491,539                         -

Fair value of common stock issued                                                   (60,435,000)                        -
                                                                              --------------------        ---------------------

Cash paid in acquisition                                                 $          293,056,539                         -
                                                                              ====================        =====================

Cash received in connection with acquisition
     included in assets acquired                                         $                    -                         -
                                                                              ====================        =====================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999
--------------------------------------------------------------------------------

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

        In August 1998, the Board of Directors of TransMontaigne voted to change TransMontaigne's fiscal year end from April 30 to June 30, to be effective June 30, 1998. This new fiscal year end will allow TransMontaigne to conform to the predominant calendar quarterly reporting periods used in its industry. TransMontaigne did not recast the historical financial information, accordingly, TransMontaigne financial statements include comparative information as of April 30, 1998.

(2)     Acquisitions

        On December 3, 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Terminaling Inc. ("TTI"), purchased the SUNOCO, Inc. petroleum products terminal located on the Hudson River at Renssalaer, outside of Albany, New York for approximately $5,200,000 cash. The Renssalaer terminal facilities include 510,000 barrels of storage capacity, 3 truck loading racks and a recently rebuilt dock capable of handling both barges and ocean going tankers.

        On October 30, 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Product Services Inc. ("TPSI"), acquired all of the common stock of Louis Dreyfus Energy Corp. ("LDEC") for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock valued at $60,435,000, plus working capital of $192,492,000. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. LDEC's supply, distribution and marketing business includes over 350 services supply/exchange points nationwide and handles annually in excess of 85 million barrels of refined petroleum products. The purchase price was established in arms-length negotiation between the managements of TransMontaigne and LDEC. The cash component of the purchase price and the net working capital acquired were funded by an advance from TransMontaigne's $500,000,000 credit facility. The transaction was accounted for as a purchase. As of March 31, 1999, the consolidated financial statements include preliminary allocations of the aggregate purchase price to the assets acquired and liabilities assumed based on their estimated fair values as determined by TransMontaigne. Adjustments to the preliminary purchase price allocations may be necessary based upon completion of an independent appraisal of the assets acquired, which is in process. Subsequent to closing the acquisition, the LDEC name was changed to TransMontaigne Product Services East Inc.

        On September 18, 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), acquired for $29,219,000 cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. Effective December 31, 1998, TransMontaigne acquired for $5,488,000 cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1,186,000 cash an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed on January 7, 1999. West Shore owns a 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States. West Shore ownership as of March 31, 1999 includes TransMontaigne, Citgo, Marathon, Equilon, Texaco, BP Amoco, Midwest (Union Oil), Mobil and Exxon.

        On July 29, 1998, TransMontaigne, through a wholly-owned subsidiary, TTI, acquired all of the common stock of Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots. Southwest Terminal was merged into TTI effective September 30, 1998. The cost of this acquisition has been allocated to the terminal facilities and other related assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

        On November 25, 1997, TransMontaigne, through a wholly-owned subsidiary, TTI, acquired for $32,000,000 ($31,458,000 cash plus assumption of outstanding bank debt of approximately $542,000) the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals and certain other assets. The ITAPCO Terminal Corporations were merged into TTI effective December 1, 1997. The cost of the ITAPCO Terminal Corporations has been allocated to the terminal facilities acquired and to the other related assets acquired and liabilities assumed based on their estimated fair market value as determined by TransMontaigne. The transaction was accounted for as a purchase.

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

        The following summarized unaudited pro forma results of operations assumes that the acquisition of the ITAPCO Terminal Corporations and of LDEC occurred as of August 1, 1997 and combines the historical results of operations of TransMontaigne for the three months and nine months ended March 31, 1999 and April 30, 1998 with the historical results of operations of the ITAPCO Terminal Corporations and of LDEC for the three months and nine months ended March 31, 1999 and April 30, 1998. The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if the ITAPCO Terminal Corporations and LDEC had been acquired as of August 1, 1997, or which will be attained in the future.

                                              Three Months Ended                           Nine Months Ended
                                    -----------------------------------------    -----------------------------------------
                                         March 31,             April 30,             March 31,             April 30,
                                            1999                  1998                 1999                   1998
                                    -------------------    ------------------    -----------------    --------------------
                                          (Actual)            (Pro forma)           (Pro forma)           (Pro forma)
                                    -------------------    ------------------    -----------------    --------------------
 Revenues                          $       769,369,000        1,168,085,000         2,823,922,000          3,229,005,000
                                    ===================    ==================    =================    ====================

 Net earnings                                2,473,000            2,653,000             6,078,000              8,292,000
 Dividend requirement for
     preferred stock                           148,000                    -               148,000                      -
                                    -------------------    ------------------    -----------------    --------------------
 Net earnings attributable
     to common stockholders                  2,325,000            2,653,000             5,930,000              8,292,000
                                    ===================    ==================    =================    ====================
 Earnings per common share:
           Basic                   $              0.08                 0.09                  0.19                   0.27
                                    ===================    ==================    =================    ====================
           Diluted                 $              0.07                 0.09                  0.19                   0.27
                                    ===================    ==================    =================    ====================

(3)     Inventory Risk Management

        TransMontaigne manages inventory to maximize its value and minimize risk by utilizing risk and portfolio management disciplines including certain hedging strategies, forward purchases and sales, swaps and other financial instruments to manage market exposure.

        TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or trade in the ordinary course of business. A portion of this inventory represents line fill and tank bottoms; is required to be held for operating balances in the conduct of TransMontaigne's daily supply, distribution and marketing activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. NGL and natural gas inventories are not significant.

        TransMontaigne regularly engages in the trading of futures contracts in the cash markets and on the New York Mercantile Exchange ("NYMEX"). The change in market value of NYMEX-traded futures contracts requires daily cash settlements in margin accounts with brokers. NYMEX-traded future contracts are guaranteed by the NYMEX and have nominal credit risk. TransMontaigne is exposed to credit risk in the event the counterparties to other third party agreements are not able to perform their contractual obligations.

        Following the acquisition of LDEC on October 30, 1998, TransMontaigne has generally continued the separate inventory accounting methods, procedures and policies, and the related management of the risks associated with fluctuations in the price of refined petroleum products and purchase and sales commitments, which had been previously utilized by TPSI (renamed TPSI - Midwest) and by LDEC (renamed TPSI - East).

        TPSI - Midwest inventory is recorded at the lower of last-in, first-out ("LIFO") cost or market. TPSI - Midwest selectively enters into futures contracts which may be designated by management as hedges of the products purchased or sold. Hedging gains and losses are recognized and recorded in operations when the related inventory is sold.

        TPSI - Midwest, at December 31, 1998, recorded an $8.6 million non-cash lower of cost or market inventory write down adjustment to reduce the LIFO carrying cost of its inventory. Subsequent to December 31, 1998 product prices increased and accordingly under the LIFO method of accounting for inventory, the $8.6 million was recorded as a reduction of product costs in the quarter ended March 31, 1999. The market value of TPSI - Midwest's inventory at March 31, 1999 approximated its LIFO carrying cost.

        TPSI - East inventory price risk is managed on an aggregate portfolio basis. The net of physical inventory, forward sales commitments and forward purchase commitments are generally hedged with NYMEX traded futures contracts. TPSI - East values the aggregate portfolio using the mark to market inventory accounting method with all changes in market values recognized and recorded in operations. The discounted present value of net unrealized gains on forward contracts of $30,584,000 at March 31, 1999 is recorded as a component of inventory.

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

(5)     Bank Credit Facility

        In October 1998, TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a $350,000,000 revolving component due December 31, 2003 and a $150,000,000 term component due June 30, 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The credit facility also contains a negative pledge covenant and financial tests similar to the previous credit facility. The proceeds from the credit facility were used to fund the LDEC acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes. The average interest rate at March 31, 1999 was 6.80%.

        At March 31, 1999, TransMontaigne had advances of $305,000,000 outstanding under the revolving component and $90,500,000 under the term component of the credit facility. Subsequent to March 31, 1999, the remaining outstanding balance of the term component was repaid with proceeds from the private placement of preferred stock.

(6)     Master Shelf Agreement

        In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100,000,000 of TransMontaigne senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years.

        TransMontaigne sold to the lender, under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 in April 1997 and $25,000,000 of 7.22% Senior Notes due October 17, 2004 in December 1997, all of which were outstanding at March 31, 1999.

(7)     Senior Subordinated Debentures

        In March 1991, TransMontaigne issued $4,000,000 of 12.75% senior subordinated debentures which are guaranteed by certain subsidiaries; are due December 15, 2000; are subject to a required redemption of $2,000,000 on December 15, 1999 and December 15, 2000, respectively; and may be prepaid prior to maturity at a premium. In connection with the issuance of these debentures, TransMontaigne issued warrants to purchase 248,686 shares of common stock at $3.60 per share, exercisable through December 15, 2000.

(8)     Preferred Stock

        On March 25, 1999 and March 30, 1999 TransMontaigne closed a private placement of $170,115,000 of $1,000 Series A Convertible Preferred Stock Units. Each unit consists of one share of 5% convertible preferred stock, convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividend rate increases to an annual rate of 16% for any convertible preferred stock outstanding after December 31, 2003. The convertible preferred stock is convertible any time and may be called for redemption by TransMontaigne after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. The convertible preferred stock has a liquidation preference of $1,000 per share plus accrued but unpaid dividends. Proceeds will be used to reduce bank debt and for general corporate purposes. As of March 31, 1999, $59,500,000 from the private placement had been received and the remaining $110,615,000 was received by April 20, 1999.

(9)     Restricted Stock

        TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the fiscal year ended April 30, 1998, the TransMontaigne Board of

        Directors awarded 56,000 shares to certain key employees and during the nine months ended March 31, 1999, an additional 12,000 shares were awarded. At March 31, 1999 the vesting of the 62,400 shares not then vested was accelerated due to an ownership change resulting from the private placement of the Series A Convertible Preferred Stock and the unamortized balance of the unearned compensation was fully amortized. Amortization of unearned compensation of $589,442 and $780,348 is included in general and administrative expense for the three months and nine months ended March 31, 1999, respectively.

(10)    New Project

        On February 17, 1999, TransMontaigne and Colonial Pipeline Company ("Colonial") signed a definitive agreement whereby TransMontaigne, in an alliance with Colonial, will construct, own and operate a marine loading and unloading facility on the Mississippi River near Baton Rouge, Louisiana which is designed to handle multiple barge deliveries of all grades of petroleum products transported within Colonial's pipeline system at rates in excess of 14,000 barrels per hour and inbound and outbound volumes exceeding 50,000 barrels per day. Colonial will construct three pipelines to feed the TransMontaigne marine facility and waterway deliveries along the Mississippi and Ohio Rivers, as well to receive barge deliveries for long haul Colonial system shipments, and will also construct a related pump station between its Baton Rouge tank farm and the TransMontaigne marine facility. TransMontaigne's estimated cost for the marine facility, which is anticipated to be operational in the first calendar quarter of 2000, is $8,500,000.

(11)    Subsequent Event

        On May 3, 1999, TransMontainge and Amerada Hess Corporation signed a definitive agreement whereby a TransMontainge unit will acquire the Hess Southeastern Pipeline Network of refined petroleum product facilities for $66.2 million, plus refined products inventory. This network, which is strategically interconnected to the Colonial and Plantation pipeline systems, includes approximately 5.3 million barrels of tankage at 11 storage and terminal facilities located in Collins (2) and Purvis, Mississippi; Doraville, Georgia; Belton and Spartanburg,

        South Carolina; Charlotte, Selma (2) and Greensboro, North Carolina; and Montvale, Virginia; as well as 36 miles of proprietary pipelines. TransMontainge anticipates closing this transaction on or about June 30, 1999.

(12)    OPERATING BUSINESS SEGMENTS

        TransMontaigne's logistical petroleum services operating business segment relates to pipelining, terminaling and storing, supply and distribution and marketing of refined petroleum products, including the investment in West Shore. TransMontaigne's natural gas services operating business segment relates to gathering, processing, treating and marketing of NGL and natural gas. Corporate services relates to all of TransMontaigne's activities and assets which are not specifically identified with logistical petroleum and natural gas services, including cash and cash equivalents, the investment in Lion Oil Company and other assets.

        The refined petroleum products, chemicals and other bulk liquids operations related to the acquisitions of LDEC in October 1998, Southwest Terminal in July 1998 and the ITAPCO Terminal Corporations in November 1997 are included in the logistical petroleum services operating business segment.

Information regarding TransMontaigne's operating business segments for the nine months ended March 31, 1999 and for the nine months ended April 30, 1998 is summarized below:

                                                         March 31, 1999                April 30, 1998
                                                       ------------------            ------------------
   Revenues
     Logistical petroleum services                     $   1,934,628,161               1,459,110,163
     Natural gas services                                     39,162,175                  46,247,312
                                                       ------------------            ------------------
                                                       $   1,973,790,336               1,505,357,475
                                                       ==================            ==================
   Operating income (loss)
     Logistical petroleum services                     $      29,149,287                  10,715,034
     Natural gas services                                      1,074,238                   3,731,952
     Corporate services                                       (2,850,000)                   (900,000)
                                                       ------------------            ------------------
                                                       $      27,373,525                  13,546,986
                                                       ==================            ==================
   Identifiable assets at the end of the period (net
     of accumulated depreciation)
     Logistical petroleum services                     $     792,136,851                 177,707,215
     Natural gas services                                     95,026,716                  94,089,703
     Corporate services                                      157,760,713 (1)              51,507,912
                                                       ------------------            ------------------
                                                       $   1,044,924,280                 323,304,830
                                                       ==================            ==================
   Depreciation and amortization
     Logistical petroleum services                     $       6,755,023                   2,115,565
     Natural gas services                                      4,420,217                   3,898,877
     Corporate services                                          844,030                     478,510
                                                       ------------------            ------------------
                                                       $      12,019,270                   6,492,952
                                                       ==================            ==================
   Capital expenditures
     Logistical petroleum services                     $     242,056,743 (2)              45,855,930
     Natural gas services                                      4,505,720                  12,672,056
     Corporate services                                        3,026,966                   3,232,708
                                                       ------------------            ------------------
                                                       $     249,589,429                  61,760,694
                                                       ==================            ==================

 (1) Includes $110,615,000 receivable under preferred stock purchase agreements.

 (2) Includes $161,000,000 for the LDEC acquisition and $35,893,000 for the West Shore common stock acquisition.

(13)    EARNINGS PER SHARE

        Earnings per share ("EPS") has been calculated based on the weighted average number of common shares outstanding for the period in accordance with the Statement of Financial Accounting Standards No. 128. The following tables reconcile the computation of basic EPS and diluted EPS for the three months and nine months ended March 31, 1999 and three months and nine months ended April 30, 1998.

                               FOR THE THREE MONTHS ENDED MARCH 31, 1999           FOR THE THREE MONTHS ENDED APRIL 30, 1998
                            -----------------------------------------------   ------------------------------------------------

                              EARNINGS            SHARES            PER          EARNINGS           SHARES           PER
                             (NUMERATOR)       (DENOMINATOR)       SHARE       (NUMERATOR)       (DENOMINATOR)      SHARE
                            --------------   -----------------   ----------   --------------     -------------   -------------
Basic EPS - Net earnings
 available to
 common stockholders        $   2,325,286        30,470,924      $     0.08   $     512,572        25,941,537    $        0.02
                                                                 ==========                                      =============

Effect of Dilutive
 Securities:
   Convertible preferred
     stock                              -                 -                               -                 -
     Stock options                      -           541,694                               -           542,055
     Stock warrants                     -           176,680                               -           183,115
                            --------------   -----------------                --------------     -------------

Diluted EPS - Net earnings
 available to
 common stockholders
 and assumed conversions    $   2,325,286        31,189,298      $     0.07   $     512,572        26,666,707    $        0.02
                            ==============   =================   ==========   ==============     =============   =============

                                FOR THE NINE MONTHS ENDED MARCH 31, 1999             FOR THE NINE MONTHS ENDED APRIL 30, 1998
                            -----------------------------------------------      -----------------------------------------------
                               EARNINGS           SHARES           PER               EARNINGS            SHARES           PER
                             (NUMERATOR)      (DENOMINATOR)       SHARE            (NUMERATOR)       (DENOMINATOR)       SHARE
                            --------------   ---------------   ------------      ---------------   ----------------    ---------
Basic EPS - Net earnings
 available to common
 stockholders               $  4,057,420         28,469,902    $     0.14         $   4,628,065         25,913,798     $   0.18
                                                               ============                                            =========

Effect of Dilutive
 Securities:
   Convertible preferred
     stock                             -                  -                                   -                  -
     Stock options                     -            545,915                                   -            582,195
     Stock warrants                    -            181,457                                   -            190,301
                            --------------   ---------------                     ---------------   ----------------

Diluted EPS - Net
 earnings available to
 common stockholders
 and assumed conversions    $  4,057,420         29,197,274    $     0.14         $   4,628,065         26,686,294     $   0.17
                            ==============   ===============   ============      ===============   ================    =========

        Note: Options to purchase 497,600, 156,000 and 382,000 shares of common stock at $17.25, $15.00 and $13.50 per share, respectively, were outstanding at March 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the three months and nine months ended March 31, 1999 and the effect was anti-dilutive. The assumed conversion of the Series A Convertible Preferred Stock at $15 per share into 11,341,000 shares of common stock and the assumed exercise of warrants to purchase 6,804,940 shares of common stock at $14 per share, issued in connection with the Series A Convertible Preferred Stock during the quarter ended March 31, 1999, both of which were outstanding at March 31, 1999, were not included in the computation of diluted EPS because the effects were anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Rocky Mountain regions of the United States. TransMontaigne does not explore for, or produce, crude oil or natural gas; does not own crude oil or natural gas reserves; and does not own chemicals or other bulk liquids inventory.

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

         Since TransMontaigne's present management assumed control in April 1995, TransMontaigne has raised approximately $287,000,000 in equity capital ($30,000,000 private placement in May 1995; $25,000,000 private placement in March 1996; $62,000,000 public offering in February 1997 and $170,000,000 private placement in March 1999); established an initial $130,000,000 working capital and acquisition revolving bank credit facility in December 1996, which in October 1998 was increased to a $500,000,000 bank credit facility due December 31, 2003; and issued $50,000,000 of 7.85% Senior Notes due April 17, 2003 in April 1997 and $25,000,000 of 7.22% Senior Notes due October 17, 2004 in December 1997 to an institutional lender under a $100,000,000 Master Shelf Agreement.

         On March 25, 1999 and March 30, 1999 TransMontaigne closed a private placement of $170,115,000 of $1,000 Series A Convertible Preferred Stock Units. Each unit consists of one share of 5% convertible preferred stock, convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividend rate increases to an annual rate of 16% for any convertible preferred stock outstanding after December 31, 2003. The convertible preferred stock is convertible any time and may be called for redemption by TransMontaigne after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. Proceeds will be used to reduce bank debt and for general corporate purposes. As of March 31, 1999, $59,500,000 from the private placement had been received and the remaining $110,615,000 was received by April 20, 1999.

         In October 1998, TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a $350,000,000 revolving component due December 31, 2003 and a $150,000,000 term component due June 30, 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate, plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The credit facility also contains a negative pledge covenant and financial compliance tests similar to the previous credit facility. Credit facility proceeds were used to fund the LDEC acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes. Subsequent to March 31, 1999, the $150,000,000 term component was repaid with proceeds from the private placement of Series A Convertible Preferred Stock.

ACQUISITIONS

         In December 1996, TransMontaigne acquired the Grasslands Facilities natural gas gathering, processing, treating and fractionation system for approximately $71,000,000 in cash and through March 31, 1999 has additionally invested approximately $27,000,000 in improvements and expansion of the Grasslands Facilities and other assets in its natural gas services business segment. The Grasslands Facilities are strategically located between TransMontaigne's Marmarth facility in southwestern North Dakota, its Baker facility in eastern Montana and its Lignite facility in northern North Dakota. TransMontaigne has natural gas gathering facilities covering the eastern corridor of Montana and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which enables TransMontaigne to provide a complete service package to North Dakota and Montana producers as well as to end-users of NGL and natural gas. The Grasslands Facilities contributed approximately 87% and 92% of the total net operating margins of TransMontaigne's natural gas gathering and processing operations during the nine months ended March 31, 1999 and April 30, 1998, respectively.

         In November 1997, TransMontaigne acquired the common stock of the 17 ITAPCO Terminal Corporations and certain related property and property interests. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; and certain other assets. The ITAPCO Terminal Corporations purchase price was $32,000,000 and was funded by an advance of $22,000,000 from the TransMontaigne bank credit facility with the balance from TransMontaigne cash reserves. Through March 31, 1999, TransMontaigne has additionally invested approximately $8,000,000 in improvements and expansion of the ITAPCO Terminal Corporations facilities. The ITAPCO Terminal Corporations contributed approximately 25% and 36% of the total net operating margins of the TransMontaigne terminal operations during the three months and nine months ended March 31, 1999, respectively.

     In July 1998, TransMontaigne acquired the Southwest Terminal for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.65 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots. Through March 31, 1999, TransMontaigne has additionally invested approximately $1,100,000 in improvements and expansion to the Southwest Terminal facilities.

     In September 1998, TransMontaigne acquired for $29,219,000 cash the 15.38% common stock interest in West Shore owned by Atlantic Richfield Company. Effective December 31, 1998, TransMontaigne acquired for $5,488,000 cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1,186,000 cash an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed in January 1999. West Shore owns a 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago, Illinois; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States. West Shore ownership as of March 31, 1999 includes TransMontaigne, Citgo, Marathon, Equilon, Texaco, BP Amoco, Midwest (Union Oil), Mobil and Exxon.

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

       In December 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Terminaling Inc. ("TTI"), purchased the SUNOCO, Inc. petroleum products terminal located on the Hudson River at Renssalaer, outside of Albany, New York for approximately $5,200,000 cash. The Renssalaer terminal facilities include 510,000 barrels of storage capacity, 3 truck loading racks and a recently rebuilt dock capable of handling both barges and ocean going tankers.

         On February 17, 1999, TransMontaigne and Colonial Pipeline Company ("Colonial") signed a definitive agreement whereby TransMontaigne, in an alliance with Colonial, will construct, own and operate a marine loading and unloading facility on the Mississippi River near Baton Rouge, Louisiana which is designed to handle multiple barge deliveries of all grades of petroleum products transported within Colonial's pipeline system at rates in excess of 14,000 barrels per hour and inbound and outbound volumes exceeding 50,000 barrels per day. Colonial will construct three pipelines to feed the TransMontaigne marine facility and waterway deliveries along the Mississippi and Ohio Rivers, as well to receive barge deliveries for long haul Colonial system shipments, and will also construct a related pump station between its Baton Rouge tank farm and the TransMontaigne marine facility. TransMontaigne's estimated cost for the marine facility, which is anticipated to be operational in the first calendar quarter of 2000, is $8,500,000.

         On May 3, 1999, TransMontainge and Amerada Hess Corporation signed a definitive agreement whereby a TransMontainge unit will acquire the Hess Southeastern Pipeline Network of refined petroleum product facilities for $66.2 million, plus refined products inventory. This network, which is strategically interconnected to the Colonial and Plantation pipeline systems, includes approximately 5.3 million barrels of tankage at 11 storage and terminal facilities located in Collins (2) and Purvis, Mississippi; Doraville, Georgia; Belton and Spartanburg, South Carolina; Charlotte, Selma (2) and Greensboro, North Carolina; and Montvale, Virginia; as well as 36 miles of proprietary pipelines. TransMontainge anticipates closing this transaction on or about
June 30, 1999.

         TransMontaigne intends to continue to make strategic additions to and expansions of its existing facilities in order to achieve greater regional geographical presence, extend customer service opportunities, improve operating efficiencies, increase cash flow, generate incremental net earnings and enhance its competitive market position.

INVENTORY RISK MANAGEMENT

         TransMontaigne manages inventory to maximize its value and minimize risk by utilizing risk and portfolio management disciplines including certain hedging strategies, forward purchases and sales, swaps and other financial instruments to manage market exposure.

         TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or trade in the ordinary course of business. A portion of this inventory represents line fill and tank bottoms; is required to be held for operating balances in the conduct of TransMontaigne's daily supply, distribution and marketing activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. NGL and natural gas inventories are not significant.

         TransMontaigne regularly engages in the trading of futures contracts in the cash markets and on the NYMEX. The change in market value of NYMEX-traded futures contracts requires daily cash settlements in margin accounts with brokers. NYMEX-traded future contracts are guaranteed by the

NYMEX and have nominal credit risk. TransMontaigne is exposed to credit risk in the event the counterparties to other third party agreements are not able to perform their contractual obligations.

         Following the acquisition of LDEC on October 30, 1998, TransMontaigne has generally continued the separate inventory accounting methods, procedures and policies, and the related management of the risks associated with fluctuations in the price of refined petroleum products and purchase and sales commitments, which had been previously utilized by TPSI (renamed TPSI - Midwest) and by LDEC (renamed TPSI - East).

         TPSI - Midwest inventory is recorded at the lower of last-in, first-out ("LIFO") cost or market. TPSI - Midwest selectively enters into futures contracts which may be designated by management as hedges of the products purchased or sold. Hedging gains and losses are recognized and recorded in operations when the related inventory is sold.

         TPSI - Midwest, at December 31, 1998, recorded an $8.6 million non-cash lower of cost or market inventory write down adjustment to reduce the LIFO carrying cost of its inventory. Subsequent to December 31, 1998 the product prices increased and accordingly under the LIFO method of accounting for inventory, the $8.6 million was recorded as a reduction of product costs in the quarter ended March 31, 1999. The market value of TPSI - Midwest's inventory at March 31, 1999 approximated its LIFO carrying cost.

          At December 31, 1998, TransMontaigne deferred the recognition of a $12.2 million lower of cost or market adjustment to inventory, since it believed that price declines at that date were temporary. Based on management's evaluation of current and future market conditions, TPSI - Midwest subsequently entered into certain forward sales transactions at prices which were in excess of December 31, 1998 market prices in order that an additional lower of cost or market adjustment would not be required in the event that product prices remained relatively unchanged or continued to decline through June 30, 1999. Product prices, however, sharply increased during the latter part of the quarter ending March 31, 1999, resulting in an increase in the market value of TPSI - Midwest inventory of approximately $21 million. As a result, the previously recognized inventory valuation allowance of $8.6 million increased earnings. Further, TransMontaigne recognized a loss of approximately $11 million in connection with the forward sales transactions.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although TransMontaigne believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors which could cause actual results to differ materially from those in the forward looking statements include:

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

     . that TransMontaigne will selectively and effectively hedge certain inventory positions

     . that TransMontaigne will be required to recognize lower-of-cost or market write-downs of its inventories

     . that TransMontaigne will incur unanticipated costs in complying with current and future environmental regulations

     . that TransMontaigne will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services

     . that TransMontaigne will continue to acquire strategically located operating facilities from third parties

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

RESULTS OF OPERATIONS

                                                Three Months          Three Months           Nine Months           Nine Months
                                                   Ended                  Ended                 Ended                 Ended
                                               March 31, 1999        April 30, 1998         March 31, 1999       April 30, 1998
                                            ---------------------  --------------------  ---------------------  ------------------
PIPELINE OPERATIONS
     Volume (1)                                             4,886                5,458                 17,250              14,551
     Revenues (2)                           $               3,289                3,664                 11,155              10,038
     Net Operating Margin (2)               $               1,470                2,314                  6,077               5,739
     Margin per Gallon                      $              0.0072               0.0101                 0.0084              0.0094

TERMINAL AND STORAGE OPERATIONS
     Volume (1)
          Refined petroleum products                    1,460,000              477,000              3,177,000           1,206,000
          Chemicals and other bulk liquids                  1,000                7,000                  7,000              17,000
     Revenues (2)
          Refined petroleum products        $              10,221                3,820                 21,168               9,163
          Chemicals and other bulk liquids  $               1,656                1,559                  6,088               2,585
     Net Operating Margin (2)               $               7,042                3,435                 16,758               7,535

     Margin per Gallon                      $              0.0048               0.0071                 0.0053              0.0062

PRODUCTS SUPPLY, DISTRIBUTION
AND MARKETING OPERATIONS
     Volume (1)                                         1,700,211            1,077,000              4,287,000           2,794,000
     Revenues (2)                           $             742,265              467,312              1,896,217           1,437,324
     Net Operating Margin (2)               $              16,334                2,025                 27,778               6,874
     Margin per Gallon                      $              0.0096               0.0019                 0.0065              0.0025

NATURAL GAS SERVICES OPERATIONS
     Inlet Volume (3)                                       4,959                5,076                 15,659              15,936
     NGL Production (3)                                    25,941               24,512                 79,819              74,653
     Residue Production (3)                             3,904,407            3,958,634             12,557,973          13,262,928
     Revenues (2)                           $              11,938               13,171                 39,162              46,247
     Net Operating Margin (2)               $               2,744                2,743                  9,637              10,908

TOTAL OPERATIONS
     Revenues (2)                           $             769,369              489,526              1,973,790           1,505,357
     Net Operating Margin (2)               $              27,590               10,517                 60,250              31,056
     Net Earnings (2)                       $               2,473                  513                  4,205               4,628

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO

THREE MONTHS ENDED APRIL 30, 1998

     In August 1998, TransMontaigne elected to change its fiscal year end to June 30. The management discussion which follows compares the three months ended March 31, 1999 to the three months ended April 30, 1998. TransMontaigne did not recast historical financial information to present the three months ended March 31, 1998 since the financial reporting systems in place at that time included certain procedures which were completed only on a quarterly basis. Accordingly, it is impractical to recast this financial information.

     The net operating margin from pipeline operations for the three months ended March 31, 1999 was $1,470,000 compared to $2,314,000 for the three months ended April 30, 1998, a decrease of 36%, or $844,000. The margin per gallon for the three months ended March 31, 1999 of $.0072 decreased 29%, or $.0029. Pipeline volumes decreased 10% and revenues decreased 10% primarily due to reduced shipments by a major refiner. In addition operating costs increased 35% primarily due to increased maintenance and right of way clearing costs.

     The net operating margin from terminal and storage operations for the three months ended March 31, 1999 was $7,042,000 compared to $3,435,000 for the three months ended April 30, 1998, an increase of 105%, or $3,607,000. The margin per gallon for the three months ended March 31, 1999 of $.0048 decreased 32%, or $.0023. The increase in net operating margin resulted from a significant increase in refined petroleum products volumes and revenues due to the addition of the LDEC and Renssalaer terminals acquired in October and December 1998, respectively, notwithstanding a decrease in the small volumes of chemicals and other bulk liquids handled at a terminal which had been temporarily taken out of service. These revenue increases were partially offset by a 149% increase in terminal operating costs primarily attributable to the LDEC terminals, Southwest Terminal, Renssalaer Terminal and expanded East Chicago and Mt. Vernon terminal operations.

     The net operating margin from products supply, distribution and marketing operations for the three months ended March 31, 1999 was $16,334,000 compared to $2,025,000 for the three months ended April 30, 1998, an increase of 707%, or $14,309,000. Revenues were $742,265,000 for the three months ended March 31, 1999 compared to $467,312,000 for the three months ended April 30, 1998, an increase of 59%, or $274,953,000. These increases were due to the inclusion of LDEC operations for the entire quarter.

     TPSI - Midwest, at December 31, 1998, recorded an $8.6 million non-cash lower of cost or market inventory write down adjustment to reduce the LIFO carrying cost of its inventory. Subsequent to December 31, 1998 the product prices increased and accordingly under the LIFO method of accounting for inventory, the $8.6 million was recorded as a reduction of product costs in the quarter ended March 31, 1999. The market value of TPSI - Midwest's inventory at March 31, 1999 approximated its LIFO carrying cost.

     At December 31, 1998, TransMontaigne deferred the recognition of a $12.2 million lower of cost or market adjustment to inventory, since it believed that price declines at that date were temporary. Based on management's evaluation of current and future market conditions, TPSI - Midwest subsequently entered into certain forward sales transactions at prices which were in excess of December 31, 1998 market prices in order that an additional lower of cost or market adjustment would not be required in the event that product prices remained relatively unchanged or continued to decline through June 30, 1999. Product prices, however, sharply increased during the latter part of the quarter ending March 31, 1999, resulting in an increase in the market value of TPSI - Midwest inventory of approximately $21 million. As a result, the previously recognized inventory valuation allowance of $8.6 million increased earnings. Furthermore, TransMontaigne recognized a loss of approximately $11 million in connection with the forward sales transactions.

     Overall, the increased products supply, distribution and marketing volume contributed directly to the increases in terminal and storage volumes. By providing seamless integrated logistical services to customers through the effective utilization of its proprietary pipeline, terminal and storage facilities, and the facilities owned and operated by third parties, as well as its significantly expanded product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services operating business segment was $24,846,000 for the three months ended March 31, 1999 compared to $ 7,774,000 for the three months ended April 30, 1998, an increase of 220%, or $17,072,000.

     The net operating margin from natural gas services operations for the three months ended March 31, 1999 was $2,744,000 compared to $2,743,000 for the three months ended April 30, 1998. Revenues for the three months ended March 31, 1999 were $11,938,000 compared to $13,171,000 for the three months ended April 30, 1998 a decrease of 9%, or $1,233,000. Net operating margin and revenues during the three months ended March 31, 1999 continued to be negatively impacted by low NGL prices, primarily propane, notwithstanding an approximate 6% increase in NGL production.

     General and administrative expenses for the three months ended March 31, 1999 were $7,954,000 compared to $4,139,000 for the three months ended April 30, 1998, an increase of 92%, or $3,815,000. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals and increased communication expenses. These increases were directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operations of LDEC, including the relocation of certain personnel and operational functions to the Atlanta, Georgia office. In addition, the increase includes amortization of unearned compensation of $483,000.

     Other income for the three months ended March 31, 1999 included dividends from West Shore of $560,000. Interest income for the three months ended March 31, 1999 was $144,000 compared to $430,000 for the three months ended April 30, 1998, a decrease of 67%, or $286,000. The decrease in interest income was due primarily to the decrease in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne credit facility borrowings and senior promissory notes which were used primarily to finance the acquisitions of LDEC, West Shore, the Southwest Terminal, the Renssalaer Terminal, the ITAPCO Terminal Corporations and the Grasslands Facilities, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on the TransMontaigne senior subordinated debentures. Amortization of deferred debt issuance costs includes the amortization of costs paid in connection with the bank credit facility and Master Shelf Agreement. Other financing costs includes commitment fees paid in connection with the credit facility. Interest expense, amortization of deferred debt issuance costs, and other financing costs during the three months ended March 31, 1999 was $11,253,000 compared to $2,522,000 during the three months ended April 30, 1998, an increase of 346%, or $8,731,000. The increase in interest expense of $7,105,000 was due to an increase in average outstanding debt, primarily to fund acquisitions and increased working capital requirements. Amortization of deferred debt issuance costs increased $1,239,000 largely due to increased amortization of costs incurred in securing the new BankBoston, N.A. $500,000,000 credit facility and additional costs associated with amending the Master Shelf Agreement.

     Earnings before income taxes for the three months ended March 31, 1999 was $3,988,000, compared to $1,835,000 for the three months ended April 30, 1998, an increase of 117%, or $2,153,000. The increase in earnings before income taxes resulted from increased net operating margin contributions from products supply, distribution and marketing operations, primarily from the LDEC acquisition, and from terminal and storage operations primarily from the LDEC and the ITAPCO Terminal Corporations acquisitions, offset by reduced net operating margins from pipeline operations and natural gas services operations. In addition, increased general and administrative expenses; additional depreciation attributable to the LDEC acquisition and expansion of natural gas services assets; and interest expense primarily attributable to the financing of the LDEC, West Shore, Southwest Terminal and Renssalaer Terminal acquisitions reduced earnings before income taxes.

     Income tax expense was $1,515,000 for the three months ended March 31, 1999 based upon an effective combined federal and state income tax rate of 38%. Income tax expense was $1,323,000 for the three months ended April 30, 1998 based upon an effective combined federal and state income tax rate of 72% which includes an adjustment to increase the effective tax rate for the year ended April 30, 1998.

     Dividend requirement for the Series A Convertible Preferred Stock was $148,000 for the short period from the issuance dates to March 31, 1999.

     Net earnings were $2,473,000 for the three months ended March 31, 1999 compared to $513,000 for the three months ended April 30, 1998, an increase of 382%, or $1,960,000. After providing for the dividend requirement for preferred stockholders, net earnings attributable to common stockholders were $2,325,000 and $512,000 for the three months ended March 31, 1999 and April 30, 1998, respectively. Earnings per common share for the three months ended March 31, 1999 were $.08 basic and $.07 diluted based on 30,470,924 weighted average basic shares outstanding and 31,184,298 weighted average diluted shares outstanding, respectively. This compares to earnings per share of $.02 basic and $.02 diluted for the three months ended April 30, 1998.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO

NINE MONTHS ENDED APRIL 30, 1998

     In August 1998, TransMontaigne elected to change its fiscal year end to June 30. The management discussion that follows compares the nine months ended March 31, 1999 to the nine months ended April 30, 1998. TransMontaigne did not recast historical financial information to present the nine months ended March 31, 1998 because the financial reporting systems in place at that time included certain procedures which were completed only on a quarterly basis. Accordingly, it is impractical to recast this financial information.

     The net operating margin from pipeline operations for the nine months ended March 31, 1999 was $6,077,000 compared to $5,739,000 for the nine months ended April 30, 1998, an increase of 6%, or $338,000. The margin per gallon for the nine months ended March 31, 1999 of $.0084 decreased 11%, or $.0010. Pipeline volumes increased 19% and revenues increased 11% primarily due to increased shipments from Chicago to Toledo during the first quarter of the fiscal year attributable to reductions in local refinery outputs, which were partially offset by a 19% increase in operating costs primarily due to incremental power costs attributable to additional thruput volumes and increased maintenance and right of way clearing costs.

     The net operating margin from terminal and storage operations for the nine months ended March 31, 1999 was $16,758,000 compared to $7,535,000 for the nine months ended April 30, 1998, an increase of 122%, or $9,223,000. The margin per gallon for the nine months ended March 31, 1999 of $.0053 decreased 15%, or $.0009. The increase in net operating margin resulted from a significant increase in refined petroleum products volumes handled and revenues due to the addition of the LDEC and Renssalaer terminals acquired in October 1998 and December 1998, respectively, notwithstanding a decrease in the small volumes of chemicals and other bulk liquids handled at a terminal which had been temporarily taken out of service. These revenue increases were partially offset by a 149% increase in terminal operating costs primarily attributable to the LDEC terminals, Southwest Terminal, Renssalaer Terminal, the ITAPCO Terminal Corporations terminals and expanded East Chicago and Mt. Vernon terminal operations.

     The net operating margin from products supply, distribution and marketing operations for the nine months ended March 31, 1999 was $27,778,000 compared to $6,874,000 for the nine months ended April 30, 1998, an increase of 304%, or $20,904,000. Revenues were $1,896,217,000 for the nine months ended March 31, 1999 compared to $1,437,324,000 for the nine months ended April 30, 1998, an increase of 32%, or $458,893,000. These increases were due to the inclusion of the LDEC operations for the five months ended March 31, 1999.

     TPSI - Midwest, at December 31, 1998, recorded an $8.6 million non-cash lower of cost or market inventory write down adjustment to reduce the LIFO carrying cost of its inventory. Subsequent to December 31, 1998 product prices increased and accordingly under the LIFO method of accounting for inventory, the $8.6 million was recorded as a reduction of product costs in the quarter ended March 31, 1999. The market value of TPSI - Midwest's inventory at March 31, 1999 approximated its LIFO carrying cost.

     At December 31, 1998, TransMontaigne deferred the recognition of a $2.2 million lower of cost or market adjustment to inventory, since it believed that price declines at that date were temporary. Based on management's evaluation of current and future market conditions, TPSI - Midwest subsequently entered into certain forward sales transactions at prices which were in excess of December 31, 1998 market prices in order that an additional lower of cost or market adjustment would not be required in the event that product prices remained relatively unchanged or continued to decline through June 30, 1999. Product prices, however, sharply increased during the latter part of the quarter ending March 31, 1999, resulting in an increase in the market value of TPSI - Midwest inventory of approximately $21 million. As a result, the previously recognized inventory valuation allowance of $8.6 million increased earnings. Further, TransMontaigne recognized a loss of approximately $11 million in connection with the forward sales transactions.

     Overall, the increased products supply, distribution and marketing volume contributed directly to the increases in pipeline, terminal and storage volumes. By providing seamless integrated logistical services to customers through the effective utilization of its proprietary pipeline, terminal and storage facilities, and the facilities owned and operated by third parties, as well as its significantly expanded product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services operating business segment was $50,613,000 for the nine months ended March 31, 1999 compared to $20,148,000 for the nine months ended April 30, 1998, an increase of 151%, or $30,465,000.

     The net operating margin from natural gas services operations for the nine months ended March 31, 1999 was $9,637,000 compared to $10,908,000 for the nine months ended April 30, 1998, a decrease of 12%, or $1,271,000. Revenues for the nine months ended March 31, 1999 were $39,162,000 compared to $46,247,000 for the nine months ended April 30, 1998, a decrease of 15%, or $7,085,000. The net operating margin and revenues were attributable primarily to the business activities of the Grasslands Facilities. Net operating margin and revenues during the nine months ended March 31, 1999 continued to be negatively impacted by low NGL prices, primarily propane, and the adverse effect of weak crude oil prices during the last six months of 1998, notwithstanding an approximate 7% increase in NGL production.

     General and administrative expenses for the nine months ended March 31, 1999 were $20,857,000 compared to $11,016,000 for the nine months ended April 30, 1998, an increase of 89%, or $9,841,000. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals, increased communication expenses and expenses related to the relocation of TransMontaigne employees to the Atlanta, Georgia office. These increases were directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operations of LDEC and the ITAPCO Terminal Corporations. In addition, the increase includes amortization of unearned compensation of $522,000.

     Other income for the nine months ended March 31, 1999 included dividends from West Shore of $899,000. Interest income for the nine months ended March 31, 1999 was $903,000 compared to $1,495,000 for the nine months ended

April 30, 1998, a decrease of 40%, or $592,000. The decrease in interest income was due primarily to the decrease in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne credit facility borrowings and senior promissory notes which were used primarily to finance the acquisitions of LDEC, West Shore, the Southwest Terminal, the Renssalaer Terminal, the ITAPCO Terminal Corporations and the Grasslands Facilities, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on the TransMontaigne senior subordinated debentures. Amortization of deferred debt issuance costs includes the amortization of costs paid in connection with the bank credit facility and Master Shelf Agreement. Other financing costs includes commitment fees paid in connection with the credit facility. Interest expense, amortization of deferred debt issuance costs, and other financing costs during the nine months ended March 31, 1999 was $22,394,000 compared to $6,521,000 during the nine months ended April 30, 1998, an increase of 243%, or $15,873,000. The increase in interest expense of $13,020,000 was due to an increase in average outstanding debt, primarily to fund acquisitions and increased working capital requirements. Amortization of deferred debt issuance costs increased $2,101,000 largely due to amortization of costs incurred in securing the new BankBoston, N.A. credit facility and additional costs associated with amending the Master Shelf Agreement.

     Earnings before income taxes for the nine months ended March 31, 1999 was $6,782,000, compared to $8,521,000 for the nine months ended April 30, 1998, a decrease of 20%, or $1,739,000. The decrease in earnings before income taxes resulted from increased net operating margin contributions from products supply, distribution and marketing operations primarily from the LDEC acquisition; and from terminal and storage operations primarily from the LDEC acquisition and ITAPCO Terminal Corporations acquisitions; offset by increased general and administrative expenses;

additional depreciation attributable to the acquisitions of LDEC and the ITAPCO Terminal Corporations and expansion of natural gas services assets; and interest expense, primarily attributable to the financing of the LDEC, West Shore, Southwest Terminal, Renssalaer Terminal and ITAPCO Terminal Corporations acquisitions.

      Income tax expense was $2,577,000 for the nine months ended March 31, 1999 based upon an effective combined federal and state income tax rate of 38%. Income tax expense was $3,893,000 for the nine months ended April 30, 1998 based upon an effective combined federal and state income tax rate of 46% which includes an adjustment to increase the effective tax rate for the year ended April 30, 1998.

     Dividend requirement for the Series A Convertible Preferred Stock was $148,000 for the short period from the issuance dates to March 31, 1999.

     Net earnings were $4,205,000 for the nine months ended March 31, 1999, compared to $4,628,000 for the nine months ended April 30, 1998, a decrease of 9%, or $423,000. After providing for the dividend requirement for preferred stockholders, net earnings attributable to common stockholders were $4,057,000 and $4,628,000 for the nine months ended March 31, 1999 and April 30, 1998, respectively. Earnings per common share for the nine months ended March 31, 1999 were $.14 basic and $.14 diluted based on 28,469,902 weighted average basic shares outstanding and 29,197,274 weighted average diluted shares outstanding, respectively. This compares to earnings per share of $.18 basic and $.17 diluted for the nine months ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the nine months ended March 31, 1999 and the nine months ended April 30, 1998.

                                                                  Nine Months Ended              Nine Months Ended
                                                                    March 31, 1999                 April 30, 1998
                                                                  -----------------              -----------------
     Net cash (used) by operating activities                      $      (27,344,000)                     (160,000)
     Net cash (used) by investing activities                      $     (382,311,000)                  (61,234,000)
     Net cash provided by financing activities                    $      395,389,000                    49,936,000

     Net cash used by operating activities of $27,344,000 for the nine months ended March 31, 1999 was attributable primarily to increased inventories and trade accounts receivable reduced by increased trade accounts payable and other current liabilities, net earnings before income taxes and depreciation and amortization. TransMontaigne's current ratio (current assets divided by current liabilities) was 3.2 to 1.0 at March 31, 1999 compared to 3.1 to 1.0 at April 30, 1998.

     Net cash used by investing activities was $382,311,000 during the nine months ended March 31, 1999 as TransMontaigne continued its growth through construction and improvements to existing operating facilities and the acquisitions of LDEC ($293,057,000 cash), a 20.38% common stock interest in West Shore ($35,893,000 cash), Southwest Terminal ($6,500,000 cash) and Renssalaer Terminal ($5,200,000). Capital expenditures included enhancements to the East Chicago facility and to several of the acquired LDEC and ITAPCO Terminal Corporations terminals; construction costs related to the new North Peoria, Illinois terminal; improvements to the NORCO Pipeline facilities; expansion of natural gas services assets; and additions to TransMontaigne's corporate facilities, communications and data processing infrastructure. Net cash used by investing activities was $61,234,000 during the nine months ended April 30, 1998 which included approximately $32,000,000 for the ITAPCO Terminal Corporations acquisition, $3,174,000 of improvements to the Grasslands Facilities and other natural gas assets; and enhancements to the pipeline and terminal facilities.

     Net cash provided by financing activities for the nine months ended March 31, 1999 of $395,389,000 primarily represented borrowings under TransMontaigne's credit facility and proceeds from the issuance of Series A Convertible Preferred Stock which were used to fund the LDEC and West Shore common stock acquisitions, as well as to finance other acquisitions and capital expenditures. Net cash provided by financing activities for the nine months ended April 30, 1998 of $49,936,000 represented borrowings under TransMontaigne's credit facility primarily used to finance operations and capital expenditures. At March 31, 1999, TransMontaigne had $544,500,000 of borrowing capacity with availability of $70,000,000 under its credit agreements.

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

     EBITDA was $20,339,000 and $41,195,000 for the three months and nine months ended March 31, 1999, respectively.

     Working capital required to support TransMontaigne's business operations, principally to carry accounts receivable and inventory, is provided by advances from its credit facility. Interest expense related to working capital advances is not included in the determination of EBITDA. For the three months and nine months ended March 31, 1999, the interest expense attributable to working capital advances was approximately $5,963,000 and $10,109,000, respectively.

     Achieving continued EBITDA growth through strategic acquisitions, further internal expansion of existing facilities and by providing value-added, products supply, distribution and marketing logistical services is a primary objective of TransMontaigne management.

     Capital expenditures anticipated in the year ending June 30, 1999 are estimated to be $330,000,000 for pipeline, terminal, storage and natural gas gathering and processing facilities, and assets to support these facilities, including $161,000,000 in cash and common stock for LDEC; $35,893,000 cash for the 20.38% common stock interest in West Shore; $6,500,000 cash for the Southwest Terminal; and $5,200,000 for the Renssalaer, New York terminal. In addition, other major anticipated capital expenditures through June 30, 1999 include $66,200,000 for the pending Amerada Hess terminals acquisition; $8,000,000 for enhancements to the ITAPCO Terminal Corporations terminals; $7,000,000 for the North Peoria, Illinois terminal; $6,500,000 for additional tankage at the East Chicago storage complex; and $8,200,000 for natural gas gathering system expansion. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which TransMontaigne identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; fuel conservation efforts; and the availability of debt financing and equity capital on acceptable terms.

     On March 25, 1999 and March 30, 1999 TransMontaigne closed a private placement of $170,115,000 of $1,000 Series A Convertible Preferred Stock Units. Each unit consists of one share of 5% convertible preferred stock, convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividend rate increases to an annual rate of 16% for any convertible preferred stock outstanding after December 31, 2003. The convertible preferred stock is convertible any time and may be called for redemption by TransMontaigne after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. Proceeds will be used to reduce bank debt and for general corporate purposes. As of March 31, 1999, $59,500,000 from the private placement had been received and the remaining $110,615,000 was received by April 20, 1999.

     In February 1997, TransMontaigne closed a public offering of 4,357,000 shares of its common stock of which 4,035,000 shares were issued and sold by TransMontaigne and 322,000 shares were sold by certain selling stockholders. The net proceeds to TransMontaigne, based on the public offering price of $14.25 per share, were $53,506,000 after deducting underwriting discounts and commissions and offering costs, of which $45,000,000 was used to repay a portion of the long-term debt incurred under its bank credit facility and the balance was added to working capital. In March 1997 the underwriters' overallotment option to purchase an additional 557,543 shares and the Merrill Lynch Growth Fund antidilution right to purchase an additional 98,390 shares were both exercised and TransMontaigne received additional net proceeds of $8,809,000 which was added to working capital. The total net proceeds from the offering were $62,315,000.

     In October 1998, TransMontaigne closed a $500,000,000 credit facility with BankBoston, N.A. The credit facility includes a $350,000,000 revolving component due December 31, 2003 and a $150,000,000 term component due June 30, 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus a margin subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The proceeds from the credit facility were used to fund the LDEC acquisition as well as to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes. Subsequent to March 31, 1999, the $150,000,000 term component was repaid with proceeds from the private placement of Series A Convertible Preferred Stock.

     At March 31, 1999, TransMontaigne had advances of $395,500,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option. The average interest rate at March 31, 1999 was 6.8%.

     In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100,000,000 of TransMontaigne senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years.

     At March 31, 1999, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 and $25,000,000
of 7.22% Senior Notes due October 17, 2004. The Master Shelf Agreement was amended as of October 30, 1998 in connection with the closing of the $500,000,000 credit facility. Costs relating to the amendment were $1,125,000 of which $563,000 and $938,000 are included in other financing costs for the three months and nine months ended March 31, 1999, respectively.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. The agreements also include financial compliance tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of March 31, 1999, TransMontaigne was in compliance with all such tests.

     At March 31, 1999, TransMontaigne had working capital of $421,415,000; availability under its bank credit facility of $45,000,000; and additional borrowing capacity of $25,000,000 under the Master Shelf Agreement.

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

     In response, TransMontaigne has developed a "Year 2000" Plan. TransMontaigne's Board of Directors has been briefed about Year 2000 concerns generally and the possible effect on TransMontaigne. The Year 2000 Plan has been presented to the Board and periodic progress updates regarding its implementation have been provided. The purpose of the Year 2000 Plan is to define and provide a continuing process for assessment, remediation planning and plan implementation to achieve a level of readiness that will effectively deal with the Year 2000 concerns in a timely manner. While achieving Year 2000 readiness does not mean correcting every Year 2000 limitation, critical systems and electronic assets, as well as relationships with key third-party customers, suppliers and local, state and federal government agencies have been, and continue to be, evaluated and are expected to be suitable for continued use into and beyond the Year 2000.

     Implementation of TransMontaigne's Year 2000 Plan is directly supervised by a Senior Vice President, assisted by a Year 2000 Plan Director. The Plan Director coordinates the implementation of the Year 2000 Plan among TransMontaigne's individual business units. The Plan Director has established an internal group to identify and assess potential areas of risk and to make any required modifications to computer systems and equipment used in TransMontaigne's business activities involving refined product and crude oil pipeline, terminaling and storage, natural gas gathering and processing; and products supply, distribution and marketing. The Year 2000 Plan is comprised of several phases, including assessment, remediation planning and implementation. These three phases are more fully described as follows:

     A. Assessment - This phase involves the identification and inventory of TransMontaigne's business assets and processes and determination of Year 2000 compliancy status of these business assets and those third-party suppliers, customers and state and federal governmental agencies believed to be material to TransMontaigne's business, results of operations, or financial condition ("KeyParties"). The Assessment phase of the Year 2000 Plan includes assessment of Year 2000 compliancy of the following:

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

         TransMontaigne has also undertaken to monitor the compliance efforts of Key Parties with whom it does business, including those with whom TransMontaigne maintains banking and stock transfer relationships, and whose computer-based systems and/or embedded technology equipment interface with those of TransMontaigne, in order to ensure that operations will not be adversely affected by the Year 2000 compliance problems of third-parties. TransMontaigne has contacted 584 Key Parties by letter requesting detailed information to be completed and returned to the Plan

Director. Through March 31, 1999, responses had been received from 65% of those contacted. Telephonic follow-up with non-respondents commenced in early December 1998 with each Key Party being contacted in order of importance. TransMontaigne assesses the state of readiness of Key Parties responding to the request for information, which procedure will continue as additional responses are received. Each Key Party is given a risk rating based on the information and readiness plan submitted. Failure of one or more Key Parties to address a Year 2000 issue could result in business disruptions that could have a material adverse effect on the operations or financial performance of TransMontaigne. While there can be no assurance that Key Parties will successfully reprogram or replace, and test, all of their own computer hardware, software and process control systems to ensure such systems are Year 2000 compliant, TransMontaigne believes that the ongoing communication with and assessment of the compliance efforts and status of the Key Parties will minimize these risks.

         TransMontaigne believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete the Year 2000 Plan within a time frame which will enable its Information Technology and Embedded Systems to function without significant disruption in the Year 2000. The Assessment phase of its Year 2000 Plan was substantially finalized at December 31, 1998. The Remediation Planning phase was substantially completed at March 31, 1999 and it is anticipated that the Implementation phase will be substantially completed by June 30, 1999. Business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the overall program as necessary. In this regard, while the proposed acquisition of eleven refined product terminal facilities from Amerada Hess Corporation, which was announced by TransMontaigne on May 4, 1999, may initially impact the percentage completion status of the various Year 2000 Plan phases, TransMontaigne does not believe that any such delays will adversely impact its ability to timely fulfill planned readiness activities within the referenced time frames.

         At March 31, 1999, TransMontaigne had incurred third party costs of approximately $544,000 related to Year 2000 compliance matters and estimates that the total cumulative future third party, software and equipment costs related to Year 2000 Assessment, Remediation Planning and Implementation phases, based upon information developed to date, will be approximately $2,500,000, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not considered material to the operations of TransMontaigne. The cost of the remediation activities and the completion dates are based on TransMontaigne's best estimates and may be revised as additional information becomes available. This estimate does not include assessment, remediation, testing and contingency planning costs which may be associated with TransMontaigne's proposed acquisition of certain refined product terminaling facilities from Amerada Hess Corporation, which is expected to close by June 30, 1999. Such costs, if incurred, are not expected to be material. The costs incurred to date and those estimated to be incurred in the future also do not include internal costs. TransMontaigne does not presently separately record internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in carrying out the Year 2000 Plan, as well as related travel and other out-of-pocket expenses.

         Although TransMontaigne anticipates that minimal business disruption will occur as a result of Year 2000 issues, in the event TransMontaigne's Information Technology and Embedded Systems, or those owned and operated by Key Parties, should fail to function properly, possible consequences include but are not limited to, loss of communications links with pipeline control centers, terminal automation systems and field offices; loss of electric power; and inability to automatically process commercial transactions, or engage in similar normal automated or computerized business activities.

         TransMontaigne believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, such as those referenced above, which likely would be rapidly restored. Contingency plans have been and are continuing to be developed to address the results of these potentially isolated events to facilitate the resumption of normal operations following disruption. However, it is also possible that the scope of Year 2000 issues involving Key Parties may result in multiple concurrent events or disruptions, which may have a longer duration. In such event, depending upon the number and duration of such disruptions and the number or importance of the facilities impacted, such disruptions could have a material adverse impact on the business, results of operations or financial condition of TransMontaigne. Accordingly, contingency plans, as developed, will be reviewed and supplemented as necessary by September 30, 1999 to address possible worst case scenarios in order to minimize the impact of such events. The contingency planning process and the process of developing most reasonably likely worst case scenarios will be ongoing processes, requiring continuing development, modification and refinement as additional information is obtained regarding the status of TransMontaigne's Information Technology and Embedded Systems during theImplementation phase of the Year 2000 Plan, as well as the status, and the impact on TransMontaigne, of the Year 2000 readiness of Key Parties.

         Contingency plans under development include performing certain processes manually, changing suppliers and reducing or suspending certain noncritical aspects of TransMontaigne's operations. The contingency planning effort will focus on potential internal risks, as well as potential risks associated with Key Parties. TransMontaigne believes that its Assessment, Remediation Planning and Implementation phases will be effective in achieving Year 2000 readiness in a timely manner.

         Based upon assessments completed to date and compliance plans in process, including contingency planning, TransMontaigne does not anticipate that Year 2000 issues, including the cost of compliance and testing, will have a material adverse effect on the business, results of operations or financial condition of TransMontaigne. However, while TransMontaigne believes the possibility is remote, if TransMontaigne Information Technology or Embedded Systems, or those of Key Parties, fail to achieve Year 2000 readiness in a timely manner, it could have a material adverse impact on the business, results of operations or financial condition of TransMontaigne.

         The preceding "Year 2000 Matters" discussion contains various forward-looking statements that represent TransMontaigne's beliefs or expectations regarding future events. When used in the "Year 2000 Matters" discussion, the words "believes," "intends," "expects," "estimates," "plans," "goals," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, expectations as to when the Assessment, Remediation Planning and Implementation phases of the Year 2000 Plan, as well as Year 2000 contingency planning will be completed; the estimated cost of achieving Year 2000 readiness; and the belief that TransMontaigne's Information Technology and Embedded Systems will be Year 2000 ready in a timely and appropriate manner. All forward-looking statements involve a number of risks and uncertainties which could cause the actual results to differ materially from the projected results. Factors which may cause those in affected systems and equipment; the failure of others to timely achieve appropriate Year 2000readiness; and the actions or inaction of governmental agencies and others with respect to Year 2000 problems.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued June 1997 by the Financial Accounting Standards Board. SFAS 131 established new standards which change the way public companies report information about segments. This statement is based on the management approach to segment reporting and requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers and geographic areas in which the entity holds assets and reports revenues. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997. TransMontaigne does not expect the adoption of SFAS 131 to have a material effect on the disclosures in its financial statements.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 2.     CHANGES IN SECURITIES

TransMontaigne's Restated Certificate of Incorporation, filed December 4, 1995, authorizes the Board of Directors of TransMontaigne without any action by the stockholders, to provide by resolution or resolutions for the issuance of the shares of preferred stock as a class or in series, and, by filing a certificate of designations, pursuant to the Delaware General Corporation Law, setting forth a copy of such resolution, to divide the 2,000,000 shares of authorized preferred stock of TransMontaigne, par value $0.01 per share, into such class or series. The Board of Directors is further authorized to fix the dividend rights, dividend rates, voting rights, conversion rights, rights and terms of redemption, the redemption price or prices, the liquidation preferences and all other powers, preferences, rights, qualifications, limitations and restrictions of any class or unissued series of preferred stock.

At a duly convened meeting of TransMontaigne's Board of Directors held on March 17, 1999, the Board of Directors adopted resolutions which established a Series A Convertible Preferred Stock consisting of 250,000 shares of the 2,000,000 shares of authorized but unissued preferred stock, par value $0.01 per share and approved the sale of the Series A Convertible Preferred Stock in a private offering to close on or before March 31, 1999. Further, the Board of Directors adopted a form of Certificate of Designations amending TransMontaigne's Restated Certificate of Incorporation, above referenced, setting forth the voting rights, designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special and relative rights of the Series A Convertible Preferred Stock. The Certificate of Designations was filed of record with the Secretary of State of Delaware on March 26, 1999 in connection with the closings referenced below, and is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

On March 25, 1999 and March 30, 1999, TransMontaigne closed a private placement of $170,115,000 of Series A Convertible Preferred Stock Units. Each unit was offered for $1,000, and consisted of one share of Series A Convertible Preferred Stock, convertible at option of each holder into common stock at $15 per share, and 66.67 warrants, each warrant being exercisable to purchase six-tenths of a share of common stock at a price of $14 per share. A total of 170,115 shares of Series A Convertible Preferred Stock, convertible into 11,341,000 common shares, and 11,341,568 warrants to acquire 6,804,940 shares of common stock at $14 per share were issued to certain existing common stockholders, as well as to other investment companies, institutional investors and accredited investors. TransMontaigne received net proceeds of $170,115,000 in the offering. No commissions were paid. TransMontaigne used the proceeds to repay a portion of the long-term debt incurred under its bank credit facility and for general corporate purposes.

Because the issuance occurred in a privately negotiated transaction that did not involve a public offering, the shares of the Series A Convertible Preferred Stock issued and associated warrants are exempt from registration under Section 4(2) of the Securities Act of 1933.

The rights of the common stockholders have been materially limited by the issuance of Series A Convertible Preferred Stock described above. The preferential rights of the holders of the Series A Convertible Preferred Stock, fully described in the Certificate of Designations of Series A Convertible Preferred Stock referenced above, include a preference on dividends and a preference upon dissolution or liquidation of TransMontaigne. Dividends are payable on the Series A Convertible Preferred Stock before any dividends may be declared or paid on the common stock. Upon liquidation, dissolution or winding up of TransMontaigne, the holders of Series A Convertible Preferred Stock have a preference for repayment prior to any payment made upon or distributed to the holders of the common stock. In addition, the voting rights of the common stockholders have been diluted since holders of the Series A Convertible Preferred Stock will vote together with the common stockholders as a single class on all actions to be voted on by the stockholders of TransMontaigne other than the election of directors. Each holder of a share of Series A Convertible Preferred Stock is entitled to a number of votes on each such action equal to the number of shares of common stock (excluding fractional shares) into which each share of Series A Convertible Preferred Stock is convertible on the record date of such stockholder vote.

Additional information regarding the Series A Convertible Preferred Stock and its effect on the rights of the holders of TransMontaigne's common stock is included in the exhibits to the TransMontaigne Inc. Current Report on Form 8-K filed on April 1, 1999 and incorporated by reference (Securities and Exchange Commission File No. 001-11763).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      3.1      Certificate of Designations of Series A Convertible Preferred
               Stock. Incorporated by reference to TransMontaigne Inc. Current
               Report on Form 8-K (Securities and Exchange Commission File No.
               001-11763) filed on April 1, 1999.
      4.1      Warrant Agreement between TransMontaigne and BankBoston, N.A., as the Warrant Agent, dated March 25, 1999. Incorporated by
               reference to TransMontaigne Inc. Current Report on Form 8-K
               (Securities and Exchange Commission File No. 001-11763) filed on
               April 1, 1999.
      10.1     Amendment No. 2 dated as of March 25, 1999 to the Second Amended and Restated Credit Agreement between TransMontaigne Inc. and
               BankBoston, N.A., as Agent, dated as of October 30, 1998. FILED
               HEREWITH.
      10.2     Letter Amendment No. 4, dated as of March 25, 1999, to Master
               Shelf Agreement dated as of April 17, 1997, among TransMontaigne
               Oil Company, The Prudential Insurance Company of America and U.S.
               Private Placement Fund. FILED HEREWITH.
       27      Financial Data Schedule.  FILED HEREWITH.
      99.1     Press Release dated March 31, 1999. Incorporated by reference to
               TransMontaigne Inc. Current Report on Form 8-K (Securities and
               Exchange Commission File No. 001-11763) filed on April 1, 1999.
      99.2     Form of Preferred Stock and Warrant Purchase Agreement (without exhibits). Incorporated by reference to TransMontaigne Inc.
               Current Report on Form 8-K (Securities and Exchange Commission
               File No. 001-11763) filed on April 1, 1999.
      99.3     Stockholders' Agreement among TransMontaigne and certain
               institutional purchasers signatories thereto dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current
               Report on Form 8-K (Securities and Exchange Commission File No.
               001-11763) filed on April 1, 1999.

      99.4 Registration Rights Agreement between TransMontaigne and the purchasers signatories thereto dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
      99.5 Amendment and Waiver between TransMontaigne and Louis Dreyfus Corporation dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
      99.6 Second Amendment and Waiver by and among TransMontaigne and certain institutional investors signatories thereto dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.


(b) The following amendment on Form 8-K/A was filed during the quarter ended March 31, 1999:

      TransMontaigne Inc. filed a Current Report on Form 8-K/A on January 5, 1999 amending the Current Report on Form 8-K filed on November 13, 1998, solely to add the financial statements of the business acquired, Louis Dreyfus Energy Corp. - Atlanta Division, as required by Item 7(a) of Form 8-K, and the pro forma financial information, as required by Item 7(b) of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  May 17, 1999                        TRANSMONTAIGNE INC.
                                            (Registrant)



                                            /s/ CORTLANDT S. DIETLER
                                            -------------------------
                                            Cortlandt S. Dietler
                                            Chairman and Chief Executive Officer



                                            /s/ RODNEY S. PLESS
                                            -------------------
                                            Rodney S. Pless
                                            Vice President, Controller and
                                            Chief Accounting Officer