Form 10-K405
period 1999-06-30
TRANSMONTAIGNE INC
filed 1999-09-28
CIK 755199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934
      For the fiscal year ended June 30, 1999
                                    OR
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period __________ to ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x] No [_]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock on the American Stock Exchange on September 10, 1999.
                                  $188,006,000

     The number of shares of the registrant's Common Stock outstanding on
                       September 10, 1999 was 30,487,024

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

                                TABLE OF CONTENTS

          Item                                                          Page No.

Part I      1.  Business                                                    3

            2.  Properties                                                 14

            3.  Legal Proceedings                                          14

            4.  Vote of Security Holders                                   14

Part II     5.  Market for Common Stock                                    15

            6.  Selected Financial Data                                    16

                Information Regarding Forward Looking Statements           19

            7.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     20

            7A. Qualitative and Quantitative Disclosures About
                         Market Risk                                       43

            8.  Financial Statements and Supplementary Data                45

            9.  Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosures           80

Part III    10. Directors and Executive Officers                           80

            11. Executive Compensation                                     80

            12. Security Ownership of Certain Beneficial
                         Owners and Management                             80

            13. Certain Relationships and Related Transactions             80

Part IV     14. Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                               83

                                     PART I

ITEM 1.  BUSINESS

General

     TransMontaigne Inc. ("TransMontaigne") provides a broad range of integrated transportation, terminaling, storage, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. TransMontaigne operations are divided into its logistical petroleum services business segments which include pipelines; terminals, which includes terminaling and storage services; supply, distribution and marketing of refined petroleum products; and a natural gas services business segment which includes the gathering, treating, processing, fractionating and marketing natural gas liquids ("NGL") and natural gas. Segment information is presented in the notes to the financial statements. TransMontaigne does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

     The executive offices of TransMontaigne, a Delaware corporation, are located at 2750 Republic Plaza, 370 Seventeenth Street, Denver, CO 80202; telephone number (303) 626-8200 and facsimile number (303) 626-8228.

     TransMontaigne's logistical petroleum services operations are headquartered at 200 Mansell Court East, Suite 600, Roswell, GA 30076; telephone number (770) 518-3500 and facsimile number (770) 518-3567. TransMontaigne's natural gas services are headquartered at 2750 Republic Plaza, 370 Seventeenth Street, Denver, CO 80202; telephone number (303) 626-8282 and facsimile number (303) 626-8299.

Logistical Petroleum Services Segments

     Through its wholly owned subsidiary, TransMontaigne Transportation Services Inc., TransMontaigne provides refined petroleum product and crude oil transportation, terminal and storage services to over 600 customers, including most major oil companies and independent refiners in the United States. TransMontaigne owns 790 miles of petroleum products and crude oil pipeline and 70 terminal, storage and delivery facilities in 19 states with a combined tank storage capacity of 20,100,000 barrels in conjunction with major pipeline and terminal systems owned by others in order to transport products to market destinations and to conduct exchange transactions with major and independent petroleum companies. Through its wholly owned subsidiary, TransMontaigne Product Services Inc., TransMontaigne provides product services consisting of the bulk purchase and sale of refined petroleum products and the wholesale marketing of products at terminal truck loading rack locations, both of which are high volume, low margin activities.

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

     In general, a shipper owns the refined petroleum products or crude oil and transfers custody of the products to the NORCO or Razorback pipelines, or the crude oil to the CETEX pipeline, for shipment to a delivery location at which point custody again transfers. Tariffs for the transportation service are regulated and are charged by TransMontaigne to shippers based upon the origination point on the pipelines to the point of product delivery. These tariffs do not include fees for the storage of products at the NORCO and Razorback pipeline storage facilities or crude oil at the CETEX pipeline storage facilities. Fees for the terminaling and storage of products at TransMontaigne terminals are separately charged when those facilities are utilized.

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

Terminals

     TransMontaigne owned and operated terminals handling petroleum products connect with product transportation systems, storage facilities and product distribution locations. These terminals are located in Rogers, Arkansas; North Little Rock, Arkansas; Peoria, Illinois; East Chicago, Indiana; Indianapolis, Indiana; South Bend, Indiana; Mt. Vernon, Missouri; and Bryan, Ohio. The former ITAPCO Terminal Corporations facilities handle petroleum products, chemicals and other bulk liquids with transportation connections via pipelines, barges, rail cars and trucks and are located in Brownsville,

Texas; Evansville, Indiana; Cincinnati, Ohio; Greenville, Mississippi; Henderson, Kentucky; New Albany, Indiana; Louisville, Kentucky; Arkansas City, Arkansas; Cape Girardeau, Missouri; East Liverpool, Ohio; Owensboro, Kentucky; Paducah, Kentucky; and Chippewa Falls, Wisconsin. The former Statia Terminal Southwest terminal handles petroleum products, chemical and other bulk liquids and is located in Brownsville, Texas. The former Louis Dreyfus Energy Corp., ("LDEC"), terminals handle petroleum products with transportation connections primarily through the Colonial and Plantation pipeline systems. These terminals are located in Albany, Americus, Athens, Atlanta, Bainbridge, Griffin, Macon and Rome, Georgia; Belton and Spartanburg, South Carolina; Birmingham and Montgomery, Alabama; Charlotte and Greensboro, North Carolina; Collins and Meridian, Mississippi; Knoxville and Chattanooga, Tennessee; Chesapeake and Richmond, Virginia; Pensacola, Fort Lauderdale and Tampa, Florida; and Philadelphia, Pennsylvania. The former SUNOCO terminal handles petroleum products in barges, tankers and trucks and is located in Rensselaer, New York. The Hess Southeastern Pipeline Network of terminals handle petroleum products with transportation connections primarily through the Colonial and Plantation pipeline systems. These terminals are located in Collins (2), and Purvis, Mississippi; Doraville, Georgia; Belton and Spartanburg, South Carolina; Charlotte, Selma (2) and Greensboro, North Carolina; and Montvale, Virginia.

     Products terminal revenues are based on volumes handled, generally at a standard industry fee. Terminal fees are not regulated. The terminals receive petroleum products in bulk quantities from connecting pipeline systems and barge dock facilities. Products are stored in bulk at the terminals and made available to wholesale, shipment and exchange customers who transport the products by truck to commercial and retail destinations and then to the end-user. TransMontaigne markets refined petroleum products over truck loading racks at owned terminals, as well as through exchanges with numerous companies at other non-owned terminals located throughout the TransMontaigne distribution area.

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

     Major and independent petroleum companies own terminal and storage facilities which often have similar capabilities to those owned by independent operators such as TransMontaigne, but generally do not provide terminaling and storage services to third parties. In many instances, these companies are also significant customers of TransMontaigne and frequently provide strong demand for its terminals, particularly when TransMontaigne's terminals and storage facilities have more cost effective locations near key transportation connections and distribution points. These companies also utilize TransMontaigne for terminaling and storage services when their proprietary facilities are inadequate, either because of size constraints, the nature of the products, chemicals and other bulk liquids stored or the need for specialized handling requirements particularly when certain types of chemicals and other bulk liquids are involved.

     Ancillary services, including injection of shipper-furnished or TransMontaigne-furnished additives, are also available for a fee at TransMontaigne terminals.

Products Supply, Distribution and Marketing

     TransMontaigne's supply, distribution and marketing efforts are enhanced by its ownership and operation of products pipelines and terminals; a constant and reliable supply of NGL from its natural gas gathering and processing operations; and by its inventory positions in third-party common carrier pipeline systems. TransMontaigne utilizes these assets to arbitrage location product price differentials and transportation costs; to purchase substantial bulk volumes of products for resale in the spot market or over truck loading racks; to take advantage of opportunities presented by anticipated product price volatility arising from changing economic conditions, seasonal variations and market supply and demand considerations; and to generate revenues from regional and national industrial end-user and commercial wholesale storage and forward sales marketing contracts of refined petroleum products.

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

     TransMontaigne hedges significant quantities of its inventory by entering into future physical delivery obligations with third parties or purchasing a futures contract on the New York Mercantile Exchange ("NYMEX") in order to maintain a substantially balanced position between product purchases and future product sales or delivery obligations and in order to reduce risk exposure to inventory which would be subject to price volatility.

Growth

     TransMontaigne is seeking to grow its logistical petroleum services business segments. TransMontaigne expects to grow by continuing to acquire strategically located downstream facilities, as well as other value-added business opportunities which are expected to contribute additional cash flow and enhance net earnings. Growth by acquisition is expected to be complemented by construction of new projects and expansion of existing facilities in specific locations which are intended to develop and increase TransMontaigne's present operating capabilities and business presence in the markets served.

Natural Gas Services

     TransMontaigne provides natural gas services through its wholly owned subsidiary, Bear Paw Energy Inc. The natural gas services assets primarily consist of 5 gathering and processing systems in 4 states with combined throughput capacity of approximately 106 million cubic feet per day and over 2,900 miles of pipeline. The systems are named the Grasslands, Marmarth, Baker, Lignite, and South Gillette systems.

     The Grasslands system is the cornerstone of TransMontaigne's natural gas gathering and processing facilities in the Williston Basin of the Rocky Mountain region and enables TransMontaigne to provide service to oil and gas producers, as well as to end-users of NGL and natural gas. Current throughput is approximately 45 million cubic feet per day from over 1,200 active leases, which is gathered through approximately 2,600 miles of low and high pressure gathering lines. The majority of the wells connected to the Grasslands system primarily produce crude oil. They also produce small volumes of natural gas which are generally high in NGL content. The natural gas gathering lines cover the Williston Basin areas of western North Dakota and eastern Montana. Additional oil and gas wells can be connected to this entire system as successful drilling continues. The Grasslands system is one of the largest natural gas gathering and processing facilities in the Williston Basin.

     The Marmarth system is an approximately 4 million cubic feet per day capacity natural gas gathering, processing, and treating facility which gathers natural gas at low pressure in southwestern North Dakota through approximately 32 miles of gathering pipeline. NGL are currently sold locally by truck after being fractionated at the Baker facility. The Baker system located in eastern Montana is an approximately 4 million cubic feet per day capacity natural gas processing plant connected to a 35 mile gathering pipeline. The Baker system also fractionates the Marmarth system NGL and provides processing for a major oil company. The Lignite system is an approximately 8 million cubic feet per day capacity natural gas processing and treating facility located in northern North Dakota connected to approximately 165 miles of gathering pipeline. The South Gillette system is an approximately 12 million cubic feet per day capacity natural gas gathering system which gathers natural gas in the Powder River Basin located in northeastern Wyoming through approximately 79 miles of gathering pipeline. In addition to the ownership of its 5 natural gas systems, TransMontaigne manages 15 small natural gas gathering systems for a major interstate pipeline company. TransMontaigne earns a fee for the management of these systems and is compensated for any additional volumes which it connects to them.

     TransMontaigne has natural gas gathering facilities covering the eastern quarters of Montana and Wyoming and the western quarter of North Dakota, from the Canadian border to the South Dakota border, which should enhance TransMontaigne's ability to provide a complete service package to North Dakota and Montana producers, as well as to end-users of NGL and natural gas.

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

     In March 1999, TransMontaigne entered into an agreement with Pennaco Energy ("Pennaco") to provide gathering and compression services to a coal bed methane gas exploration and development project in the Powder River Basin of northeastern Wyoming. The agreement with Pennaco covers the South Gillette contract area, which includes 17,000 gross leasehold acres and 365 potential well locations, of which 105 wells have been connected to date. In September 1999, another agreement was signed with Pennaco to provide similar gathering and compression services in the North Gillette area, increasing the total gross leasehold acres to approximately 18,500 and over 400 potential well locations.

ACQUISITIONS

     On June 30, 1999, TransMontaigne acquired from Amerada Hess Corporation the Hess Southeastern Pipeline Network ("Hess Terminals") of refined petroleum product facilities for approximately $66,200,000 and related refined products inventory for approximately $32,500,000 cash. The Hess Terminals, which are interconnected to the Colonial and Plantation pipeline systems, includes approximately 5.3 million barrels of tankage at 11 storage and terminal facilities and 36 miles of proprietary pipelines.

   On December 3, 1998, TransMontaigne acquired from SUNOCO, Inc. a petroleum products terminal located on the Hudson River at Rensselaer, near of Albany, New York for approximately $5,200,000 cash. The Rensselaer terminal facility includes 510,000 barrels of storage capacity, 3 truck loading racks and a dock capable of handling barges and ocean going tankers.

   On October 30, 1998, TransMontaigne acquired all of the common stock of LDEC for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock valued at $60,435,000. In addition, TransMontaigne acquired LDEC's working capital for $192,492,000 cash. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. LDEC's supply, distribution and marketing business includes over 350 service supply/exchange points nationwide. LDEC is a major shipper on the Colonial pipeline which connects the Houston ship channel and associated major refining complexes to the New York Harbor which is the NYMEX petroleum products delivery point.

     On July 28, 1998, TransMontaigne acquired all of the common stock of Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.65 million barrels of tank storage,

12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

   TransMontaigne intends to continue to make strategic additions to and expansions of its existing facilities in order to achieve greater regional geographic presence, extend customer service opportunities, improve operating efficiencies, increase cash flow, generate incremental net earnings and enhance its competitive market position.

West Shore Pipe Line Company Investment

     On September 18, 1998, TransMontaigne acquired for $29,219,000 cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. Effective December 31, 1998, TransMontaigne acquired for $5,488,000 cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1,186,000 cash an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed in January 1999. West Shore ownership as of June 30, 1999 also includes Citgo, Marathon, Equilon, Texaco, BP Amoco, Midwest (Union Oil), Mobil and Exxon. West Shore owns a 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago, Illinois; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States.

Environmental and Tariff Regulations

     The operations of TransMontaigne are subject to federal, state and local laws and regulations relating to protection of the environment. Future regulation may impose additional requirements. Although TransMontaigne believes that its operations are in material compliance with applicable environmental laws and regulations, and TransMontaigne has not accrued any material amounts for environmental compliance as of June 30, 1999, risks of substantial costs and liabilities are inherent in pipeline, terminal and processing operations, and there can be no assurance that significant costs and liabilities will not be incurred in the future.

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

     The intrastate crude oil pipeline operations of TransMontaigne are subject to regulation by the Texas Railroad Commission. Like interstate regulation, the Texas regulation requires that intrastate tariffs be filed with the Texas Railroad Commission and allows shippers to challenge such tariffs.

Employees

     The Company had 625 employees at September 10, 1999. No employees are subject to representation by unions for collective bargaining purposes.

ITEM 2.  PROPERTIES

   For information regarding TransMontaigne properties, see "General", "Logistical Petroleum Services Segments" and "Natural Gas Services Segment" sections under Item 1.

ITEM 3.  LEGAL PROCEEDINGS

   Not Applicable

ITEM 4.  VOTE OF SECURITY HOLDERS

   Not Applicable

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK

     The Common Stock is traded on the American Stock Exchange under the symbol "TMG." The following table sets forth, for the periods indicated, the range of high and low per share sale prices for Common Stock as reported on the American Stock Exchange.

                                                   Low     High
                                                  ------  ------

     May 1, 1997 through July 31, 1997            $14.88  $20.38
     August 1, 1997 through October 31, 1997      $15.38  $20.00
     November 1, 1997 through January 31, 1998    $13.00  $17.63
     February 1, 1998 through April 30, 1998      $13.00  $14.63

     May 1, 1998 through June 30, 1998 (1)        $14.50  $17.06

     July 1, 1998 through September 30, 1998      $ 9.88  $15.63
     October 1, 1998 through December 31, 1998    $11.00  $16.00
     January 1, 1999 through March 31, 1999       $10.38  $15.25
     April 1, 1999 through June 30, 1999          $11.13  $14.75


_________

     (1) In August, 1998, TransMontaigne adopted a fiscal year end of June 30.

     On September 10, 1999, the last reported sale price for the Common Stock on the American Stock Exchange was $11.4375. As of September 10, 1999, there were approximately 406 stockholders of record of the Common Stock.

     No dividends were declared or paid on the Common Stock during the periods reported in the table above. TransMontaigne intends to retain future cash flow for use in its business and has no current intention of paying dividends to its common stockholders in the foreseeable future. Any payment of future dividends to its common stockholders and the amounts thereof will depend upon TransMontaigne's earnings, financial condition, capital requirements and other factors deemed relevant by TransMontaigne's Board of Directors. TransMontaigne's Credit Facility and Master Shelf

Agreement, as well as instruments governing certain of its other indebtedness, contain certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data for the fiscal years ended June 30, 1999, April 30, 1998, 1997, 1996 and 1995, is derived from applicable audited consolidated financial statements. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

TRANSMONTAIGNE INC.
Selected Financial Data
(thousands of dollars, except for per share amounts)

                            Fiscal year ended     Two months ended                     Fiscal years ended
                                 June 30,             June 30,                             April 30,
                            -----------------     ----------------      ------------------------------------------------
                                   1999                 1998              1998          1997          1996        1995
                            -----------------     ----------------      ---------     --------      --------    --------
STATEMENT OF
OPERATIONS DATA:
Revenues                    $       3,047,061          315,533          1,967,506     1,166,665     533,107     324,591
Operating Income (Loss)                30,179           (2,586)            19,234         9,901       6,549         406
Net Earnings (Loss)                     1,939           (2,663)             7,638         9,171       4,618      (3,218)
Preferred stock dividends              (2,274)               -                  -             -           -           -
Net Earnings (Loss)
     attributable to
     common stockholders                 (335)          (2,663)             7,638         9,171       4,618      (3,218)
Earnings (Loss)
     Per Common Share
          Basic                         (0.01)           (0.10)              0.30          0.42        0.31       (1.32)
          Diluted                       (0.01)           (0.10)              0.29          0.41        0.30       (1.32)
Weighted average common
     shares outstanding:
          Basic                        28,972           25,949             25,887        21,743      14,972       2,860
          Diluted                      28,972           25,949             26,680        22,544      15,154       2,860

STATEMENT OF CASH
FLOWS DATA:
Net Cash Provided
     By (Used In):
Operating Activities        $         (68,861)           3,672             (4,570)       (9,586)     (3,864)       (237)
Investing Activities                 (467,040)          (6,277)           (66,131)      (89,920)     (4,181)       (234)
Financing Activities                  522,613               12             64,124        97,487      44,647          62

OTHER FINANCIAL
DATA:
EBITDA (1)                  $          50,622            (523)             29,511        15,355       8,844       1,561
Capital Expenditures                  137,556           6,455              66,634        92,294       4,124         748

                                        June 30,                                           April 30,
                          ------------------------------------          ------------------------------------------------
                                 1999                 1998                 1998         1997          1996        1995
                          -----------------        -----------          ---------     --------      --------    --------
BALANCE SHEET
DATA:
Working Capital             $         347,605          86,467              94,393        78,423      55,652      37,989
Total Assets                        1,095,508         318,215             323,305       261,724     120,963     104,220
Long-Term Debt,
     excluding current
     maturities                       495,672         128,971             128,970        64,774      28,949      36,946
Stockholders' Equity                  376,051         145,266             147,804       138,972      57,819      28,471

(1) EBITDA is earnings (loss) before income tax plus interest expense, amortization of deferred debt issuance costs, other financing costs and depreciation and amortization. TransMontaigne believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of TransMontaigne to incur and service debt and to fund capital expenditures. In evaluating EBITDA, TransMontaigne believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of TransMontaigne's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. TransMontaigne's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although TransMontaigne believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors which could cause actual results to differ materially from those in the forward looking statements include:

     .  that TransMontaigne will expand its business
     . that TransMontaigne will generate net operating margins from high sales volumes
     . that TransMontaigne will generate net operating margins affected by price volatility of products purchased and sold
     . that TransMontaigne will enter into transactions with counterparties having the ability to meet their financial commitments to TransMontaigne
     .  that TransMontaigne will effectively hedge inventory positions
     . that TransMontaigne will incur unanticipated costs in complying with current and future environmental regulations
     . that TransMontaigne will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services
     . that TransMontaigne will acquire strategically located operating facilities from third parties
     . that TransMontaigne will replace the supply of dedicated natural gas reserves gathered and processed by its facilities
     . that TransMontaigne will generate working capital internally, or have the ability to access debt and equity resources, to meet its capital requirements
     . that TransMontaigne will achieve Year 2000 compliance without incurring material costs adversely impacting its operating results.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     TransMontaigne provides a broad range of integrated transportation, terminaling, storage, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. TransMontaigne operations are divided into its logistical petroleum services business segments which include pipelines; terminals, which includes terminaling and storage services; supply, distribution and marketing of refined petroleum products; and a natural gas services business segment which includes the gathering, treating, processing, fractionating and marketing natural gas liquids ("NGL") and natural gas. Segment information is presented in the notes to the financial statements. TransMontaigne does not explore for, or produce, crude oil or natural gas; does not own crude oil or natural gas reserves; and does not own chemicals or other bulk liquids inventory.

     TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne's refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of 3 pipeline systems with approximately 790 miles of petroleum products and crude oil pipeline and 70 terminal, storage and delivery facilities located in 19 states with a combined tank storage capacity of 20,300,000 barrels. TransMontaigne's natural gas gathering and processing assets consist of 5 gathering and processing systems in 4 states with combined throughput capacity of 106 million cubic feet per day and over 2,900 miles of pipelines. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations. Management believes that the use of all these facilities should allow TransMontaigne to significantly expand its geographic service area and the integrated logistical services it provides.

     TransMontaigne has increased net operating margins to $64,944,000 and $35,889,000 for the years ended June 30, 1999 and April 30, 1998, respectively, by improving the performance of its facilities through selective capital improvements, restructured operating and administrative functions, expanded marketing of services and by implementing an operating plan together with financial management systems which provide the foundation for its current operations and future growth. In addition, new information systems, policies, procedures and operating controls have been established and implemented; and experienced managerial personnel have been added to improve operational efficiencies in all service areas as well as to expand the products supply, distribution and marketing area.

ACQUISITIONS

     On June 30, 1999, TransMontaigne acquired from Amerada Hess Corporation the Hess Terminals for approximately $66,200,000 cash and related refined products inventory for approximately $32,500,000 cash. The Hess Terminals, which are interconnected to the Colonial and Plantation pipeline systems, include approximately 5.3 million barrels of tankage at 11 storage and terminal facilities and 36 miles of proprietary pipelines.

   On December 3, 1998, TransMontaigne acquired from SUNOCO, Inc. a petroleum products terminal located on the Hudson River at Rensselaer, near Albany, New York for approximately $5,200,000 cash. The Rensselaer terminal facility includes 510,000 barrels of storage capacity, 3 truck loading racks and a dock capable of handling both barges and ocean going tankers.

   On October 30, 1998, TransMontaigne acquired all of the common stock of LDEC for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock valued at $60,435,000. In addition, TransMontaigne acquired LDEC's working capital for $192,492,000 cash. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems.

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

     On July 28, 1998, TransMontaigne acquired the Southwest Terminal for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.65 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

     In November 1997, TransMontaigne acquired the common stock of the 17 ITAPCO Terminal Corporations and certain related property and property interests for approximately $32,000,000 cash. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; and certain other assets.

RESULTS OF OPERATIONS

                                                          YEAR ENDED                  YEARS ENDED
                                                           JUNE 30,                    APRIL 30,
                                                    ---------------------    ----------------------------

                                                             1999                  1998          1997
                                                             ----                  ----          ----
PIPELINE OPERATIONS
     Volume (1)                                                    24,403            19,578        19,580
     Revenues (2)                                   $              15,328            13,252        12,196
     Net Operating Margin (2)                       $               7,224             7,206         6,671
     Margin per Gallon                              $              0.0070            0.0088        0.0081

TERMINAL OPERATIONS
     Volume (1)                                                 4,829,000         1,509,000       774,000
           Refined petroleum products                           4,812,000         1,492,000       774,000
           Chemicals and other bulk liquids                        17,000            17,000             -
     Revenues (2)                                   $              41,046            13,882         5,387
           Refined petroleum products               $              33,122            11,297         5,387
           Chemicals and other bulk liquids         $               7,924             2,585             -
     Net Operating Margin (2)                       $              22,387             8,118         3,295
     Margin per Gallon                              $              0.0046            0.0054        0.0043

PRODUCTS SUPPLY, DISTRIBUTION AND
MARKETING OPERATIONS
     Volume (1)                                                 6,133,000         3,550,000     1,774,000
     Revenues (2)                                   $           2,937,128         1,879,907     1,125,941
     Net Operating Margin (2)                       $              24,108             7,849         2,379

NATURAL GAS SERVICES OPERATIONS
     Inlet Volume (3)                                              20,791            20,477         5,332
     NGL Production (3)                                           105,775            98,359        27,219
     Residue Production (3)                                        16,644            16,918         4,533
     Revenues (2)                                   $              53,559            60,465        23,141
     Net Operating Margin (2)                       $              11,225            12,716         6,265

TOTAL OPERATIONS
     Revenues (2)                                   $           3,047,061         1,967,506     1,166,665
     Net Operating Margin (2)                       $              64,944            35,889        18,610
     Net Earnings (2)                               $               1,939             7,638         9,171



(1) Pipeline volumes are expressed in thousands of barrels (42 gallons per barrel). Terminal and products supply, distribution and marketing volumes are expressed in thousands of gallons.

(2) Revenues, net operating margins, and net earnings are expressed in thousands of dollars. Net operating margin represents (a) revenues less operating expenses for pipeline and terminal operations; (b) revenues less cost of refined petroleum products purchased and operating expenses for products supply distribution, and marketing operations, and (c) revenues less cost of natural gas gathered, processed and sold and operating expenses for natural gas services operations.

(3) Natural gas inlet volumes are expressed in million cubic feet; NGL production is expressed in thousands of gallons; and residue natural gas production is expressed in million British Thermal Units.

     Prior to the acquisition of the ITAPCO Terminal Corporations facilities in November 1997 and the Grasslands Facilities in December 1996, TransMontaigne's revenues were derived from the logistical petroleum services business segments consisting primarily of transporting refined petroleum products (and to a lesser extent crude oil) in pipelines; the storage and terminaling of refined petroleum products; and the supply, distribution and marketing of refined petroleum products. The storage and terminaling of chemicals and other bulk liquids became a component of the terminal operating business segment following the ITAPCO Terminal Corporations acquisition. Natural gas services became a separate operating business segment with the acquisition of the Grasslands Facilities.

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

     Operating expenses of pipeline and terminal operations include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

     Products supply, distribution and marketing logistical services revenues and fees are generated from bulk sales and exchanges of refined petroleum products to major and large independent energy companies; wholesale distribution and sales of refined petroleum products to jobbers and retailers; regional and national industrial end-user and commercial wholesale storage and forward sales marketing contracts of refined petroleum products; and tailored short and long-term fuel margin and risk management logistical services arrangements to wholesale, retail and industrial end-users. Refined petroleum products storage and forward sales transactions enable TransMontaigne to purchase refined petroleum products inventory; utilize proprietary and leased tankage as well as line space controlled by TransMontaigne in major common carrier pipelines; arbitrage location product prices differentials and transportation costs; store the inventory; and, depending upon market conditions, lock-in margins through sales in the futures cash market or NYMEX contracts. All energy related contracts are marked to market with changes being recognized in operations. Margin and risk management logistical services provide both TransMontaigne's large and small volume customers an assured, ratable and cost effective short or long-term delivered source of refined petroleum product supply through proprietary pipelines and terminals as well as non-proprietary pipeline, terminal, truck, rail and barge distribution channels. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels or more are common. Wholesale distribution of refined petroleum products is conducted from 70 proprietary and 150 non-proprietary truck loading terminal, storage and delivery locations.

   Operating expenses of products supply, distribution and marketing operations are primarily the cost of products purchased and also include transportation, storage, terminaling, wages and employee benefits, property taxes, travel and entertainment, and sales commission expenses.

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

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998

     In August 1998, TransMontaigne elected to change its fiscal year end to June 30. The management discussion that follows compares the year ended June 30, 1999 to the year ended April 30, 1998. TransMontaigne did not recast historical financial information to present the year ended June 30, 1998 because the financial reporting systems in place at that time included certain procedures which were completed only on an annual basis. Accordingly, it is impractical to recast this financial information.

     The net operating margin from pipeline operations for the current year was $7,224,000 compared to $7,206,000 for the year ended April 30, 1998, an increase of $18,000. The margin per gallon for the year ended June 30, 1999 of $.0070 decreased 20%, or $.0018. Pipeline volumes increased 25% and revenues increased 16% primarily due to increased joint tariff participation and short haul movements in the East Chicago area which were offset by a 34% increase in operating costs primarily due to increased payroll, major maintenance projects and right of way clearing costs.

     The net operating margin from terminal operations for the current year was $22,387,000 compared to $8,118,000 for the year ended April 30, 1998, an increase of 176%, or $14,269,000. The margin per gallon for the year ended June 30, 1999 of $.0046 decreased 15%, or $.0008. The increase in net operating margin resulted from a significant increase in refined petroleum products volumes handled and revenues attributable to the addition of the ITAPCO Terminal Corporations, Southwest, LDEC and Rensselaer terminals acquired in November 1997, July 1998, October 1998 and December 1998, respectively. These revenue increases were partially offset by a 224% increase in terminal operating costs primarily attributable to the LDEC terminals, Southwest Terminal, Rensselaer Terminal, the ITAPCO Terminal Corporations terminals and expanded East Chicago and Mt. Vernon terminal operations.

   The net operating margin from products supply, distribution and marketing operations for the year ended June 30, 1999 was $24,108,000 compared to $7,849,000 for the year ended April 30, 1998, an increase of 207%, or $16,259,000. Revenues were $2,937,128,000 for the year ended June 30, 1999 compared to $1,879,907,000 for the year ended April 30, 1998, an increase of 56%, or $1,057,221,000. These increases were primarily due to the inclusion of LDEC operations for the eight months ended June 30, 1999.

   Overall, the increased products supply, distribution and marketing volume contributed directly to the increases in pipeline and terminal volumes. By providing seamless integrated logistical services to customers through the effective utilization of its proprietary pipeline and terminal facilities, and the facilities owned and operated by third parties, as well as its significantly expanded product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services operating business segments was $53,719,000 for the year ended June 30, 1999 compared to $23,173,000 for the year ended April 30, 1998, an increase of 132%, or $30,546,000.

     The net operating margin from natural gas services operations for the year ended June 30, 1999 was $11,225,000 compared to $12,716,000 for the year ended April 30, 1998, a decrease of 12%, or $1,491,000. Revenues for the year ended June 30, 1999 were $53,559,000 compared to $60,465,000 for the year ended April 30, 1998, a decrease of 11%, or $6,906,000. The net operating margin and revenues were attributable primarily to the business activities of the Grasslands Facilities. Net operating margin and revenues during the year ended June 30, 1999 were negatively impacted by low NGL prices during the last six months of 1998 and first five months of 1999, notwithstanding an approximate 8% increase in NGL production.

     General and administrative expenses for the year ended June 30, 1999 were $17,991,000 compared to $8,438,000 for the year ended April 30, 1998, an increase of 113%, or $9,553,000. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals, increased communication expenses and expenses related to the relocation of certain TransMontaigne employees to the Atlanta, Georgia office. These increases were directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operations of LDEC and the ITAPCO Terminal Corporations. In addition, the increase includes amortization of unearned compensation of $780,000.

     Other income for the year ended June 30, 1999 included dividend income from West Shore of $1,374,000 and Lion Oil Company ("Lion") of $374,000. Interest income for the year ended June 30, 1999 was $1,921,000 compared to $2,059,000 for the year ended April 30, 1998, a decrease of 7%, or $138,000. The decrease in interest income was due primarily to the decrease in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne credit facility borrowings and senior promissory notes which were used primarily to finance the acquisitions of LDEC, West Shore, the Southwest Terminal, the Rensselaer Terminal, the ITAPCO Terminal Corporations and the Grasslands Facilities, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on the TransMontaigne senior subordinated debentures. Amortization of deferred debt issuance costs includes the amortization of costs paid in connection with the bank credit facility and Master Shelf Agreement. Other financing costs includes commitment fees paid in connection with the credit facility. Interest expense, amortization of deferred debt issuance costs, and other financing costs during the year ended June 30, 1999 were $30,454,000 compared to $8,164,000 during the year ended April 30, 1998, an increase of 273%, or $22,290,000. The increase in interest expense of $17,904,000 was due to an increase in average outstanding debt, primarily to fund acquisitions and increased working capital requirements. Amortization of deferred debt issuance costs increased $3,239,000 largely due to amortization of costs incurred in securing a restructured BankBoston, N.A. credit facility and additional costs associated with amending the Master Shelf Agreement.

   Earnings before income taxes for the year ended June 30, 1999 were $3,394,000, compared to $13,130,000 for the year ended April 30, 1998, a decrease of 74%, or $9,736,000. The decrease in earnings before income taxes resulted from increased general and administrative expenses; additional depreciation attributable to the acquisitions of LDEC and the ITAPCO Terminal Corporations and expansion of natural gas services facilities; and interest expense, primarily attributable to the financing of the LDEC, West Shore, Southwest Terminal, Rensselaer Terminal and ITAPCO Terminal Corporations acquisitions and increased working capital requirements; offset by increased net operating margin contributions from products supply, distribution and marketing operations primarily from the LDEC acquisition; and from terminal operations primarily from the LDEC and ITAPCO Terminal Corporations acquisitions.

     Income tax expense was $1,455,000 for the year ended June 30, 1999 which represents an effective combined federal and state income tax rate of 42.9%. Income tax expense was $5,492,500 for the year ended April 30, 1998 which represents an effective combined federal and state income tax rate of 41.8%.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $2,274,000 for the short period from the issuance dates of March 25, 1999 and March 30, 1999 to June 30, 1999. The preferred stock dividends were paid June 30, 1999.

     Net earnings were $1,939,000 for the year ended June 30, 1999, compared to $7,638,000 for the year ended April 30, 1998, a decrease of 75%, or $5,699,000. After preferred stock dividends, net earnings (loss) attributable to common stockholders were $(335,000) and $7,638,000 for the years ended June 30, 1999 and April 30, 1998, respectively. Loss per common share for the year ended June 30, 1999 was $(.01) basic and $(.01) diluted based on 28,971,516 weighted average basic and diluted shares outstanding compared to earnings per share of $.30 basic and $.29 diluted for the year ended April 30, 1998.

TWO MONTHS ENDED JUNE 30, 1998

     In August 1998, TransMontaigne elected to change its fiscal year end to June 30. The following addresses results of operations for the two months ended June 30, 1998.

     The net operating margin (loss) from pipeline; terminal and storage; products supply and distribution; and natural gas services operations was $1,652,000, $2,052,000, ($4,460,000) and $1,881,000, respectively, for the two months ended June 30, 1998. The aggregate net operating margin was $1,125,000. Included in TransMontaigne's net operating margin was a non-cash lower of cost or market write down adjustment to inventory of $1,880,000.

     General and administrative expenses for the two months ended June 30, 1998 were $1,938,000 and included additional personnel related costs and increased office lease, regulatory reporting, travel, information systems and communication expenses attributable to TransMontaigne's overall expansion of its expanded integrated logistical petroleum services.

     Loss before income taxes for the two months ended June 30, 1998 was $4,066,000. The loss was primarily a result of depressed product prices which caused negative product sales operating margins; increased general and administrative expenses; additional depreciation attributable to the expansion of natural gas services facilities and the acquisition of the ITAPCO Terminal Corporations; and interest expense, primarily attributable to the financing of the ITAPCO Terminal Corporations acquisition. Partially offsetting these factors were the operating margin contribution from the ITAPCO Terminal Corporations acquisition; the net operating margin contribution from the natural gas services business segment attributable essentially to the Grasslands facilities; and the increased net operating margin contribution from the pipeline operations business segment.

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997

     The net operating margin from pipeline operations of $7,206,000 increased 8%, or $535,000, in fiscal year 1998 on essentially flat volumes. This increase resulted primarily from a 9% increase in revenues of $1,056,000, primarily due to a net increase in the volumes of higher tariff long haul pipeline shipments, together with increases in joint tariff participation and terminal facility rental income. This increase was partially offset by an 9% increase in operating costs of $521,000 which was due to incremental power costs from additional long haul shipment volumes as well as increased field personnel costs, maintenance and vehicle expenses.

     The net operating margin from terminal operations of $8,118,000 increased 146%, or $4,823,000, in fiscal year 1998 on revenues of $13,882,000, an increase of 158%, or $8,495,000. This increase resulted from an overall 93% increase in refined petroleum products volumes handled of 718,000,000 gallons and 17,000,000 gallons of chemical and other bulk liquids handled by the ITAPCO Terminal Corporations facilities acquired in November 1997; additional volumes of 303,093,000 gallons at the East Chicago terminal facility acquired in December 1996; and new jet fuel contract volumes of 6,395,000 gallons at the Indianapolis, Indiana terminal. These increases were offset in part by a 176% increase in terminal operating costs largely attributable to the ITAPCO Terminal Corporations facilities operations; expanded East Chicago terminal operations; a new terminal lease; additional freight charges on products; and increased field personnel costs and maintenance expenses.

     The net operating margin from product sales in fiscal year 1998 was $7,849,000, an increase of $5,470,000 or 230%. Revenues increased $753,966,000, or 67%, on additional volume of 1,776,534,000 gallons of products sold, an increase of 100%. The significant increase in volumes and revenues was attributable to TransMontaigne's continuing and expanding supply, distribution and marketing program. The higher net operating margin was positively impacted by strategic bulk sales transactions during the last six months of the year. Volatile refined petroleum product market conditions influenced by the international political climate and atypical and erratic weather patterns, however, drove product prices to unanticipated lows which adversely affected fourth quarter products supply and distribution performance and resulted in a lower of cost or market write down adjustment to inventory of $1,688,000 as of April 30, 1998. The inventory write down adjustment was charged to product costs resulting in a decrease of $.0005 in net operating margin per gallon sold during the year. Overall, however, the increased product sales volume contributed to the substantial increase in terminal throughput volumes, which resulted in increasing the related terminal revenues for the year. By providing an integrated logistical service to customers through the effective utilization of its transportation and terminal facilities as well as its product supply, distribution and marketing capabilities, TransMontaigne's aggregate net operating margin from the logistical petroleum services business segments was $23,173,000 in fiscal year 1998, an increase of $10,828,000, or 88%, over fiscal year 1997.

     The net operating margin from natural gas services operations of $12,716,000 in fiscal year 1998 includes a full year of the business activities of the Grasslands Facilities whereas fiscal year 1997 included only a four and one-half month period. Net operating margin contributions from the Marmarth, Baker, Lignite and Wiggins natural gas gathering and processing facilities, as well as management fees from 15 small natural gas gathering systems, are also included for a full year. Net operating margin during the latter part of the current year was impacted by a steep decline in NGL prices, primarily propane, notwithstanding an increase in natural gas inlet volumes per day.

     General and administrative expenses increased $3,185,000, a 61% increase in fiscal year 1998, primarily due to additional personnel costs. In addition, office lease expense increased, as well as employee relocation, regulatory reporting, travel, insurance, information systems and communication expenses. These expense increases were directly attributable to the ITAPCO Terminal Corporations operations and a full year of natural gas gathering and processing operations included in fiscal year 1998, as well as expenses related to TransMontaigne's expanded integrated logistical petroleum services.

     Other income in fiscal year 1998 includes interest income of $2,059,000. In fiscal year 1997 other income included TransMontaigne's share of Lion earnings, net of related minority interests, of approximately $70,000 and interest income of $1,777,000. The $282,000 increase in interest income in fiscal year 1998 was due primarily to an increase in interest bearing cash balances held for future investments.

     Interest expense represents interest on the TransMontaigne bank credit facility and senior promissory notes which were used primarily to finance the acquisitions of the ITAPCO Terminal Corporations in November, 1997 and Grasslands Facilities in December, 1996, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on TransMontaigne senior subordinated debentures. Amortization of deferred debt issuance costs includes the amortization of costs paid in connection with the bank credit facility and Master Shelf Agreement. Other financing costs includes commitment fees paid in connection with the credit facility. Interest expense, amortization of deferred debt issuance costs, and other financing costs during fiscal year 1998 increased $3,748,000, or 85%, of which $3,549,000 represented increased interest expense over fiscal year 1997 primarily due to an increase of approximately $51,500,000 in average outstanding debt over fiscal year 1997.

     Earnings before income taxes for fiscal year 1998 were $13,130,000, a 75% increase of $5,647,000 over the $7,483,000 for fiscal year 1997. This improvement was primarily a result of the aggregate increase in the logistical petroleum services business segment net operating margin of $10,828,000, including the additional contribution from the ITAPCO Terminal Corporations acquisition and after the inventory write down adjustment; the positive impact of the $6,451,000 increase in net operating margin contribution from the gas gathering and processing business segment attributable to the inclusion of the Grasslands Facilities operations for a full year; and additional interest income of $282,000. These increases were partially offset by the $3,185,000 increase in general and administrative expenses; increased depreciation and amortization of $4,761,000, including $3,102,000 attributable to the Grasslands Facilities and $653,000 attributable to the ITAPCO Terminal Corporations; and increased interest expense of $3,549,000 primarily attributable to the financing of the Grasslands Facilities and ITAPCO Terminal Corporations acquisitions.

     Income tax expense for fiscal year 1998 of $5,492,500 represents an effective 41.8% combined federal and state income tax rate. At April 30, 1997, TransMontaigne determined that its net deferred tax assets would more likely than not be realized and recognized a one-time income tax benefit of $2,275,000 reduced by state income taxes of $586,000 for a net income tax benefit of $1,689,000.

     Net earnings of TransMontaigne for fiscal year 1998, after providing for income taxes, were $7,638,000 compared to $9,171,000 for fiscal year 1997, a decrease of 17%. Earnings per share for the year ended April 30, 1998 were $ .30 basic and $ .29 diluted based on 25,886,737 weighted average basic shares outstanding and 26,679,503 weighted average diluted shares outstanding, respectively. This compares to earnings per share of $ .42 basic and $ .41 diluted for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects TransMontaigne's comparative net cash flows for the years ended June 30, 1999, April 30, 1998 and 1997.

                                              Year Ended June 30,           Years Ended April 30,
                                             ---------------------    ------------------------------------
                                                      1999                  1998                1997
                                             ---------------------    ----------------    ----------------
Net cash (used) by operating activities    $          (68,861,000)        (4,570,000)         (9,586,000)
Net cash (used) by investing activities    $         (467,040,000)       (66,131,000)        (89,920,000)
Net cash provided by financing activities  $          522,613,000         64,124,000          97,487,000

          Net cash used by operating activities of $68,861,000 for the year ended June 30, 1999 was attributable primarily to increased inventories including $32,500,000 of inventory included in the Hess Terminals acquisition, and trade accounts receivable reduced by increased trade accounts payable and inventory due under exchange agreements, net earnings before income taxes, amortization of deferred debt issuance costs, and depreciation and amortization. TransMontaigne's current ratio (current assets divided by current liabilities) was 2.6 to 1.0 at June 30, 1999 compared to 3.1 to 1.0 at April 30, 1998.

          Net cash used by investing activities was $467,040,000 during the year ended June 30, 1999 as TransMontaigne continued its growth through construction and improvements to existing operating facilities and the acquisitions of LDEC ($293,057,000 cash), Hess facilities ($66,200,000 cash), a 20.38% common stock interest in West Shore ($35,893,000 cash), Southwest Terminal ($6,500,000 cash) and Rensselaer Terminal ($5,200,000 cash). Net cash used by investing activities was $66,131,000 during the year ended April 30, 1998 which included approximately $32,000,000 for the

ITAPCO Terminal Corporations acquisition, $3,174,000 of improvements to the Grasslands Facilities and other natural gas assets; and enhancements to the pipeline and terminal facilities.

          Net cash provided by financing activities for the year ended June 30, 1999 of $522,613,000 primarily represented borrowings of $368,700,000 under TransMontaigne's credit facility and proceeds of $170,115,000 from the issuance of the Series A Convertible Preferred Stock which were used to fund the LDEC, Hess facilities, West Shore, Southwest, Rensselaer acquisitions, as well as to finance and capital expenditures. Net cash provided by financing activities for the year ended April 30, 1998 of $64,124,000 represented borrowings under TransMontaigne's credit facility primarily used to finance operations and capital expenditures. At June 30, 1999, TransMontaigne had $704,000,000 of aggregate borrowing capacity with availability of $206,310,000 under its credit agreements.

     On March 25, 1999 and March 30, 1999 TransMontaigne closed a private placement of $170,115,000 of $1,000 Series A Convertible Preferred Stock Units. Each unit consists of one share of 5% convertible preferred stock, convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividend rate increases to an annual rate of 16% for any convertible preferred stock outstanding after December 31, 2003. The convertible preferred stock is convertible any time and may be called for redemption by TransMontaigne after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. Proceeds were used to reduce bank debt incurred in connection with the LDEC acquisition and for general corporate purposes.

     In June 1999, TransMontaigne closed a $600,000,000 credit facility led by BankBoston, N.A. The credit facility includes a $400,000,000 revolving component due December 31, 2003 and a $200,000,000 term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. The proceeds from the credit facility were used to refinance existing bank debt and provide funds for future acquisitions and other general corporate purposes.

     At June 30, 1999, TransMontaigne had advances of $418,690,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option. The average interest rate at June 30, 1999 was 8.1%.

     At June 30, 1999, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 and $25,000,000
of 7.22% Senior Notes due October 17, 2004. The Master Shelf Agreement was amended as of June 29, 1999 in connection with the closing of the $600,000,000 credit facility.

     The bank credit facility agreement and the Master Shelf Agreement contain a negative pledge covenant by TransMontaigne and its subsidiaries and are secured by the stock of the subsidiaries. The agreements also include financial compliance tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of June 30, 1999, TransMontaigne was in compliance with all such tests.

     At June 30, 1999, TransMontaigne had working capital of $347,027,000; availability under its bank credit facility of $181,310,000; and additional borrowing capacity of $25,000,000 under the Master Shelf Agreement.

     TransMontaigne believes that its current working capital position; future cash provided by operating activities; proceeds from the private placement or public offering of debt and common stock; available borrowing capacity under the bank credit facility agreement and the Master Shelf Agreement; additional borrowing allowed under those agreements; and its relationship with institutional lenders and equity investors should enable TransMontaigne to meet its current capital requirements.

     EBITDA represents earnings before income taxes plus interest expense, amortization of deferred debt issuance costs, other financing costs and depreciation and amortization. EBITDA is used by management as part of its overall assessment of TransMontaigne's performance by analyzing and comparing EBITDA between reporting periods. Management believes that, in addition to cash flow from operations as well as operating income and net earnings (determined in accordance with generally accepted accounting principles) as indicators of operating performance, EBITDA is used by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. EBITDA is also used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity.

     EBITDA for the current year was $50,622,000, a 72% increase over EBITDA of $29,511,000 for the prior year.

     Working capital required to support TransMontaigne's business operations, principally to carry accounts receivable and inventory, is provided by advances from its credit facility. Interest expense related to working capital advances is not included in the determination of EBITDA. For the years ended June 30, 1999 and April 30, 1998, interest expense attributable to working capital advances was approximately $14,688,000 and $4,047,000, respectively.

     Capital expenditures anticipated for the year ending June 30, 2000 are estimated to be $100,000,000 for pipeline, terminal and natural gas gathering and processing facilities, and assets to support these facilities and could exceed that amount if additional facilities enhancement projects and possible acquisitions being considered by TransMontaigne materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which TransMontaigne identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

     On February 17, 1999, TransMontaigne and Colonial Pipeline Company ("Colonial") signed a definitive agreement whereby TransMontaigne, in an alliance with Colonial, will construct, own and operate a marine loading and unloading facility on the Mississippi River near Baton Rouge, Louisiana which is designed to handle multiple barge deliveries of all grades of petroleum products transported within Colonial's pipeline system at rates in excess of 14,000 barrels per hour and inbound and outbound volumes exceeding 50,000 barrels per day. Colonial will construct three pipelines to connect the TransMontaigne marine facility for waterway deliveries along the Mississippi and Ohio Rivers, as well as to receive barge deliveries for long haul Colonial system shipments, and will also construct a related pump station between its Baton Rouge tank farm and the TransMontaigne marine facility. TransMontaigne's estimated cost for the marine facility is $9,300,000. The facility is anticipated to be operational in the first calendar quarter of 2000.

YEAR 2000 MATTERS

     Historically, certain computer software and computer based management information systems ("Information Technology"), as well as certain hardware containing embedded microcontrollers and microprocessors ("Embedded Technology"), were designed to utilize a two-digit rather than a four-digit date field and consequently may cause computers, computer controlled systems and equipment with embedded technology to malfunction or incorrectly process data in the Year 2000, resulting in significant system failures. TransMontaigne relies on Information Technology, as well as Embedded Technology, to operate instruments and equipment in conducting its normal business activities. Certain of the Information Technology and Embedded Technology may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

     In response, TransMontaigne has developed a "Year 2000" Plan. While achieving Year 2000 readiness does not mean correcting every Year 2000 limitation, critical systems, as well as relationships with third-party customers, vendors and local, state and federal government agencies have been, and continue to be, evaluated and are expected to be suitable for continued use into and beyond the Year 2000. The Year 2000 Plan has been presented to the Board of Directors and periodic progress updates regarding its implementation have been provided. The purpose of the Year 2000 Plan is to define and provide a continuing process for inventory, inventory assessment, remediation, testing, and contingency planning to achieve a level of readiness that will effectively deal with the Year 2000 concerns in a timely manner. These five steps are more fully addressed in the three phases outlined below:

     A. Assessment - This involves the identification and inventory of TransMontaigne's Information Technology and Embedded Technology and determination of their Year 2000 compliancy status and those third-party customers, vendors and state and federal governmental agencies believed to be material to TransMontaigne's business, results of operations, or financial condition ("Key Parties").

    B. Remediation Planning - This involves the development of remediation plans which will enable business assets and business relationships critical to TransMontaigne's business operations to be Year 2000 ready.

     C. Plan Implementation - This involves the implementation of remediation plans, including post-remediation testing and contingency planning.

     Implementation of TransMontaigne's Year 2000 Plan is directly supervised by a Senior Vice President, assisted by a Year 2000 Plan Director, who coordinates the implementation of the Year 2000 Plan among TransMontaigne's individual business units. The Plan Director has established an internal group to identify and assess potential areas of risk and to make any required modifications to computer systems and equipment used in TransMontaigne's business activities. TransMontaigne has also undertaken to monitor the compliance efforts of Key Parties, whose Information Technology and/or Embedded Technology interfaces with that of TransMontaigne, or whose services are critical to the ongoing business of TransMontaigne in order to ensure that operations will not be adversely affected by the Year 2000 compliance problems of third-parties. TransMontaigne has contacted 600 Key Parties by letter requesting detailed information to be completed and returned to the Plan Director. Through June 30, 1999, responses had been received from 74% of those contacted. Non-respondents have been contacted by phone or by letter in order of importance to follow up and obtain responses to outstanding requests for information and compliance status.

     Failure of one or more Key Parties to address a Year 2000 issue could result in business disruptions that could have a material adverse effect on the operations or financial performance of TransMontaigne. While there can be no assurance that Key Parties will successfully reprogram or replace, and test, all of their Information Technology and Embedded Technology to ensure such systems are Year 2000 compliant, TransMontaigne believes that the ongoing communication with and assessment of the compliance efforts and status of the Key Parties will minimize these risks.

     TransMontaigne believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete the Year 2000 Plan within a time frame which will enable its Information Technology and Embedded Systems to function without significant disruption in the Year 2000. Inventory and inventory assessment were substantially finalized at December 31, 1998. The remediation, testing and contingency planning will be substantially completed at September 30, 1999. Business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the overall program as necessary.

     At June 30, 1999, TransMontaigne had incurred third party costs of approximately $1,000,000 related to Year 2000 compliance matters and estimates that the total cumulative future third party software and equipment costs related to Year 2000 Assessment, Remediation Planning and Implementation phases, based upon information developed to date, will be approximately $2,000,000, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows. The cost of the remediation activities and the completion dates are based on TransMontaigne's best estimates and may be revised as additional information becomes available. The costs incurred to date and those estimated to be incurred in the future also do not include internal costs. TransMontaigne does not presently separately record internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in carrying out the Year 2000 Plan, as well as related travel and other out-of-pocket expenses.

    Although TransMontaigne anticipates that minimal business disruption will occur as a result of Year 2000 issues, in the event TransMontaigne's Information Technology and Embedded Technology, or those owned and operated by Key Parties, should fail to function properly, possible consequences include but are not limited to small, localized, loss of communications links with pipeline control centers, terminal automation systems and field offices; loss of electric power; and inability to automatically process commercial transactions, or engage in similar normal automated or computerized business activities. Contingency plans have been and are continuing to be developed to address the results of these potentially isolated events to facilitate the resumption of normal operations following disruption. However, it is also possible that the scope of Year 2000 issues involving Key Parties may result in multiple concurrent events or disruptions, which may have a longer duration. In such event, depending upon the number and duration of such disruptions and the number or importance of the facilities impacted, such disruptions could have a material adverse impact on the business, results of operations or financial condition of TransMontaigne. Accordingly, contingency plans, as developed, will be reviewed and supplemented as necessary by September 30, 1999 to address possible worst case scenarios in order to minimize the impact of such events. Contingency plans under development include performing certain processes manually, changing suppliers and reducing or suspending certain non-critical aspects of TransMontaigne's operations. The contingency planning effort focuses on potential internal risks, as well as potential risks associated with Key Parties.

     While TransMontaigne does not anticipate that Year 2000 issues, including the cost of compliance and testing, will have a material adverse effect on the business, results of operations or financial condition of TransMontaigne, if TransMontaigne Information Technology or Embedded Technology, or those of Key Parties, fail to achieve Year 2000 readiness in a timely manner, it could have a material adverse impact on the business, results of operations or financial condition of TransMontaigne.

NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. TransMontaigne is in the process of assessing the impact, if any, that SFAS 133 will have on its consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES
         ABOUT MARKET RISK

Risk Policies

     TransMontaigne is exposed to market risks associated with commodity prices and interest rates. Risk management policies have been established by a Product and Risk Management Committee ("PRMC") to monitor and control these market risks. The PRMC is comprised primarily of senior executives. The PRMC has responsibility for oversight with respect to all product risk management and establishes financial exposure limits.

Commodity Risk

     TransMontaigne's earnings, cash flow and liquidity may be significantly affected by a variety of factors beyond its control, including the supply of, and demand for, commodities such as refined products and crude oil. The demand for these refined products, as well as crude oil, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, refined products and crude oil experience price volatility, which directly impacts the TransMontaigne's revenues, product costs and operating income.

     TransMontaigne has developed risk management strategies to mitigate the risk associated with petroleum price volatility on its product inventories. TransMontaigne believes these strategies are integral to its risk policies since product inventories are required to effectively operate TransMontaigne's logistical services business and such inventories are expected to be purchased, sold and carried over extended periods of time in the ordinary course of business.

     TransMontaigne's strategies are intended to minimize the impact of refined product prices volatility on profitability and generally involve the purchase and sale of exchange-traded, energy-related futures and options. In addition, TransMontaigne to a lesser extent enters into energy swap agreements similar to those traded on the exchanges, such as crack spreads, which better match specific price movements in TransMontaigne's markets. These strategies are designed to minimize, on a short-term basis, TransMontaigne's exposure to the risk of fluctuations in refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies and are closely managed and subject to internally established risk standards.

     A sensitivity analysis prepared by TransMontaigne estimates exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. Market risk was estimated based on a 10% change in prices. As of June 30, 1999, TransMontaigne's sensitivity to market risk associated with commodity instruments was immaterial.

Interest Rate Risk

     TransMontaigne is exposed to risk resulting from changes in interest rates as a result of its variable-rate debt and fixed-rate debt. TransMontaigne manages its interest rate exposure by monitoring the effects of market changes in interest rates.

     If market interest rates had averaged 1% higher (lower) in fiscal year
1999 than in fiscal year 1998, interest expense would increase (decrease), and earnings before income taxes would decrease (increase) by approximately $2.9 million. Comparatively, if market interest rates had averaged 1% higher (lower) in fiscal year 1998 than in fiscal year 1997, interest expense would have increased (decreased), and earnings before income taxes would have decreased (increased) by approximately $0.4 million. These amounts were determined by considering the impact of the hypothetical interest rates on the variable-rate borrowings outstanding as of June 30, 1999 and April 30, 1998. In the event of a significant change in interest rates, management would likely take actions to manage exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the interest sensitivity analysis assumed no changes in TransMontaigne's financial structure.

     Subsequent to June 30, 1999, TransMontaigne entered into swap agreements with two money center banks to hedge against the exposure of an increase in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     TransMontaigne's consolidated financial statements are included herein beginning on the following pages.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
TransMontaigne Inc.:


We have audited the accompanying consolidated balance sheets of TransMontaigne Inc. and subsidiaries as of June 30, 1999 and April 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1999, the two months ended June 30, 1998, and the years ended April 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Inc. and subsidiaries as of June 30, 1999 and April 30, 1998, and the results of their operations and their cash flows for the year ended June 30, 1999, the two months ended June 30, 1998, and the years ended April 30, 1998 and 1997 in conformity with generally accepted accounting principles.



                                   KPMG LLP


Atlanta, Georgia
September 10, 1999

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 1999 and April 30, 1998
--------------------------------------------------------------------------------


Assets                                                                             June 30, 1999         April 30, 1998
------                                                                           -----------------     ------------------
Current assets:
     Cash and cash equivalents                                                    $    13,926,666           29,807,354
     Trade accounts receivable                                                        174,121,534           74,118,482
     Inventories                                                                      378,207,319           33,410,481
     Prepaid expenses                                                                   4,355,134            2,673,807
                                                                                  ---------------       --------------
                                                                                      570,610,653          140,010,124
                                                                                  ---------------       --------------

Property, plant and equipment:
     Land                                                                              42,772,857            2,801,964
     Plant and equipment                                                              431,140,700          183,669,911
     Accumulated depreciation                                                         (37,571,926)         (18,705,670)
                                                                                  ---------------       --------------
                                                                                      436,341,631          167,766,205
                                                                                  ---------------       --------------
Investments and other assets:
     Investments                                                                       46,141,488           10,180,720
     Deferred debt issuance costs, net                                                 11,529,197            1,661,878
     Unrealized gains on energy related contracts                                       8,996,485                    -
     Other assets, net                                                                 21,888,911            3,685,903
                                                                                  ---------------       --------------
                                                                                       88,556,081           15,528,501
                                                                                  ---------------       --------------


                                                                                  $ 1,095,508,365          323,304,830
                                                                                  ===============       ==============
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Trade accounts payable                                                       $   164,161,832           28,834,154
     Inventory due under exchange agreements                                           25,790,821            4,568,886
     Excise taxes payable                                                              25,681,433            7,329,667
     Other accrued liabilities                                                          5,371,289            4,884,153
     Current portion of long-term debt                                                  2,000,000                    -
                                                                                  ---------------       --------------
                                                                                      223,005,375           45,616,860
                                                                                  ---------------       --------------

Long-term debt                                                                        495,671,800          128,969,667

Deferred tax liabilities                                                                  780,000              914,000

Stockholders' equity:
     Preferred stock, par value $.01 per share, authorized
          2,000,000 shares, issued and outstanding 170,115
          shares Series A Convertible at June 30, 1999,
          liquidation preference of $170,115,000                                            1,701                    -
     Common stock, par value $.01 per share,
          authorized 80,000,000 shares at June 30, 1999 and
          authorized 40,000,000 shares at April 30, 1998,
          issued and outstanding 30,479,024 shares at June 30, 1999
          and 25,942,870 shares at April 30, 1998                                         304,791              259,429
     Capital in excess of par value                                                   367,235,421          136,717,865
     Unearned compensation                                                                      -             (680,531)
     Retained earnings                                                                  8,509,277           11,507,540
                                                                                  ---------------       --------------
                                                                                      376,051,190          147,804,303
                                                                                  ---------------       --------------

                                                                                  $ 1,095,508,365          323,304,830
                                                                                  ===============       ==============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Year Ended June 30, 1999, Two Months Ended June 30, 1998 and Years Ended April 30, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------------

                                                   June 30, 1999      June 30, 1998      April 30, 1998      April 30, 1997
                                                 ------------------  -----------------  ------------------   ---------------
Revenues:
     Product sales, pipeline tariffs, terminal
          fees and natural gas gathering and
          processing fees                      $     3,047,060,694        315,533,026       1,967,506,496     1,166,664,621

Costs and expenses:
     Product costs and operating expenses            2,982,116,425        314,407,737       1,931,617,127     1,148,054,685
     General and administrative                         17,990,979          1,938,042           8,437,928         5,253,369
     Depreciation and amortization                      16,774,552          1,773,315           8,216,992         3,455,999
                                                 ------------------  -----------------  ------------------   ---------------
                                                     3,016,881,956        318,119,094       1,948,272,047     1,156,764,053
                                                 ------------------  -----------------  ------------------   ---------------

             Operating income (loss)                    30,178,738         (2,586,068)         19,234,449         9,900,568

Other income (expenses):
     Dividend income from investments                    1,748,671                  -                   -                 -
     Interest income                                     1,920,538            289,525           2,059,494         1,777,441
     Interest expense                                  (25,495,361)        (1,616,251)         (7,591,223)       (4,042,616)
     Amortization of deferred debt issuance
          costs                                         (3,640,735)           (80,274)           (402,102)         (183,591)
     Other financing costs                              (1,318,299)           (72,740)           (170,488)         (189,942)
     Other, net                                                  -                  -                   -           220,674
                                                 ------------------  -----------------  ------------------   ---------------
                                                       (26,785,186)        (1,479,740)         (6,104,319)       (2,418,034)
                                                 ------------------  -----------------  ------------------   ---------------

             Earnings (loss) before
                  income tax                             3,393,552         (4,065,808)         13,130,130         7,482,534

Income tax (expense) benefit                            (1,454,793)         1,402,907          (5,492,500)        1,688,778
                                                 ------------------  -----------------  ------------------   ---------------

             Net earnings (loss)                         1,938,759         (2,662,901)          7,637,630         9,171,312

Preferred stock dividends                               (2,274,121)                 -                   -                 -
                                                 ------------------  -----------------  ------------------   ---------------

             Net earnings (loss) attributable
                  to common stockholders       $          (335,362)        (2,662,901)          7,637,630         9,171,312
                                                 ==================  =================  ==================   ===============
Weighted average common shares outstanding:
             Basic                                      28,971,516         25,948,709          25,886,737        21,742,625
                                                 ==================  =================  ==================   ===============
             Diluted                                    28,971,516         25,948,709          26,679,503        22,544,402
                                                 ==================  =================  ==================   ===============

Earnings (loss) per common share
             Basic                             $             (0.01)             (0.10)               0.30              0.42
                                                 ==================  =================  ==================   ===============
             Diluted                           $             (0.01)             (0.10)               0.29              0.41
                                                 ==================  =================  ==================   ===============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Year Ended June 30, 1999, Two Months Ended June 30, 1998, and Years Ended April 30, 1998 and 1997
--------------------------------------------------------------------------------------------------------------------------

                                                             Capital in
                              Preferred       Common         excess of       Unearned       Retained
                                stock         stock          par value      Compensation    earnings           Total
                             ------------  -------------   ---------------  ------------  --------------   ---------------
Balance at April 30, 1996  $           -     1,933,117         61,187,476             -      (5,301,402)      57,819,191
Change in the par value
   of common stock from
   $.10 to $.01 in
   connection with merger              -    (1,739,805)         1,739,805             -               -               -
Common stock issued in
   merger                              -        14,744          8,093,785             -               -        8,108,529
Common stock issued for
   minority interest in
   subsidiary                          -         1,000            974,000             -               -          975,000
Common stock repurchased
   and retired                         -          (148)          (199,852)            -               -         (200,000)
Common stock issued for
   options exercised                   -         2,130            780,822             -               -          782,952
Common stock issued for
   cash in public offering             -        46,909         62,952,321             -               -       62,999,230
Costs  related to issuance
   of common stock                     -             -           (684,473)            -               -         (684,473)
Net earnings                           -             -                  -             -       9,171,312        9,171,312
                             ------------  -------------   ---------------  ------------  --------------   ---------------
Balance at April 30, 1997              -       257,947        134,843,884             -       3,869,910      138,971,741
Common stock issued for
   options exercised                   -           922            406,404             -               -          407,326
Tax benefit arising from
   options exercised                   -             -            583,000             -               -          583,000
Costs related to issuance
   of common stock                     -             -            (53,863)            -               -          (53,863)
Unearned compensation
   related to restricted
   stock awards                        -           560            938,440      (939,000)              -                -
Amortization of unearned
   compensation                        -             -                  -       258,469               -          258,469
Net earnings                           -             -                  -             -       7,637,630        7,637,630
                             ------------  -------------   ---------------  ------------  --------------   ---------------
Balance at April 30, 1998              -       259,429        136,717,865      (680,531)     11,507,540      147,804,303
Common stock issued for
   options exercised                   -            88             36,652             -               -           36,740
Common stock issued for
   services                            -            17             25,483             -               -           25,500
Amortization of unearned
   compensation                        -             -                  -        62,183               -           62,183
Net (loss)                             -             -                  -             -      (2,662,901)      (2,662,901)
                             ------------  -------------   ---------------  ------------  --------------   ---------------
Balance at June 30, 1998               -       259,534        136,780,000      (618,348)      8,844,639      145,265,825
Preferred stock issued in
   connection with stock
   purchase agreements             1,701             -        170,113,299             -              -       170,115,000
Costs related to issuance
   of preferred stock                  -             -           (327,448)            -              -          (327,448)
Common stock issued for
   options exercised                   -           154             84,145             -              -            84,299
Common stock issued for
   services                            -            65             93,373             -              -            93,438
Tax benefit arising from
   options exercised                   -             -             63,500             -              -            63,500
Unearned compensation
   related to restricted
   stock awards                        -           120            161,880      (162,000)             -                 -
Amortization of unearned
   compensation                        -             -                  -       780,348              -           780,348
Common stock issued in
   acquisition of Louis
   Dreyfus Energy Corp.                -        45,000         60,390,000             -              -        60,435,000
Common stock repurchased
   and retired                         -           (82)          (123,328)            -              -          (123,410)
Preferred stock dividends              -             -                  -             -      (2,274,121)      (2,274,121)
Net earnings                           -             -                  -             -       1,938,759        1,938,759
                             ------------  -------------   ---------------  ------------  --------------   ---------------
Balance at  June 30, 1999  $       1,701       304,791        367,235,421             -       8,509,277      376,051,190
                             ============  =============   ===============  ============  ==============   ===============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Year Ended June 30, 1999, Two Months Ended June 30, 1998 and Years Ended April 30, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------------------

                                                          June 30, 1999      June 30, 1998    April 30, 1998   April 30, 1997
                                                        ------------------  ----------------  ---------------  ----------------
Cash flows from operating activities:
     Net earnings (loss)                              $         1,938,759        (2,662,901)       7,637,630         9,171,312
     Adjustments to reconcile net earnings (loss)
        to net cash provided (used) by operating
        activities:
            Depreciation and amortization                      16,774,552         1,773,315        8,216,992         3,455,999
            Equity in earnings of affiliates                            -                 -                -           (92,280)
            Minority interests                                          -                 -                -            22,414
            Deferred tax expense (benefit)                      1,416,500        (1,487,000)       5,173,000        (2,274,600)
            Loss (gain) on disposition of assets                   92,406              (551)         (35,097)          (70,489)
            Amortization of unearned compensation                 780,348            62,183          258,469                 -
            Amortization of deferred debt issuance
               costs                                            3,640,735            80,274          402,102           183,591
            Changes in operating assets and
               liabilities, net of noncash
               activities:
                 Trade accounts receivable                    (12,711,389)       37,726,898      (27,247,275)      (25,750,916)
                 Inventories                                 (152,686,047)      (30,149,156)       8,935,970       (18,737,315)
                 Prepaid expenses                              (1,636,387)          (32,098)      (1,025,817)          199,516
                 Trade accounts payable                        56,393,368          (193,388)      (8,059,245)       26,656,549
                 Inventory due under exchange
                    agreements                                 23,060,034        (1,838,099)        (413,293)       (3,892,466)
                 Excise taxes payable and other
                    accrued liabilities                        (5,924,284)          392,900        1,586,463         1,543,032
                                                        ------------------  ----------------  ---------------  ----------------
                           Net cash provided (used)
                              by operating activities         (68,861,405)        3,672,377       (4,570,101)       (9,585,653)
                                                        ------------------  ----------------  ---------------  ----------------
Cash flows from investing activities:
     Purchases of property, plant and equipment              (137,555,858)       (6,455,349)     (66,634,291)      (92,294,394)
     Proceeds from sale of assets                                   5,600               657           83,875            18,318
     Acquisition of Louis Dreyfus Energy Corp.               (293,056,539)                -                -                 -
     Investment in West Shore Pipe Line Company               (35,960,768)                -                -                 -
     Costs related to acquisitions                               (699,263)                -         (130,755)         (399,284)
     Cash received in connection with acquisitions                      -                 -        1,222,360         2,315,527
     Cash balance in subsidiary sold                                    -                 -                -          (111,341)
     Decrease (increase) in other assets, net                     226,882           178,113         (671,851)          550,709
                                                        ------------------  ----------------   ---------------  ----------------
                           Net cash (used) by
                              investing activities           (467,039,946)       (6,276,579)     (66,130,662)      (89,920,465)
                                                        ------------------  ----------------  ---------------  ----------------
Cash flows from financing activities:
     Borrowings (repayments) of long-term debt, net           368,700,400             1,733       64,195,400        35,825,400
     Deferred debt issuance costs                             (13,562,077)          (26,251)        (425,071)       (1,435,900)
     Preferred stock issued for cash                          170,115,000                 -                -                 -
     Costs related to issuance of preferred stock                (327,448)                -                -                 -
     Common stock issued for cash                                  84,299            36,740          407,326        63,782,182
     Costs related to issuance of common stock                          -                 -          (53,863)         (684,473)
     Common stock repurchased and retired                        (123,410)                -                -                 -
     Preferred stock dividends paid                            (2,274,121)                -                -                 -
                                                        ------------------  ----------------  ---------------  ----------------
                           Net cash provided by
                              financing activities            522,612,643            12,222       64,123,792        97,487,209
                                                        ------------------  ----------------  ---------------  ----------------
                           (Decrease) in cash
                              and cash equivalents            (13,288,708)       (2,591,980)      (6,576,971)       (2,018,909)

Cash and cash equivalents at beginning of year                 27,215,374        29,807,354       36,384,325        38,403,234
                                                        ------------------  ----------------  ---------------  ----------------

Cash and cash equivalents at end of year             $         13,926,666        27,215,374       29,807,354        36,384,325
                                                        ==================  ================  ===============  ================
                                                                                                                   (Continued)

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Year Ended June 30, 1999, Two Months Ended June 30, 1998, and Years Ended April 30,  1998 and 1997
---------------------------------------------------------------------------------------------------------------------------------

                                                        June 30, 1999      June 30, 1998      April 30, 1998      April 30, 1997
                                                       ---------------    ---------------    ----------------    ----------------
Supplemental disclosures of cash flow information:
Acquisition of Louis Dreyfus Energy Corp.

Fair value of assets acquired                       $     456,989,523                  -                   -                   -
Fair value of liabilities assumed                        (103,497,984)                 -                   -                   -
                                                       ---------------    ---------------    ----------------    ----------------
                                                          353,491,539                  -                   -                   -
Fair value of common stock issued                         (60,435,000)                 -                   -                   -
                                                       ---------------    ---------------    ----------------    ----------------
Cash paid in acquisition                            $     293,056,539                  -                   -                   -
                                                       ===============    ===============    ================    ================

Acquisition of Sheffield Exploration Company                                           -                   -                   -

Fair value of assets acquired                       $               -                  -                   -           8,739,247
Fair value of liabilities assumed                                   -                  -                   -            (231,484)
                                                       ---------------    ---------------    ----------------    ----------------
                                                                    -                  -                   -           8,507,763
Costs related to acquisition                                        -                  -                   -            (399,284)
                                                       ---------------    ---------------    ----------------    ----------------

Fair value of stock issued                          $               -                  -                   -           8,108,479
                                                       ===============    ===============    ================    ================

Cash received in connection with acquisition
     included in assets acquired                    $               -                  -                   -           2,315,527
                                                       ===============    ===============    ================    ================

Sale of Sheffield Operating Company

Fair value of assets sold                           $               -                  -                   -           1,991,403
Fair value of liabilities assumed by purchaser                      -                  -                   -             245,451
                                                       ---------------    ---------------    ----------------    ----------------

Fair value of consideration received                $               -                  -                   -           2,236,854
                                                       ===============    ===============    ================    ================

Cash distributed in connection with sale
     included in assets sold                        $               -                  -                   -             111,341
                                                       ===============    ===============    ================    ================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Nature  of Business and Basis of Presentation

     TransMontaigne Inc. ("TransMontaigne") provides a broad range of integrated transportation, terminaling, storage, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. TransMontaigne operations are divided into logistical petroleum services business segments which include pipelines; terminals, which includes terminaling and storage services; supply, distribution and marketing of refined petroleum products; and a natural gas services business segment which includes gathering, treating, processing, fractionating and marketing natural gas liquids ("NGL") and natural gas. Segment information is presented in the notes to the consolidated financial statements. TransMontaigne does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

     In August 1998, the Board of Directors of TransMontaigne voted to change TransMontaigne's fiscal year end from April 30 to June 30, to be effective June 30, 1998. This new fiscal year end allows TransMontaigne to conform to calendar quarterly reporting periods generally used in its industry. TransMontaigne did not recast historical financial information.

     Principles of Consolidation and Use of Estimates

     The accounting and financial reporting policies of TransMontaigne and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The consolidated financial statements include all the majority owned subsidiaries of TransMontaigne. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     "TransMontaigne" is used as a collective reference to TransMontaigne Inc. and its subsidiaries and affiliates. The businesses of TransMontaigne are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

     Cash and Cash Equivalents

     TransMontaigne considers all short-term investments with a maturity of three months or less to be cash equivalents.

     Inventories

     Inventories consist primarily of refined products stated at market.

     Refined products due from third parties under exchange agreements are included in inventory and recorded at current replacement cost. Refined products due to third parties under exchange agreements are recorded at current replacement cost. Adjustments resulting from changes in current replacement cost for refined products due to or from third parties under exchange agreements are reflected in product costs. The exchange agreements are typically for a term of 30 days and are generally settled by delivering product to or receiving product from the party to the exchange.

     Property, Plant and Equipment

     Depreciation is computed using the straight-line and double-declining balance methods. Estimated useful lives are 20 to 25 years for plant, which includes buildings, storage tanks, and pipelines and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase values, change capacities, or extend useful lives are capitalized. Routine repairs and maintenance are expensed. Computer software costs are capitalized and amortized over their useful lives, generally not to exceed 5 years. Certain enterprise wide information systems are amortized over periods not exceeding 10 years. TransMontaigne capitalizes interest on major projects during construction.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     Investment in Lion Oil Company

     Effective May 1, 1997, TransMontaigne Holding Inc., a 65% owned subsidiary of TransMontaigne, issued to its 35% minority shareholders irrevocable proxies to vote their 35% share of the 27.75% interest in Lion Oil Company ("Lion") owned by TransMontaigne Holding Inc. Since the issuance of the irrevocable proxies reduced TransMontaigne's voting interest in Lion from 27.75% to 18.04%, TransMontaigne changed its method of accounting for the investment in Lion from the equity method, under which the investment originally recorded at cost is adjusted to recognize TransMontaigne's share of Lion net earnings or losses as incurred, to the historical cost method, under which the investment is recorded at cost and dividends or other distributions are recognized as received. As of May 1, 1997, the investment in Lion by TransMontaigne Holding Inc. representing its original cost plus accumulated net earnings was $15,586,097 and the related minority interest was $5,475,377.

     Deferred Debt Issuance Costs

     Deferred debt issuance costs related to the long-term credit agreements and senior subordinated debentures are amortized on the interest method over the term of the underlying debt instrument. Accumulated amortization was $4,463,622 and $742,613 at June 30, 1999 and April 30, 1998, respectively.

     Other Assets

     Line space rights received in connection with the Louis Dreyfus Energy Corp. ("LDEC") acquisition are included in other assets and their amortization is included in depreciation and amortization expense. These rights are amortized on a straight-line basis over 20 years. Accumulated amortization was $645,509 at June 30, 1999.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     Income Taxes

     TransMontaigne utilizes the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

     Environmental Expenditures

     Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation are expensed. Expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessment and/or clean-ups are probable and the costs can be reasonably estimated.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     Inventory Risk Management

     TransMontaigne utilizes derivative financial instruments to manage market risks associated with certain energy commodities.

     In connection with its products supply, distribution and marketing business, TransMontaigne engages in trading activities. Trading activities are accounted for using the mark-to-market method of accounting. In 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998 and requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. TransMontaigne has elected early adoption of EITF 98-10 effective in the current fiscal year. TransMontaigne, prior to the acquisition of LDEC, valued inventory at the lower of cost or market, which was recorded at market at April 30, 1998. LDEC historically valued its inventory at market. Management believes that the adoption of EITF 98-10 in the current year does not have a material impact on TransMontaigne's financial position or results of operations.

     Trading activities are conducted through a variety of financial instruments, including forward contracts involving cash settlement or physical delivery of energy commodities; swap contracts which require payments to (or receipts from) counterparties based on the differential between a fixed and variable price for the commodities; exchange-trade options; over-the-counter options; and other contractual arrangements.

     Under mark-to-market accounting, commodity and energy related contracts are reflected at fair value with resulting gains and losses recorded in operating income. The net gains and losses recognized in the current period result primarily from transactions originating within the period and the impact of current period price movements on transactions originating in prior periods. Unrealized gains and losses from energy trading activities are recorded as assets and liabilities.

     The market value of these energy contracts is based upon management's estimate, considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The market values are adjusted to reflect the potential impact of liquidating TransMontaigne's position in an orderly manner over a reasonable period of time under present market conditions.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     TransMontaigne's Product and Risk Management Committee reviews the total inventory and risk position on a regular basis in order to ensure compliance with TransMontaigne's inventory management policies, including hedging and trading activities. TransMontaigne has adopted policies under which its net inventory position subject to price risk requires the prior approval of the Product and Risk Management Committee.

     Earnings Per Common Share

     Basic earnings per common share has been calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method.

     Recently Issued Accounting Pronouncement

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000 as amended by SFAS 137. TransMontaigne believes that SFAS 133 will not have a material impact on its accounting for price risk management activities.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     In June 1997, The Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. TransMontaigne does not have any items of other comprehensive income for any of the periods presented, as there are no changes in equity during such periods that result from transactions from non-owner sources.

     Reclassifications

     Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the classifications used in 1999.

(2)  Acquisitions

     On June 30, 1999, TransMontaigne, through wholly-owned subsidiaries TransMontaigne Terminaling Inc. ("TTI") and TransMontaigne Product Services Inc. ("TPSI"), acquired from Amerada Hess Corporation the Hess Southeastern Pipeline Network ("Hess Terminals") of refined petroleum product facilities for approximately $66,200,000 cash, and related refined products inventory for $32,500,000 cash. The Hess Terminals, which are interconnected to the Colonial and Plantation pipeline systems, include approximately 5.3 million barrels of tankage at 11 storage and terminal facilities and 36 miles of proprietary pipelines.

     On December 3, 1998, TransMontaigne, through a wholly-owned subsidiary, TTI, acquired from SUNOCO, Inc. a petroleum products terminal located on the Hudson River at Rensselaer, near Albany, New York for approximately $5,200,000 cash. The Rensselaer terminal facility includes 510,000 barrels of storage capacity, 3 truck loading racks and a dock capable of handling barges and ocean going tankers.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(2)  Acquisitions (continued)

     On October 30, 1998, TransMontaigne, through a wholly-owned subsidiary, TPSI, acquired all of the common stock of LDEC for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock valued at $60,435,000. In addition, TransMontaigne acquired LDEC's working capital for $192,492,000 cash. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. Subsequent to closing the acquisition, the name of LDEC was changed to TransMontaigne Product Services East Inc. ("TPSI-East") and effective April 1, 1999, TPSI-East was merged into its parent, TransMontaigne Product Services Inc.

     On July 29, 1998, TransMontaigne, through a wholly-owned subsidiary, TTI, acquired all of the common stock of Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6,500,000 cash. The acquisition included terminal, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots. Southwest Terminal was merged into TTI effective September 30, 1998.

     On November 25, 1997, TransMontaigne, through a wholly-owned subsidiary, TTI, acquired for $32,000,000 the common stock of 17 corporations, known as the "ITAPCO Terminal Corporations", and certain related property and property interests. The acquisition included 17 storage and distribution terminals located in 8 states having total tankage capacity in excess of
     3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals. The ITAPCO Terminal Corporations were merged into TTI effective December 1, 1997.

     TransMontaigne has accounted for these acquisitions using the purchase method accounting as of the effective date of each transaction. Accordingly, the purchase price of each transaction has been allocated to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. TransMontaigne received a third party appraisal in connection with the LDEC allocation. The cash used to purchase the above acquisitions was funded by advances from TransMontaigne's credit facility.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(2)  Acquisitions (continued)

     The following summary presents unaudited pro forma results of operations. The pro forma information for the years ended June 30, 1999 and April 30, 1998 assumes that the acquisitions of LDEC and ITAPCO Terminal Corporations occurred as of May 1, 1997, and combines the historical results of operations of TransMontaigne for the years ended June 30, 1999 and April 30, 1998 with the historical results of operations of LDEC and the ITAPCO Terminal Corporations for the years ended June 30, 1999 and April 30, 1998. The pro forma information for the year ended April 30, 1997 assumes that the acquisition of the ITAPCO Terminal Corporation occurred as of May 1, 1996. The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if LDEC and the ITAPCO Terminal Corporations had been acquired as of the beginning of the respective pro forma period, or which will be attained in the future.

                                                                                  Years Ended
                                              ---------------------------------------------------------------------------------
                                                    June 30, 1999                April 30, 1998               April 30, 1997
                                              -----------------------      -----------------------      -----------------------
                                                     (Pro forma)                  (Pro forma)                  (Pro forma)
                                              -----------------------      -----------------------      -----------------------

Revenues                                   $            3,897,193,000                4,174,835,000                1,208,636,000
                                              =======================      =======================      =======================

Net earnings                               $                3,811,000                   12,844,000                   11,117,000
Dividend requirement for
     preferred stock                                       (2,274,000)                           -                            -
                                              -----------------------      -----------------------      -----------------------
Net earnings attributable
     to common stockholders                $                1,537,000                   12,844,000                   11,117,000
                                              =======================      =======================      =======================

Earnings per common share:
          Basic                            $                     0.05                         0.42                         0.51
                                              =======================      =======================      =======================
          Diluted                          $                     0.05                         0.41                         0.49
                                              =======================      =======================      =======================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(3)    Inventories

                                                                June 30, 1999             April 30, 1998
                                                           ---------------------      ---------------------

Refined petroleum products                                 $         368,768,302                 28,874,634
Refined petroleum products due from
     third parties under exchange agreements                                   -                  4,392,462
Unrealized gains on energy related contracts                           9,449,017                          -
Other                                                                          -                    143,385
                                                           ---------------------      ---------------------

                                                           $         378,207,319                 33,410,481
                                                           =====================      =====================

     TransMontaigne manages inventory to maximize value and minimize risk by utilizing risk and portfolio management disciplines including certain hedging strategies, forward purchases and sales, swaps and other financial instruments to manage market exposure. In managing inventory balances and related financial instruments, management evaluates the market exposure from an overall portfolio basis which considers both continuous movement of inventory balances and related open positions in commodity trading instruments.

     TransMontaigne's overall inventory position, including open positions in commodity instruments at June 30, 1999 and April 30, 1998 is as follows:

                                        June 30, 1999           April 30, 1998
                                        -------------           --------------
     Fair value at end of year          387,203,804             33,410,481
     Average fair value for the year    293,000,000             58,000,000

     For the year ended June 30, 1999, net gains and losses arising from transactions during the period and changes in fair value were $3,400,000 net gains, and were recorded within operating income. Net gains and losses for the years ended April 30, 1998 and April 30, 1997 are immaterial.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------
(3)  Inventories (continued)

     TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory represents line fill and tank bottoms; is required to be held for operating balances in the conduct of TransMontaigne's daily supply, distribution and marketing activities; and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties. NGL and natural gas inventories are not significant.

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

(4)  Property, Plant and Equipment

     Property, plant and equipment at June 30, 1999 and April 30, 1998 is as follows:

                                                  June 30, 1999           April 30, 1998
                                             ---------------------    ---------------------
   Land                                      $          42,772,857                2,801,964
   Pipelines, rights of way
        and equipment                                   33,660,567               25,267,771
   Terminals and equipment                             268,936,333               53,722,440
   Natural gas gathering
        and processing                                 108,532,682               98,253,680
   Other plant and equipment                            20,011,118                6,426,020
                                             ---------------------    ---------------------
                                                       473,913,557              186,471,875
   Less accumulated depreciation                        37,571,926               18,705,670
                                             ---------------------    ---------------------

                                             $         436,341,631              167,766,205
                                             =====================    =====================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(5)  Investments

     TransMontaigne, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion. At June 30, 1999 and April 30, 1998, TransMontaigne's investment in Lion, carried at cost, was approximately $10,111,000. TransMontaigne recorded dividend income from Lion of $374,400 at June 30, 1999.

     On September 18, 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), acquired for $29,219,000 cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. Effective December 31, 1998, TransMontaigne acquired for $5,488,000 cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1,186,000 cash an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed on January 7, 1999. TransMontaigne owns 20.38% of the common stock of West Shore at June 30, 1999. West Shore ownership as of June 30, 1999 also includes Citgo, Marathon, Equilon, Texaco, BP Amoco, Midwest (Union
     Oil), Mobil and Exxon. Although TransMontaigne owns 20.38%, it does not maintain effective management control and therefore carries its $35,960,000 investment at cost. TransMontaigne recorded dividend income from West Shore of $1,375,000 at June 30, 1999.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(6)  Long-term Debt

     Long-term debt at June 30, 1999 and April 30, 1998 is as follows:

                                                            June 30, 1999          April 30, 1998
                                                       ---------------------   ---------------------
Line of credit                                         $         418,690,000              50,000,000
Senior promissory notes                                           75,000,000              75,000,000
12 3/4% senior subordinated debentures, net
   of discount (face amount $4,000,000)                            3,981,800               3,969,667
                                                       ---------------------   ---------------------
                                                                 497,671,800             128,969,667
Less current maturity                                              2,000,000                       -
                                                       ---------------------   ---------------------
                                                       $         495,671,800             128,969,667
                                                       =====================   =====================

     At June 30, 1999 TransMontaigne's bank credit facility consisted of a $600,000,000 credit facility led by BankBoston, N.A. The credit facility includes a $400,000,000 revolving component due December 31, 2003 and a $200,000,000 term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins, subject to a Eurodollar Rate pricing option at TransMontaigne's election. The average interest rate at June 30, 1999 was 8.1% and at April 30, 1998 was 6.375%.

     In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100 million of TransMontaigne's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years. On April 17, 1997 and December 16, 1997, TransMontaigne sold $50,000,000 of 7.85% and $25,000,000 of 7.22%
     Senior Notes due April 17, 2003 and October 17, 2004, respectively, all of which was outstanding at June 30, 1999.

     The bank credit facility agreement and the Master Shelf Agreement each contain similar negative pledge covenants by TransMontaigne and its subsidiaries and both are secured by the stock of the subsidiaries. These agreements also include financial tests relating to fixed charges coverage, leverage ratio, consolidated tangible net worth, distributions and open inventory positions. As of June 30, 1999, TransMontaigne was in compliance with all such tests.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(6)  Long-term Debt (continued)

     In March 1991, TransMontaigne issued $4,000,000 of 12.75% senior subordinated debentures which are guaranteed by certain subsidiaries and are due December 15, 2000. The debentures are subject to a required redemption of $2,000,000 on December 15, 1999 and December 15, 2000. The debentures may be prepaid prior to maturity at a premium, under certain circumstances. In conjunction with the issuance of these debentures, TransMontaigne issued warrants to purchase 248,686 shares of its common stock.

     Maturities of long-term debt for fiscal years subsequent to 2000 are as follows:

                2001                                  $    6,981,800
                2002                                       5,000,000
                2003                                      55,000,000
                2004                                     223,690,000
                2005                                      85,000,000
                2006                                     120,000,000
                                                       -------------
                                                      $  495,671,800
                                                       =============

     Cash payments for interest were approximately $25,230,000, $1,578,000, $6,995,000, and $4,404,000 for the year ended June 30, 1999, two months ended June 30, 1998, and the years ended April 30, 1998 and 1997, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(7)  Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of on and off-balance sheet financial instruments at June 30, 1999 and April 30, 1998.

     Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable

     The carrying amount approximates fair value because of the short term maturity of these instruments.

     Long-term Debt

     The carrying value of the line of credit approximates fair value since it bears interest at current market interest rates.

     The carrying values of the senior promissory notes approximate fair value since the interest rates approximate the current market rates for similar debt instruments.

     The estimated fair value of the 12.75% senior subordinated debentures is $4,287,000. The fair value estimate has been calculated assuming a current market rate for similar debt instruments of 9%.

     Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(8)  Stockholders' Equity

     On March 25, 1999 and March 30, 1999, TransMontaigne closed a private placement of $170,115,000 of $1,000 Series A Convertible Preferred Stock Units. Each unit consists of one share of 5% convertible preferred stock, convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividend rate increases to an annual rate of 16% for any convertible preferred stock outstanding after December 31, 2003. The convertible preferred stock is convertible any time and may be called for redemption by TransMontaigne after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. The convertible preferred stock has a liquidation preference of $1,000 per share plus accrued but unpaid dividends. Proceeds were used to reduce bank debt incurred in connection with the LDEC acquisition and for general corporate purposes.

(9)  Restricted Stock

     TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the fiscal year ended April 30, 1998, the TransMontaigne Board of Directors awarded 56,000 shares to certain key employees and during the year ended June 30, 1999, an additional 12,000 shares were awarded. At March 25, 1999, the vesting of the 62,400 shares not then vested was accelerated due to an ownership change resulting from the private placement of the Series A Convertible Preferred Stock and the unamortized balance of the unearned compensation was fully amortized. Amortization of unearned compensation of $780,348 and $258,469 is included in general and administrative expense for the years ended June 30, 1999 and April 30, 1998, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(10)   Stock Options

       TransMontaigne has adopted three stock option plans, (the "1991 Plan", the "1995 Plan" and the "1997 Plan") under which stock options may be granted to employees. No additional options are available to be granted under either the 1991 Plan or the 1995 Plan. Options granted under the 1991 Plan and 1997 Plan expire no later than ten years from the date of grant and under the 1995 Plan expire no later than seven years from the date of grant. At June 30, 1999, options granted under the 1991 Plan and 1995 Plan and those granted through July 1998 under the 1997 Plan have vested. The options granted in March 1999 under the 1997 Plan, vest 10% end of first year, 20% end of second year, 30% end of third year, and 40% end of fourth year.

       The following table summarizes information about stock options outstanding for the year ended June 30, 1999, two months ended June 30, 1998, and the years ended April 30, 1998 and 1997:

                                          1991 Plan                           1995 Plan                          1997 Plan
                                -------------------------------   --------------------------------   ------------------------------
                                                  Weighted                           Weighted                          Weighted
                                                  average                            average                           average
                                 Shares        exercise price        Shares        exercise price       Shares       exercise price
                                ----------    -----------------   ------------    ----------------   ------------   ---------------
Outstanding at April 30, 1996      95,754      $          5.12        899,246      $         3.88              -     $           -
Granted                                 -                    -              -                   -              -                 -
Exercised                         (17,500)                6.10       (118,246)               3.27              -                 -
                                ----------    -----------------   ------------    ----------------   ------------   ---------------
Outstanding at April 30, 1997      78,254                 4.90        781,000                3.98              -                 -
Granted                                 -                    -              -                   -        711,000             16.65
Cancelled                               -                    -              -                   -        (17,500)            17.25
Exercised                         (50,000)                4.46        (42,150)               4.37              -                 -
                                ----------    -----------------   ------------    ----------------   ------------   ---------------
Outstanding at April 30, 1998      28,254                 5.66        738,850                3.96        693,500             16.63
Granted                                 -                    -              -                   -              -                 -
Cancelled                               -                    -              -                   -        (29,500)            15.34
Exercised                          (6,254)                4.12         (2,500)               4.38              -                 -
                                ----------    -----------------   ------------    ----------------   ------------   ---------------
Outstanding at June 30, 1998       22,000                 6.10        736,350                3.70        664,000             16.69
Granted                                 -                    -              -                   -      2,097,300             11.46
Cancelled                               -                    -              -                   -        (17,900)            14.11
Exercised                         (11,000)                6.10         (4,400)               3.91              -                 -
                                ----------    -----------------   ------------    ----------------   ------------   ---------------
Outstanding at June 30, 1999       11,000      $          6.10        731,950      $         3.96      2,743,400     $       12.71
                                ==========    =================   ============    ================   ============   ===============

Exercisable at June 30, 1999       11,000      $          6.10        731,950      $         3.96      1,034,500     $       15.53
                                ==========    =================   ============    ================   ============   ===============

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(10)   Stock Options (continued)

       The following table summarizes information about options outstanding at June 30, 1999:

                                                Options Outstanding                         Options Exercisable
                                 --------------------------------------------------   -------------------------------
                                                     Weighted         Weighted                         Weighted
                   Range of         Number      average remaining      average           Number         average
                exercise prices   outstanding      life in years    exercise prices    exercisable   exercise prices
                ---------------  ------------- ------------------- ----------------   ------------- -----------------
     1991 Plan      $ 6.10             11,000           2                   $ 6.10         11,000            $ 6.10

     1995 Plan   2.70 - 5.50          731,950           3                     3.96        731,950              3.96

     1997 Plan  11.00 - 17.25       2,743,400           9                    12.71      1,034,500             15.53


       TransMontaigne applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for TransMontaigne's three stock-based compensation plans had been determined on the fair value at the grant dates for awards under those plans consistent with SFAS 123, Accounting for Stock-Based Compensation, TransMontaigne's net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:


                                                         June 30, 1999     April 30, 1998     April 30, 1997
                                                        ---------------   ----------------   ----------------
         Net earnings (loss)
           attributable to common
           stockholders:
          As reported                                  $      (335,000)  $      7,638,000   $      9,171,000
          Pro forma                                    $    (2,256,000)  $      5,943,000   $      8,725,000

         Earnings (loss) per common share
          As reported
                 Basic                                 $          (.01)  $            .30   $            .42
                 Diluted                               $          (.01)  $            .29   $            .41
          Pro forma
                 Basic                                 $          (.08)  $            .23   $            .40
                 Diluted                               $          (.08)  $            .22   $            .39

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(10)  Stock Options (continued)

      The weighted average fair value at grant dates for options granted during the years ended June 30, 1999 and April 30, 1998 was $3.75 and $5.76, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 1999 and April 30, 1998 were as follows: no dividend yield, expected volatility of 34% and 31%, risk-free rate of 5.4% and 6.14%, and expected life of 7 years.

(11)  Employee Benefit Plan

      TransMontaigne has established a 401(k) retirement savings plan for all employees. The plan allows participants to contribute up to 15% of their compensation, with TransMontaigne making a discretionary percentage matching contribution as determined by management based upon its financial performance. Employees vest 25% per year in TransMontaigne's contribution. The total amount of TransMontaigne's discretionary percentage matching contributions for the year ended June 30, 1999 was $485,758 and for the year ended April 30, 1998 was $172,434.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(12)   Income Taxes

       Income tax expense (benefit) expense for the following dates consist of the following:

                                                       June 30, 1999       June 30, 1998      April 30, 1998       April 30, 1997
                                                     -----------------   -----------------  ------------------   ------------------
       Current state income taxes                   $           38,293              84,093             319,500              585,822
       Deferred federal income taxes                         1,267,000          (1,330,000)          4,630,000           (1,975,300)
       Deferred state income taxes                             149,500            (157,000)            543,000             (299,300)
                                                     -----------------   -----------------  ------------------   ------------------

                      Income tax expense (benefit)  $        1,454,793          (1,402,907)          5,492,500           (1,688,778)
                                                     =================   =================  ==================   ==================

       Income tax expense (benefit) differs from the amount computed by applying the federal corporate income tax rate of 34% to pretax earnings as a result of the following:

                                                       June 30, 1999       June 30, 1998      April 30, 1998       April 30, 1997
                                                     -----------------   -----------------  ------------------   ------------------
       Computed "expected"
           tax expense (benefit)                    $        1,154,000          (1,382,000)          4,464,000            2,544,000
       Increase (reduction) in income
           taxes resulting from:
                 Increase (decrease) in the
                      valuation allowance for
                      deferred tax assets
                      allocated to income tax
                      expense                                        -                   -                   -           (4,474,000)
                 Recognition of tax benefit of net
                      operating loss carryforwards
                      of acquired entity                             -                   -                   -           (1,021,600)
                 Adjustment of prior year's
                      cumulative temporary
                      differences offset by a change
                      in the valuation allowance                     -                   -                   -              497,000
                 State income taxes, net of
                      federal income tax benefit               124,000             (46,000)            723,300              387,000
                 Other, net                                    176,793              25,093             305,200              378,822
                                                     -----------------   -----------------  ------------------   ------------------

                      Income tax expense (benefit)  $        1,454,793          (1,402,907)          5,492,500           (1,688,778)
                                                     =================   =================  ==================   ==================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(12)  Income Taxes (continued)

      The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and April 30, 1998 are as follows:

                                                                June 30, 1999            April 30, 1998
                                                             --------------------     --------------------
Deferred tax assets:
     Net operating loss carryforwards                        $         25,898,000                5,829,000
     Inventories, principally due to difference in
          costing method used for tax purposes                                  -                3,384,000
     Unearned compensation                                                384,000                        -
     Alternative minimum tax credit carryforwards                          67,000                   67,000
                                                                -----------------        -----------------

               Gross deferred tax assets                               26,349,000                9,280,000

Deferred tax liabilities:
     Plant and equipment, principally due to
          differences in depreciation methods                         (26,633,000)              (8,741,000)
     Unrealized commodity futures contract
          gains                                                                 -                 (957,000)
     Investments in affiliated company,
          principally due to undistributed earnings                      (496,000)                (496,000)
                                                                -----------------        -----------------

               Deferred tax (liabilities) assets, net        $           (780,000)                (914,000)
                                                                =================        =================

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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(12)  Income Taxes (continued)

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

      At June 30, 1999, TransMontaigne has aggregate net operating loss carryforwards for federal income tax purposes of approximately $70,000,000 which were available to offset future federal taxable income, if any, through 2019. In addition, TransMontaigne has alternative minimum tax credit carryforwards of approximately $67,000 available to reduce future federal regular income taxes, if any, which can be carried forward indefinitely.

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

      TransMontaigne paid in cash federal income taxes of approximately $459,000 and $500,000 for the years ended June 30, 1999 and April 30, 1998, respectively, and state income taxes of approximately $375,000, $110,000, $575,000 and $214,000 for the year ended June 30, 1999, the two months ended June 30, 1998, and the years ended April 30, 1998 and 1997, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(13)  Commitments

      On February 17, 1999, TransMontaigne and Colonial Pipeline Company ("Colonial") signed a definitive agreement whereby TransMontaigne, in an alliance with Colonial, will construct, own and operate a marine loading and unloading facility on the Mississippi River near Baton Rouge, Louisiana which is designed to handle multiple barge deliveries of all grades of petroleum products transported within Colonial's pipeline system. Colonial will construct three pipelines to connect the TransMontaigne marine facility for waterway deliveries along the Mississippi and Ohio Rivers, as well as to receive barge deliveries for long haul Colonial system shipments, and will also construct a related pump station between its Baton Rouge tank farm and the TransMontaigne marine facility. TransMontaigne's estimated cost for the marine facility is $9,300,000. The facility is anticipated to be operational in the first calendar quarter of 2000.

      TransMontaigne leases office space, real property, and storage facilities under various operating leases. The future annual minimum lease payments range from $700,000 to $2,200,000 over the next five years.

(14)  Litigation

      TransMontaigne is a party to various claims and litigation in its normal course of business. Although no assurances can be given, TransMontaigne management believes that the ultimate resolution of such claims and litigation, individually or in the aggregate, will not have a materially adverse impact on TransMontaigne's financial position or its results of operations.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------


(15)   Earnings Per Share

       Earnings per share are calculated in accordance with SFAS 128. The following tables reconcile the computation of basic EPS and diluted EPS for the year ended June 30, 1999, two months ended June 30, 1998 and the years ended April 30, 1998 and 1997.

                                                     June 30, 1999   June 30, 1998    April 30, 1998    April 30, 1997
                                                     --------------  --------------  ----------------  ----------------
      Net earnings (loss)                         $      1,938,759      (2,662,901)        7,637,630         9,171,312
      Preferred stock dividends                         (2,274,121)              -                 -                 -
                                                     --------------  --------------  ----------------  ----------------

      Net earnings (loss) attributable to
      common stockholders for basic EPS                   (335,362)     (2,662,901)        7,637,630         9,171,312

      Effect of dilutive securities                              -               -                 -                 -
                                                     --------------  --------------  ----------------  ----------------

      Net earnings (loss) attributable to common
           stockholders for diluted EPS           $       (335,362)     (2,662,901)        7,637,630         9,171,312
                                                     ==============  ==============  ================  ================

      Basic weighted-average shares                     28,971,516      25,948,709        25,886,737        21,742,625
      Effect of dilutive securities:
                Stock options                                    -               -           600,478           630,900
                Stock warrants                                   -               -           192,288           170,877
                                                     --------------  --------------  ----------------  ----------------
      Diluted weighted-average shares                   28,971,516      25,948,709        26,679,503        22,544,402
                                                     ==============  ==============  ================  ================

      Earnings (loss) per shares:
           Basic                                  $           (.01)           (.10)              .30               .42
                                                     ==============  ==============  ================  ================
           Diluted                                $           (.01)           (.10)              .29               .41
                                                     ==============  ==============  ================  ================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(16)  Concentration of Credit Risk

      Substantially all of TransMontaigne's trade accounts receivable at June 30, 1999 and April 30, 1998 result from sales of refined petroleum products to numerous companies in the oil and gas industry. This concentration could impact TransMontaigne's overall credit risk since these companies could be affected by industry-wide changes in economics or other conditions. Since TransMontaigne provides short-term credit to its customers, which are generally either major and large independent oil companies or wholesale distributors of these products, it may require collateral, such as letters of credit, liens on products and guarantees as determined on a customer by customer basis. TransMontaigne maintains allowances for potential uncollectible accounts receivable, which historically have been minimal.

(17)  Business Segments

      TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne conducts its business through five segments:

         . Product supply, distribution and marketing - consists of the bulk purchase and sale of refined petroleum products and the wholesale marketing of products at terminal truck loading rack locations.
         .  Terminals - consists of owned and operated terminaling and storage facilities handling petroleum products, chemicals and other bulk liquids with transportation connections via pipelines, barges, tankers, rail cars and trucks.
         . Pipelines - consists of owned and operated refined petroleum products pipelines and a crude oil gathering pipeline system connected to major common carrier pipelines and terminaling and storage facilities.
         . Natural gas - consists of assets for and services provided in the gathering, treating, processing, fractionating and marketing of natural gas.
         . Corporate - consists of assets and corporate income and expense not specifically included in other business segments.

      Eliminations represent intercompany transactions between TransMontaigne's business segments, primarily relating to services performed by the Terminals and Pipelines segments for and sales of NGL by the Natural gas segment to the Product supply, distribution and marketing segment.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(17) Business Segments (continued)

     Information about TransMontaigne's business segments for the years ended June 30, 1999, April 30, 1998 and April 30, 1997 is summarized below:

                                                                June 30, 1999           April 30, 1998           April 30, 1997
                                                            ---------------------    ---------------------    ---------------------
Revenues:
     Products                                           $          2,985,618,188            1,911,943,811            1,131,400,279
     Terminals                                                        41,045,730               13,881,977                5,387,329
     Pipelines                                                        15,328,351               13,252,198               12,195,900
     Natural gas                                                      53,558,657               60,464,981               23,140,547
     Corporate                                                         1,577,906                  557,388                        -
     Eliminations                                                    (50,068,138)             (32,593,859)              (5,459,434)
                                                            --------------------     --------------------     --------------------
     Total consolidated                                 $          3,047,060,694            1,967,506,496            1,166,664,621
                                                            ====================     ====================     ====================

Depreciation and amortization:
     Products                                           $                659,465                        -                        -
     Terminals                                                         7,903,174                1,516,167                  441,035
     Pipelines                                                         1,121,664                  998,863                  897,733
     Natural gas                                                       5,961,928                5,114,745                1,735,034
     Corporate                                                         1,128,321                  587,217                  382,197
                                                            --------------------     --------------------     --------------------
     Total consolidated                                 $             16,774,552                8,216,992                3,455,999
                                                            ====================     ====================     ====================

Operating income:
     Products                                           $             17,020,169                5,356,613                  475,915
     Terminals                                                        11,417,281                5,487,091                2,045,114
     Pipelines                                                         4,058,127                4,359,374                4,411,115
     Natural gas                                                       1,434,618                5,231,371                4,189,122
     Corporate                                                        (3,751,457)              (1,200,000)              (1,220,698)
                                                            --------------------     --------------------     --------------------
     Total consolidated                                 $             30,178,738               19,234,449                9,900,568
                                                            ====================     ====================     ====================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(17) Business Segments (continued)

                                                               June 30, 1999            April 30, 1998           April 30, 1997
                                                            --------------------     --------------------     --------------------
Identifiable assets:
     Products                                           $            571,212,322              103,401,948               83,971,349
     Terminals                                                       304,566,785               54,250,442               13,708,920
     Pipelines                                                        65,604,940               22,081,845               16,485,215
     Natural gas                                                      96,246,975               94,431,372               86,828,380
     Corporate                                                        68,108,170               55,594,214               61,176,622
     Eliminations                                                    (10,230,827)              (6,454,991)                (446,166)
                                                            --------------------     --------------------     --------------------
     Total consolidated                                 $          1,095,508,365              323,304,830              261,724,320
                                                            ====================     ====================     ====================

Capital expenditures:
     Products                                           $                      -                        -                        -
     Terminals                                                       110,048,489               41,383,778                9,126,933
     Pipelines                                                         9,500,288                6,204,312                1,484,527
     Natural gas                                                       7,959,023               15,561,633               80,059,318
     Corporate                                                        10,048,058                3,484,568                1,623,616
                                                            --------------------     --------------------     --------------------
     Total consolidated                                 $            137,555,858               66,634,291               92,294,394
                                                            ====================     ====================     ====================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1999 and April 30, 1998

--------------------------------------------------------------------------------

(18)   Financial Results by Quarter (Unaudited)

                                    --------------------------------------------------------------------    ----------------
                                                            Three Months Ended                                Year Ended
                                    --------------------------------------------------------------------    ----------------
                                    September 30       December 31        March 31           June 30            June 30
                                        1998              1998              1999              1999               1999
                                    --------------    --------------    --------------    --------------    ----------------
       Revenues                    $  463,121,000       741,300,000       769,369,000     1,073,271,000       3,047,061,000
       Total costs and expenses       457,551,000       734,034,000       754,832,000     1,070,465,000       3,016,882,000
                                    --------------    --------------    --------------    --------------    ----------------
       Operating income            $    5,570,000         7,266,000        14,537,000         2,806,000          30,179,000
                                    ==============    ==============    ==============    ==============    ================

       Net earnings (loss)
          attributable to common
          stockholders             $    2,024,000          (291,000)        2,325,000        (4,393,000)           (335,000)
                                    ==============    ==============    ==============    ==============    ================
       Earnings (loss) per
          common share
          Basic                    $          .08              (.01)              .08              (.14)               (.01)
          Diluted                  $          .08              (.01)              .07              (.14)               (.01)

                                    --------------------------------------------------------------------   -----------------
                                                            Three Months Ended                                Year Ended
                                    --------------------------------------------------------------------   -----------------
                                       July 31         October 31        January 31         April 30           April 30
                                        1997              1997              1998              1998               1998
                                    --------------    --------------    --------------    --------------   -----------------
       Revenues                    $  462,149,000       545,100,000       470,732,000       489,525,000       1,967,506,000
       Total costs and expenses       456,462,000       540,105,000       466,108,000       485,597,000       1,948,272,000
                                    --------------    --------------    --------------    --------------    ----------------
       Operating income            $    5,687,000         4,995,000         4,624,000         3,928,000          19,234,000
                                    ==============    ==============    ==============    ==============   =================

       Net earnings                $    3,010,000         2,397,000         1,718,000           513,000           7,638,000
                                    ==============    ==============    ==============    ==============   =================
       Earnings per
          common share
          Basic                    $          .12               .09               .07               .02                 .30
          Diluted                  $          .12               .09               .06               .02                 .29

                                    --------------------------------------------------------------------   -----------------
                                                            Three Months Ended                                Year Ended
                                    --------------------------------------------------------------------   -----------------
                                       July 31         October 31        January 31        April 30            April 30
                                        1996              1996              1997             1997                1997
                                    --------------    --------------    --------------   --------------    -----------------
       Revenues                    $  194,052,000       276,771,000       340,654,000      355,188,000        1,166,665,000
       Total costs and expenses       191,816,000       274,298,000       338,210,000      352,440,000        1,156,764,000
                                    --------------    --------------    --------------    --------------    ----------------
       Operating income            $    2,236,000         2,473,000         2,444,000        2,748,000            9,901,000
                                    ==============    ==============    ==============   ==============    =================

       Net earnings                $    1,807,000         2,673,000         1,426,000        3,265,000            9,171,000
                                    ==============    ==============    ==============   ==============    =================
       Earnings per
          common share
          Basic                    $          .09               .13               .07              .13                  .42
          Diluted                  $          .09               .12               .07              .13                  .41

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on page 80 of this report.

ITEM 11. EXECUTIVE COMPENSATION

              *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              *

    * Incorporated by reference from the Proxy Statement dated October 28, 1999 for the Annual Meeting of Stockholders to be held on November 18, 1999.

     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                     Current Positions and Principal
        Name                   Age                  Occupations During Last Five Years
        ----                   ---                  ----------------------------------
Cortlandt S. Dietler           78        Chairman, Chief Executive Officer and a Director since
                                         April 1995; Chief Executive Officer of Associated Natural
                                         Gas Corporation prior to its 1994 merger with Panhandle
                                         Eastern Corporation (now Duke Energy Corporation) from 1985 to 1994

Richard E. Gathright           45        President and Chief Operating Officer since September 1996;
                                         Director since April 1995; Executive Vice President from April
                                         1995 to September 1996; President of TransMontaigne Transportation
                                         Services Inc. and TransMontaigne Product Services Inc. since
                                         September 13, 1999; Chief Executive Officer of Bear Paw Energy Inc.,
                                         TransMontaigne Product Services Inc. and TransMontaigne Transportation
                                         Services Inc. since December 11, 1996, October 22, 1998 and October 20,
                                         1996, respectively; President of a subsidiary of TransMontaigne from
                                         December 1993 to April 1995; President and Director of North American
                                         Operations for Aberdeen Petroleum PLC from 1988 to 1993

Harold R. Logan, Jr.           54        Executive Vice President/Finance, Treasurer and a Director
                                         since April 1995; Senior Vice President/Finance of
                                         Associated Natural Gas Corporation from 1985 to 1994

W. A. Sikora                   62        Executive Vice President since September 1996; Senior Vice
                                         President and Chief Financial Officer of a subsidiary of
                                         TransMontaigne from May 1995 to September 1996; business
                                         consultant from 1982 to April 1995

Frederick W. Boutin            44        Senior Vice President since April 1995; Vice President of
                                         Associated Natural Gas Corporation from 1985 to 1994

Robert W. Bradberry            45        Senior Vice President since September 13, 1999; Executive Vice
                                         President of TransMontaigne Product Services Inc. since
                                         September 13, 1999; President of TransMontaigne Product Services
                                         Inc. from January 1, 1997 to September 13, 1999; other senior management positions of a subsidiary of TransMontaigne from 1979 to January 1997

Erik B. Carlson                52        Senior Vice President, General Counsel, and Secretary since
                                         January 1998; Senior Vice President, General Counsel and
                                         Secretary for Duke Energy Field Services, Inc. (formerly
                                         known as Pan Energy Field Services, Inc. and Associated
                                         Natural Gas, Inc.) in Denver from 1983 until December 1997

                                                     Current Positions and Principal
     Name                      Age                 Occupations During Last Five Years
     ----                      ---                 ----------------------------------
Rodney S. Pless                38        Vice President, Controller and Chief Accounting Officer
                                         since December 1996; Vice President, Controller and other
                                         accounting positions of a subsidiary of TransMontaigne from
                                         1987 to December 1996

Robert J. Clark                54        President of Bear Paw Energy Inc. since June 1996;
                                         President of a predecessor of Bear Paw Energy Inc. from
                                         March 1995 to June 1996; Senior Vice President of Snyder
                                         Oil Corporation from 1988 to March 1995

Larry F. Clynch                54        Executive Vice President of TransMontaigne Transportation
                                         Services Inc. since September 13, 1999; President of TransMontaigne
                                         Transportation Services Inc. from January 1, 1997 to September 13,
                                         1999; Senior Vice President of a subsidiary of TransMontaigne from
                                         January 1996 to January 1997; prior to January 1996 employed 28 years by Conoco Pipe Line Company, the last 3 years as President

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)  The following documents are filed as a part of this report.

     (1) Consolidated Financial Statements:

         TransMontaigne Inc.

              Independent Auditors' Report

              Consolidated Balance Sheets as of June 30, 1999 and April 30, 1998

              Consolidated Statements of Operations for the year ended June 30,
                    1999, two months ended June 30, 1998 and years ended April 30, 1998 and 1997

              Consolidated Statements of Stockholders' Equity for the
                    year ended June 30, 1999, two months ended June 30, 1998 and years ended April 30, 1998 and 1997

              Consolidated Statements of Cash Flows for the years ended June 30,
                    1999, two months ended June 30, 1998 and years ended April 30, 1998 and 1997

              Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:  Not Applicable

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (continued)

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

              3.1C Certificate of Amendment of Restated Certificate of Incorporation of TransMontaigne Inc. dated December 18, 1998. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended December 31, 1998.

              3.1D Certificate of Designations of Series A Convertible Preferred Stock. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (continued)

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

                  10.7 Amendment and Waiver to the April 17, 1996 Registration Rights Agreement dated as of October 30, 1998 between TransMontaigne Inc. and the entities listed on the signature pages hereof (the "Institutional Investors"). FILED HEREWITH.

                  10.8 Second Amendment and Waiver by and among the Company and certain institutional investors signatories thereto dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.

                  10.9 Registration Rights Agreement dated as of October 30, 1998 between TransMontaigne Inc. and Louis Dreyfus Corporation. FILED HEREWITH.

                  10.10 Amendment and Waiver between the Company and Louis Dreyfus Corporation dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.

                  10.11 Registration Rights Agreement between the Company and the Series A Convertible Preferred Stock purchasers signatories thereto dated March 25, 1999 (without exhibits). Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (continued)

                  10.12 Form of Preferred Stock and Warrant Purchase Agreement (without exhibits). Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.

                  10.13 Stockholders' Agreement among the Company and certain institutional purchasers signatories thereto dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.

                  10.14 Third Amended and Restated Credit Agreement between TransMontaigne Inc. and BankBoston, N.A., as Agent, dated as of June 29, 1999. FILED HEREWITH.


                  10.15 Master Shelf Agreement among TransMontaigne Oil Company, The Prudential Insurance Company and U.S. Private Placement Fund, dated April 17, 1997. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1997.

                  10.16 Letter Amendment No. 1, dated March 31, 1998, to Master Shelf Agreement dated as of April 17, 1997, among TransMontaigne Oil Company, The Prudential Insurance Company of America and U.S. Private Placement Fund. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1998.

                  10.17 Letter Amendment No. 2, dated as of June 30, 1998, to Master Shelf Agreement dated as of April 17, 1997, among TransMontaigne Oil Company, The Prudential Insurance Company of America and U.S. Private Placement Fund. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended December 31, 1998.

                  10.18 Letter Amendment No. 3, dated as of October 30, 1998, to Master Shelf Agreement dated as of April 17, 1997, among TransMontaigne Oil Company, The Prudential Insurance Company of America and U.S. Private Placement Fund. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended December 31, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (continued)

                  10.19 Letter Amendment No. 4, dated as of March 25, 1999, to Master Shelf Agreement dated as of April 17, 1997, among TransMontaigne Oil Company, The Prudential Insurance Company of America and U.S. Private Placement Fund. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended March 31, 1999.

                  10.20 Letter Amendment No. 5, dated as of June 29, 1999, to Master Shelf Agreement dated as of April 17, 1997, among TransMontaigne Oil Company, The Prudential Insurance Company of America and U.S. Private Placement Fund. FILED HEREWITH.

                  10.21 Stock Purchase Agreement dated as of September 13, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.

                  10.22 Amendment No. 1 to Stock Purchase Agreement dated as of October 30, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.

                  10.23 Sale of Assets Agreement dated as of May 3, 1999 between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.

                  10.24 Amendment No. 1 to Sale of Assets Agreement dated as of June 30, 1999, between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.

                  10.25 Letter Agreement dated as of June 30, 1999 between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.

                  21      Schedule of TransMontaigne Inc. Subsidiaries. FILED
                          HEREWITH.

                  23.1    Consent of KPMG LLP. FILED HEREWITH.

                  27 Financial Data Schedule for the Fiscal Year Ended June 30, 1999. FILED HEREWITH.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K (continued)

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended June 30, 1999 and are included in this Form 10-K by reference:

     April 1, 1999 reporting Item 5 of Form 8-K announcing the completion of a private placement of $170 million of Series A Convertible Preferred Stock Units; and Item 7 of Form 8-K, providing exhibits.

     May 4, 1999 reporting Item 5 of Form 8-K announcing the signing of a definitive agreement with Amerada Hess Corporation; and Item 7 of Form 8-K, providing the May 4, 1999 press release as the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRANSMONTAIGNE INC.

                                      By /s/ CORTLANDT S. DIETLER
                                         ------------------------
                                         Cortlandt S. Dietler
                                         Chairman and Chief Executive Officer
Date:  September 28, 1999
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 1999.

     Name and Signature                 Title
     ------------------                 -----

(i) Principal executive officer:

/s/ CORTLANDT S. DIETLER                Chairman, Chief Executive Officer and
------------------------                Director
Cortlandt S. Dietler

(ii) Principal operating officer:

/s/ RICHARD E. GATHRIGHT                President, Chief Operating Officer and
------------------------                Director
Richard E. Gathright

(iii) Principal financial officer:

/s/ HAROLD R. LOGAN, JR.                Executive Vice President/Finance,
------------------------                Treasurer and Director
Harold R. Logan, Jr.

(iv)  Principal accounting officer:

/s/ RODNEY S. PLESS                     Vice President, Controller and Chief
-------------------                     Accounting Officer
Rodney S. Pless

(v) Non Employee Directors:

/s/ THOMAS R. DENISON                   /s/ EDWIN H. MORGENS
---------------------                   --------------------
Thomas R. Denison                       Edwin H. Morgens

/s/ JOHN A. HILL                        /s/ SIMON B. RICH, JR.
------------------                      ----------------------
John A. Hill                            Simon B. Rich, Jr.

/s/ BRYAN H. LAWRENCE
---------------------
Bryan H. Lawrence