Form 10-Q
period 1999-09-30
TRANSMONTAIGNE INC
filed 1999-11-15
CIK 755199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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


                                Yes [X]  No [ ]


As of November 1, 1999 there were 30,592,024 shares of the registrant's Common Stock outstanding.

                              TRANSMONTAIGNE INC.

                                     INDEX



                        PART I.   FINANCIAL INFORMATION



                                                                        Page No.
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 1999 and June 30, 1999 (Unaudited).....................4

          Condensed Consolidated Statements of Operations
          Three Months Ended September 30, 1999 and 1998 (Unaudited)...........5

          Condensed Consolidated Statements of Stockholders' Equity
          Year Ended June 30, 1999 and
          Three Months Ended September 30, 1999 (Unaudited)....................6

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1999 and 1998 (Unaudited)...........7

          Notes to Condensed Consolidated Financial Statements.................8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........27


                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K....................................28

          Signatures..........................................................29

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.   FINANCIAL STATEMENTS


The condensed consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following page.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 1999 and June 30, 1999 (Unaudited)
(In thousands)

                                                                                         September 30,             June 30,
Assets                                                                                        1999                  1999
------                                                                              ---------------------    --------------------
Current assets:
     Cash and cash equivalents                                                      $               3,523                  13,927
     Trade accounts receivable                                                                    156,690                 174,122
     Inventories                                                                                  286,602                 378,207
     Deferred tax assets, net                                                                       2,604                       -
     Prepaid expenses                                                                               3,829                   4,355
                                                                                    ---------------------    --------------------
                                                                                                  453,248                 570,611
                                                                                    ---------------------    --------------------

Property, plant and equipment:
     Land                                                                                          42,773                  42,773
     Plant and equipment                                                                          447,565                 431,141
     Accumulated depreciation                                                                     (43,549)                (37,572)
                                                                                    ---------------------    --------------------
                                                                                                  446,789                 436,342
                                                                                    ---------------------    ---------------------

Investments and other assets:
     Investments in petroleum related assets                                                       46,141                  46,141
     Deferred debt issuance costs, net                                                             10,791                  11,529
     Unrealized gains on energy related contracts                                                   7,975                   8,996
     Other assets, net                                                                             20,850                  21,889
                                                                                    ---------------------    --------------------
                                                                                                   85,757                  88,555
                                                                                    ---------------------    --------------------

                                                                                    $             985,794               1,095,508
                                                                                    =====================    ====================
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Trade accounts payable                                                         $             113,936                 164,162
     Inventory due under exchange agreements                                                       33,385                  25,791
     Excise taxes payable                                                                          31,987                  25,681
     Other accrued liabilities                                                                      8,088                   5,371
     Current portion of long-term debt                                                              2,000                   2,000
                                                                                    ---------------------    --------------------
                                                                                                  189,396                 223,005
                                                                                    ---------------------    --------------------

Long-term debt                                                                                    427,489                 495,672

Deferred tax liabilities, net                                                                           -                     780

Stockholders' equity:
     Preferred stock, par value $.01 per share, authorized
          2,000,000 shares, issued and outstanding 170,115
          shares Series A Convertible at September 30, 1999 and June 30, 1999,
          liquidation preference of $170,115,000                                                        2                       2
     Common stock, par value $.01 per share,
          authorized 80,000,000 shares at September 30, 1999 and June 30, 1999, issued and outstanding 30,591,024 shares at September 30, 1999
          and 30,479,024 shares at June 30, 1999                                                      306                     305
     Capital in excess of par value                                                               368,394                 367,235
     Unearned compensation                                                                         (1,100)                      -
     Retained earnings                                                                              1,307                   8,509
                                                                                    ---------------------    --------------------
                                                                                                  368,909                 376,051
                                                                                    ---------------------    --------------------


                                                                                    $             985,794               1,095,508
                                                                                    =====================    ====================

See accompanying notes to condensed consolidated financial statements.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 1999 and 1998 (Unaudited)
(In thousands, except per share amounts)

                                                                                       1999                           1998
                                                                              ---------------------          ---------------------

Revenues                                                                      $           1,148,867                        463,121

Costs and expenses:
     Product costs                                                                        1,119,814                        443,206
     Operating expenses                                                                      16,225                          8,517
     General and administrative                                                               5,875                          3,035
     Depreciation and amortization                                                            6,246                          2,793
                                                                              ---------------------          ---------------------
                                                                                          1,148,160                        457,551
                                                                              ---------------------          ---------------------

               Operating income                                                                 707                          5,570

Other income (expenses):
     Dividend income from petroleum related assets                                              491                              -
     Interest income                                                                            887                            378
     Interest expense                                                                        (9,488)                        (2,475)
     Amortization of deferred debt issuance costs                                              (851)                          (123)
     Other financing costs                                                                     (206)                           (86)
                                                                              ---------------------          ---------------------
                                                                                             (9,167)                        (2,306)
                                                                              ---------------------          ---------------------

               Earnings (loss) before income tax                                             (8,460)                         3,264

Income tax (expense) benefit                                                                  3,384                         (1,240)
                                                                              ---------------------          ---------------------

               Net earnings (loss)                                                           (5,076)                         2,024

Preferred stock dividends                                                                    (2,126)                             -
                                                                              ---------------------          ---------------------

               Net earnings (loss) attributable to
                    common stockholders                                       $              (7,202)                         2,024
                                                                              =====================          =====================
Weighted average common
     shares outstanding:
               Basic                                                                         30,485                         25,963
                                                                              =====================          =====================
               Diluted                                                                       30,485                         26,679
                                                                              =====================          =====================

Earnings (loss) per common share:
               Basic                                                          $               (0.24)                          0.08
                                                                              =====================          =====================
               Diluted                                                        $               (0.24)                          0.08
                                                                              =====================          =====================

See accompanying notes to condensed consolidated financial statements.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
Year Ended June 30, 1999 and Three Months Ended September 30, 1999 (Unaudited) (In thousands)

                                                                       Capital in
                                                Preferred    Common     excess of       Unearned       Retained
                                                  stock      stock      par value     Compensation     earnings      Total
                                              -----------  ---------  ------------   --------------   ------------  --------

Balance at June 30, 1998                      $         -        260       136,780             (618)         8,844   145,266

Preferred stock issued in connection
     with stock purchase agreements                     2          -       170,113                -              -   170,115
Costs related to issuance of preferred
     stock                                              -          -          (327)               -              -      (327)
Common stock issued for options
     exercised                                          -          -            84                -              -        84
Common stock issued for services                        -          -            93                -              -        93
Tax benefit arising from options
     exercised                                          -          -            63                -              -        63
Unearned compensation related to
     restricted stock awards                            -          -           162             (162)             -         -
Amortization of unearned compensation                   -          -             -              780              -       780
Common stock issued in acquisition of
     Louis Dreyfus Energy Corp.                         -         45        60,390                -              -    60,435
Common stock repurchased and retired                    -          -          (123)               -              -      (123)
Preferred stock dividends                               -          -             -                -         (2,274)   (2,274)
Net earnings                                            -          -             -                -          1,939     1,939
                                              -----------  ---------  ------------   --------------   ------------  --------

Balance at June 30, 1999                                2        305       367,235                -          8,509   376,051

Common stock issued for options
     exercised                                          -          -            60                -              -        60
Unearned compensation related to
     restricted stock awards                            -          1         1,099           (1,100)             -         -
Preferred stock dividends                               -          -             -                -         (2,126)   (2,126)
Net loss                                                -          -             -                -         (5,076)   (5,076)
                                              -----------  ---------  ------------   --------------   ------------  --------

Balance at September 30, 1999                 $         2        306       368,394           (1,100)         1,307   368,909
                                              ===========  =========  ============   ==============   ============  ========

See accompanying notes to condensed consolidated financial statements.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 1999 and 1998 (Unaudited)
(In thousands)


                                                                                         1999                        1998
                                                                                ---------------------       ---------------------
Cash flows from operating activities:
 Net earnings (loss)                                                            $              (5,076)                      2,024
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                                                6,246                       2,793
   Deferred tax expense (benefit)                                                              (3,384)                      1,115
   Loss (gain) on disposition of assets                                                            (1)                          8
   Amortization of unearned compensation                                                            -                          92
   Amortization of deferred debt issuance costs                                                   851                         123
   Changes in operating assets and liabilities,
    net of noncash activities:
     Trade accounts receivable                                                                 17,432                      (5,295)
     Inventories                                                                               92,626                      (6,848)
     Prepaid expenses                                                                             526                         (79)
     Trade accounts payable                                                                   (50,226)                      4,470
     Inventory due under exchange
      agreements                                                                                7,594                       2,034
     Excise taxes payable and other
      accrued liabilities                                                                       9,023                      38,515
                                                                                ---------------------       ---------------------
       Net cash provided
        by operating activities                                                                75,611                      38,952
                                                                                ---------------------       ---------------------

Cash flows from investing activities:
 Purchases of property, plant and equipment                                                   (16,431)                    (18,653)
 Proceeds from sale of assets                                                                       2                           -
 Investment in West Shore Pipe Line Company                                                         -                     (29,275)
 Decrease (increase) in other assets, net                                                         776                        (617)
                                                                                ---------------------       ---------------------
       Net cash (used) by
        investing activities                                                                  (15,653)                    (48,545)
                                                                                ---------------------       ---------------------
Cash flows from financing activities:
 Borrowings (repayments) of long-term debt, net                                               (68,183)                     50,888
 Deferred debt issuance costs                                                                    (113)                         (8)
 Common stock issued for cash                                                                      60                           9
 Preferred stock dividends paid                                                                (2,126)                          -
                                                                                ---------------------       ---------------------
       Net cash provided (used)
        by financing activities                                                               (70,362)                     50,889
                                                                                ---------------------       ---------------------

       (Decrease) increase in cash
        and cash equivalents                                                                  (10,404)                     41,296

Cash and cash equivalents at beginning of year                                                 13,927                      27,215
                                                                                ---------------------       ---------------------

Cash and cash equivalents at end of year                                        $               3,523                      68,511
                                                                                =====================       =====================

See accompanying notes to condensed consolidated financial statements.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(1)  Summary of Significant Accounting Policies

     Nature of Business

     TransMontaigne Inc. ("TransMontaigne") provides a broad range of integrated transportation, terminaling, storage, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. TransMontaigne operations are divided into three logistical petroleum services business segments: pipelines, which includes transportation and delivery of refined petroleum products and crude oil; terminals, which includes terminaling and storage of refined petroleum products, crude oil, chemicals and other bulk liquids; and products, which includes supply, distribution and marketing of refined petroleum products and natural gas liquids ("NGL"); and a natural gas services business segment which includes gathering, treating, processing, fractionating and marketing NGL and natural gas. Segment information is presented in the notes to the condensed consolidated financial statements. TransMontaigne does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

     Basis of Presentation

     The condensed consolidated financial statements included in this Form 10-Q have been prepared by TransMontaigne without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries) which are, in the opinion of TransMontaigne management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although TransMontaigne believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations included in TransMontaigne's Annual Report on Form 10-K for the year ended June 30, 1999.

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

     The accounting and financial reporting policies of TransMontaigne and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. All significant intercompany accounts and transactions have been eliminated in consolidation.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(1)  Summary of Significant Accounting Policies (continued)

     Inventory Risk Management

     TransMontaigne utilizes derivative financial instruments to manage market risks associated with certain energy commodities.

     In connection with its products supply, distribution and marketing business, TransMontaigne engages in trading activities. Trading activities are accounted for using the mark-to-market method of accounting. In 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue
     No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998 and requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. TransMontaigne elected early adoption of EITF 98-10 during the fiscal year ended June 30, 1999. TransMontaigne, prior to the acquisition of Louis Dreyfus Energy Corp. ("LDEC"), valued inventory at the lower of cost or market, which was recorded at market at June 30, 1998. LDEC historically valued its inventory at market.

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

     TransMontaigne's Product and Risk Management Committee reviews the total inventory and risk position on a regular basis in order to ensure compliance with TransMontaigne's inventory management policies, including hedging and trading activities. Policy change requires the prior approval of the Product and Risk Management Committee and the Audit Committee of the Board of Directors.

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

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(1)  Summary of Significant Accounting Policies (continued)

     Reclassifications

     Certain amounts in the accompanying condensed consolidated financial statements for prior periods have been reclassified to conform to the classifications used at September 30, 1999.

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

     On October 30, 1998, TransMontaigne, through a wholly-owned subsidiary, TPSI, acquired all of the common stock of LDEC for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock valued at $60,435,000. In addition, TransMontaigne acquired LDEC's working capital for $192,492,000 cash. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Amoco, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. Effective April 1, 1999, TransMontaigne Product Services East Inc. ("TPSI-East") was merged into its parent, TransMontaigne Product Services Inc.

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

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(2)  Acquisitions (continued)

     The following summary presents unaudited actual and pro forma results of operations. The pro forma information for the three months ended September 30, 1998 assumes that the acquisition of LDEC occurred as of July 1, 1998, and combines the historical results of operations of TransMontaigne for the three months ended September 30, 1998 with the historical results of operations of LDEC for the three months ended September 30, 1998. The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if LDEC had been acquired as of the beginning of the pro forma period, or which will be attained in the future.



                                                                          Three Months Ended September 30,
                                                                   -------------------------------------------
                                                                           1999                     1998
                                                                   ------------------      -------------------
                                                                         (Actual)               (Pro forma)
                                                                   ------------------      -------------------
                                                                     (In thousands, except per share amounts)

Revenues                                                           $        1,148,867                1,066,894
                                                                   ==================      ===================

Net earnings (loss)                                                $           (5,076)                   4,011
Preferred stock dividends                                                      (2,126)                       -
                                                                   ------------------      -------------------
Net earnings (loss) attributable to common stockholders            $           (7,202)                   4,011
                                                                   ==================      ===================

Earnings (loss) per common share:
          Basic                                                    $            (0.24)                    0.13
                                                                   ===================     ===================
          Diluted                                                  $            (0.24)                    0.13
                                                                   ==================      ===================

(3)  Inventories

     TransMontaigne manages inventory by utilizing risk and portfolio management disciplines including certain hedging strategies, forward purchases and sales, swaps and other financial instruments to manage market exposure. In managing inventory balances and related financial instruments, management evaluates the market exposure from an overall portfolio basis which considers both continuous movement of inventory balances and related open positions in commodity trading instruments.

     TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates. Inventory is divided into inventory held for sale or exchange in the ordinary course of business and minimum inventory which represents working stocks (pipeline in-transit and minimum terminal inventory), pipeline line fill and terminal tank bottoms. Minimum inventory is required to be held for operating balances in the conduct of TransMontaigne's daily supply, distribution and marketing activities and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties.

     Contractual commitments are subject to risks including market value fluctuations, as well as counterparty credit and liquidity risk. TransMontaigne has established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master netting arrangements, letters of credit and other guarantees.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(4)  Property, Plant and Equipment

     Property, plant and equipment at September 30, 1999 and June 30, 1999 is as follows (in thousands):

                                                         September 30,             June 30,
                                                             1999                    1999
                                                     -------------------     -------------------

Land                                                 $            42,773                  42,773
Pipelines, rights of way
     and equipment                                                34,504                  33,661
Terminals and equipment                                          275,005                 268,936
Natural gas gathering
     and processing                                              114,775                 108,533
Other plant and equipment                                         23,281                  20,011
                                                     -------------------     -------------------
                                                                 490,338                 473,914
Less accumulated depreciation                                     43,549                  37,572
                                                     -------------------     -------------------

                                                     $           446,789                 436,342
                                                     ===================     ===================


(5)  Investments

     TransMontaigne, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company ("Lion"). Lion owns a 65,000 barrel per day refinery in El Dorado, Arkansas; a 188-mile crude oil transportation pipeline in east Texas; a 1,100-mile crude oil gathering system in south Arkansas and north Louisiana; and two refined petroleum products terminals in Tennessee. At September 30, 1999 and June 30, 1999, TransMontaigne's investment in Lion, carried at cost, was approximately $10,111,000.

     On September 18, 1998, TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), acquired for $29,219,000 cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. Effective December 31, 1998, TransMontaigne acquired for $5,488,000 cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1,186,000 cash an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed on January 7, 1999. TransMontaigne owns 20.38% of the common stock of West Shore at September 30, 1999. West Shore ownership as of September 30, 1999 also includes Citgo, Marathon, Equilon, Texaco, BP Amoco, Midwest (Union Oil), Mobil and Exxon. Although TransMontaigne owns 20.38%, it does not exercise significant influence over the operations of West Shore and therefore carries its $35,960,000 investment at cost. TransMontaigne recorded dividend income from West Shore of $491,000 during the three months ended September 30, 1999.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(6)    Long-term Debt

       Long-term debt at September 30, 1999 and June 30, 1999 is as follows (in thousands):

                                                                         September 30,             June 30,
                                                                             1999                    1999
                                                                     -------------------     -------------------
Line of credit                                                       $           350,505                 418,690
Senior promissory notes                                                           75,000                  75,000
12  3/4% senior subordinated debentures, net
     of discount (face amount $4,000,000)                                          3,984                   3,982
                                                                     -------------------     -------------------

                                                                                 429,489                 497,672
Less current maturity                                                              2,000                   2,000
                                                                     -------------------     -------------------
                                                                     $           427,489                 495,672
                                                                     ===================     ===================

     At September 30, 1999, TransMontaigne's bank credit facility consisted of a $600,000,000 credit facility led by BankBoston, N.A. The credit facility includes a $400,000,000 revolving component due December 31, 2003 and a $200,000,000 term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins, subject to a Eurodollar Rate pricing option at TransMontaigne's election. The average interest rate at September 30, 1999 was 8.5%.

     In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100 million of TransMontaigne's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years. On April 17, 1997 and December 16, 1997, TransMontaigne sold $50,000,000 of 7.85% and $25,000,000 of 7.22%
     Senior Notes due April 17, 2003 and October 17, 2004, respectively, all of which was outstanding at September 30, 1999.

     The bank credit facility and the Master Shelf Agreement were amended effective September 30, 1999. Each contains similar negative pledge covenants by TransMontaigne and its subsidiaries, are secured by the stock of the subsidiaries, and also include financial tests relating to interest coverage, leverage ratio, cash flow leverage ratio, consolidated tangible net worth, distributions and open inventory positions. As of September 30, 1999, TransMontaigne was in compliance with all such tests.

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

     Cash payments for interest were approximately $7,994,000 and $1,135,000 for the three months ended September 30, 1999 and 1998, respectively.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(7)  Stockholders' Equity

     On March 25, 1999 and March 30, 1999, TransMontaigne closed a private placement of $170,115,000 of $1,000 Series A Convertible Preferred Stock Units (the "Units"). Each Unit consists of one share of 5% convertible preferred stock (the "Preferred Stock"), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. TransMontaigne may redeem the Preferred Stock on December 31, 2003 at the liquidation value of $1,000 per share plus any accrued but unpaid dividends. If the Preferred Stock remains outstanding after December 31, 2003, the dividend rate will increase to an annual rate of 16%. The Preferred Stock is convertible any time and may be called for redemption by TransMontaigne after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. Proceeds were used to reduce bank debt incurred in connection with the LDEC acquisition and for general corporate purposes.

(8)  Restricted Stock

     TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the three months ended September 30, 1999 and 1998, the TransMontaigne Board of Directors awarded 100,000 and 12,000 shares to certain key employees, respectively. At March 25, 1999, the vesting of all the shares not then vested was accelerated due to an ownership change resulting from the private placement of the Series A Convertible Preferred Stock and the unamortized balance of the unearned compensation was fully amortized. Amortization of unearned compensation of $92,488 is included in general and administrative expense for the three months ended September 30, 1998.

(9)  Litigation

     TransMontaigne is a party to various claims and litigation in its normal course of business. Although no assurances can be given, TransMontaigne management believes that the ultimate resolution of such claims and litigation, individually or in the aggregate, will not have a materially adverse impact on TransMontaigne's financial position or its results of operations.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(10)  Earnings Per Share

      The following table reconciles the computation of basic EPS and diluted EPS for the three months ended September 30, 1999 and 1998:

                                                              1999                        1998
                                                      -----------------            ----------------
                                                         (In thousands, except per share amounts)

Net earnings (loss)                                   $          (5,076)                      2,024
Preferred stock dividends                                        (2,126)                          -
                                                      -----------------            ----------------

Net earnings (loss) attributable to common
     stockholders for basic EPS                                  (7,202)                      2,024
Effect of dilutive securities                                         -                           -
                                                      -----------------            ----------------
Net earnings (loss) attributable to common
     stockholders for diluted EPS                     $          (7,202)                      2,024
                                                      =================            ================

Basic weighted-average shares                                    30,485                      25,963
Effect of dilutive securities:
          Stock options                                               -                         534
          Stock warrants                                              -                         182
Diluted weighted-average shares                                  30,485                      26,679
                                                      =================            ================
Earnings (loss) per shares:
     Basic                                          $              (.24)                        .08
                                                      =================            ================
     Diluted                                        $              (.24)                        .08
                                                      =================            ================

(11) Business Segments

     TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne conducts its business through five segments:

     . Products - consists of services for the supply and distribution of refined petroleum products through product exchanges, and bulk purchases and sales in the physical, futures cash and New York Mercantile Exchange ("NYMEX") markets, and the marketing of refined petroleum products and NGL to retail, wholesale and industrial customers at truck terminal rack locations, and providing related value-added fuel procurement and management services.

     . Terminals - consists of services provided through the ownership and/or operation of terminaling and storage facilities handling petroleum products, chemicals and other bulk liquids with receipt and delivery connections via pipelines, barges, tankers, rail cars and trucks.

     . Pipelines - consists of services provided through the ownership and operation of refined petroleum product pipelines, and a crude oil gathering pipeline system, and related delivery and storage facilities with interconnections to other pipelines and to terminaling, storage delivery facilities.

     . Natural gas - consists of services provided through the ownership and operation of natural gas pipeline gathering systems, processing plants and related facilities for the gathering, treating, processing, fractionating and reselling of natural gas and NGL.

     . Corporate - consists of assets and corporate income and expense not specifically included in other business segments.

     Eliminations represent intercompany transactions between TransMontaigne's business segments, primarily relating to services performed by the terminals and pipelines segments for and sales of NGL by the natural gas segment to the product segment.

TRANSMONTAIGNE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999


(11) Business Segments (continued)

     Information about TransMontaigne's business segments for the three months ended September 30, 1999 and 1998 is summarized below (in thousands):

                                                                     1999                         1998
                                                            --------------------         --------------------
Revenues:
     Products                                               $          1,131,031                      446,758
     Terminals                                                            15,707                        6,392
     Pipelines                                                             3,966                        4,484
     Natural gas                                                          18,041                       13,298
     Corporate                                                               448                          380
     Eliminations                                                        (20,326)                      (8,191)
                                                            --------------------         --------------------
     Total consolidated                                     $          1,148,867                      463,121
                                                            ====================         ====================

Depreciation and amortization:
     Products                                               $                277                            5
     Terminals                                                             3,441                          820
     Pipelines                                                               338                          252
     Natural gas                                                           1,570                        1,491
     Corporate                                                               620                          225
                                                            --------------------         --------------------
     Total consolidated                                     $              6,246                        2,793
                                                            ====================         ====================

Operating income (loss):
     Products                                               $             (4,875)                       1,367
     Terminals                                                             3,082                        2,405
     Pipelines                                                             1,153                        1,702
     Natural gas                                                           1,797                          546
     Corporate                                                              (450)                        (450)
                                                            --------------------         --------------------
     Total consolidated                                     $                707                        5,570
                                                            ====================         ====================

Identifiable assets:
     Products                                               $            459,041                      107,055
     Terminals                                                           307,655                       70,822
     Pipelines                                                            65,516                       57,727
     Natural gas                                                         101,597                       93,878
     Corporate                                                            57,460                       96,546
     Eliminations                                                         (5,475)                      (9,146)
                                                            --------------------         --------------------
     Total consolidated                                     $            985,794                      416,882
                                                            ====================         ====================

Capital expenditures:
     Products                                               $                  -                            -
     Terminals                                                             7,317                       11,900
     Pipelines                                                               844                        4,394
     Natural gas                                                           6,249                        1,337
     Corporate                                                             2,021                        1,022
                                                            --------------------         --------------------
     Total consolidated                                     $             16,431                       18,653
                                                            ====================         ====================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

TransMontaigne provides a broad range of integrated transportation, terminaling, storage, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. TransMontaigne operations are divided into three logistical petroleum services business segments: pipelines, which includes transportation and delivery of refined petroleum products and crude oil; terminals, which includes terminaling and storage of refined petroleum products, crude oil, chemicals and other bulk liquids; and products, which includes supply, distribution and marketing of refined petroleum products and natural gas liquids; and a natural gas services business segment which includes gathering, treating, processing, fractionating and marketing natural gas liquids ("NGL") and natural gas. Segment information is presented in the notes to the condensed consolidated financial statements. TransMontaigne does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne's refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of 3 pipeline systems with approximately 850 miles of petroleum products and crude oil pipeline and 73 terminal, storage and delivery facilities located in 19 states with a combined tank storage capacity of 20,000,000 barrels. TransMontaigne's natural gas gathering and processing assets consist of 6 gathering and processing systems in 4 states and 1 Canadian province with combined throughput capacity of 115 million cubic feet per day and over 2,900 miles of pipelines. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations.

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

On October 30, 1998, TransMontaigne acquired all of the common stock of LDEC for approximately $161,000,000, including $100,565,000 cash and 4.5 million shares of TransMontaigne common stock valued at $60,435,000. In addition, TransMontaigne acquired LDEC's working capital for $192,492,000 cash. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Amoco, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of TransMontaigne owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems.

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

On July 29, 1998, TransMontaigne acquired the Southwest Terminal for $6,500,000 cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors which could cause actual results to differ materially from those in the forward looking statements herein include but not limited to the following: TransMontaigne's success in expanding its business by capitalizing on the trend by other companies in the oil and gas industry to divest assets and outsource certain services, TransMontaigne will generate net operating margins affected by price volatility of products purchased and sold, TransMontaigne will enter into transactions with counterparties having the ability to meet their financial commitments to TransMontaigne, TransMontaigne will not incur unanticipated costs in complying with current and future environmental regulations, TransMontaigne will replace the supply of dedicated natural gas reserves gathered and processed by its facilities, TransMontaigne will generate working capital internally, or have the ability to access debt and equity resources, to meet its capital requirements, operating and financial risk related to managing rapid growth, and TransMontaigne will achieve Year 2000 compliance without incurring material costs adversely impacting its operating results. Although TransMontaigne believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved.

RESULTS OF OPERATIONS

TransMontaigne reported a net loss of $5,076,000 for the three months ended September 30, 1999, compared to net earnings of $2,024,000 for the three months ended September 30, 1998, a decrease of $7,100,000. After preferred stock dividends, net earnings (loss) attributable to common stockholders were $(7,202,000) and $2,024,000 for the three months ended September 30, 1999 and 1998, respectively. Loss per common share for the three months ended September 30, 1999 was $(.24) basic and $(.24) diluted based on 30,485,000 weighted average basic and diluted shares outstanding compared to earnings per share of $.08 basic and $.08 diluted for the three months ended September 30, 1998.

Selected financial data from TransMontaigne's business segments are summarized below (in thousands):

                                                                              Three Months Ended
                                                                                September 30,
                                                                     ---------------------------------
                                                                           1999               1998
                                                                     --------------     --------------
Net operating margins (1):
     Product operations:
          Products                                                   $        3,322              2,328
          Market valuation change on minimum inventory (2)                   (5,113)                 -
                                                                     --------------     --------------
                                                                             (1,791)             2,328
     Terminal operations                                                      8,042              3,523
     Pipeline operations                                                      2,158              2,718
     Natural gas services operations                                          4,419              2,829
                                                                     --------------     --------------
          Total net operating margins                                        12,828             11,398

General and administrative expenses                                           5,875              3,035
Depreciation and amortization expenses                                        6,246              2,793
                                                                     --------------     --------------
          Operating income                                                      707              5,570

Interest expense and other costs                                            (10,545)            (2,684)
Dividend and interest income                                                  1,378                378
Income tax (expense) benefit                                                  3,384             (1,240)
                                                                     --------------     --------------
          Net earnings (loss)                                                (5,076)             2,024

Preferred stock dividends                                                    (2,126)                 -
                                                                     --------------     --------------
          Net earnings (loss) attributable to common
           stockholders                                              $       (7,202)             2,024
                                                                     ==============     ==============

(1) Net operating margins represent revenues less product costs and operating expenses for the product and natural gas services segments and revenues less operating expenses for terminal and pipeline operations.

(2) TransMontaigne did not measure the market change on its minimum inventory separately in the prior periods since it was not on mark to market accounting for its inventories. Therefore, there is not a comparable amount for the prior period.

Selected volumetric data for TransMontaigne's business segments are summarized below:

                                                                              Three Months Ended
                                                                                  September 30,
                                                                         ---------------------------
                                                                             1999             1998
                                                                         ----------         --------
     Products volumes - barrels per day                                     758,306          270,545
     Terminal volumes - barrels per day                                     504,197          158,579
     Pipeline volumes - barrels per day                                      80,456           72,999
     Natural gas volumes:
          Inlet - million cubic feet per day                                     69               59
          NGL production - barrels per day                                    6,808            6,857
          Residue production - million British Thermal Units per             44,810           47,622
           day
     Note:   1 barrel equals 42 gallons

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1998

Product Operations

Product revenues and fees are generated from bulk sales and exchanges of refined petroleum products to major energy companies and large independent energy companies; wholesale distribution and sales of refined petroleum products to jobbers and retailers; regional and national industrial end-user and commercial wholesale storage and forward sales marketing contracts of refined petroleum products; and tailored short and long-term fuel margin and risk management arrangements to wholesale, retail and industrial end-users. Refined petroleum products storage and forward sales transactions enable TransMontaigne to purchase refined petroleum products inventory; utilize proprietary and leased tankage, as well as line space controlled by TransMontaigne in major common carrier pipelines; arbitrage location product prices differentials and transportation costs; store the inventory; and, depending upon market conditions, realize margins through sales in the futures cash market or NYMEX contracts. All energy related contracts are marked to market with changes being recognized in operations. Margin and risk management provide both TransMontaigne's large and small volume customers an assured, ratable and cost effective short or long-term delivered source of refined petroleum product supply through proprietary pipelines and terminals, as well as through non-proprietary pipeline, terminal, truck, rail and barge distribution channels.

TransMontaigne's refined petroleum products inventory consists primarily of gasoline and distillates. Inventory is divided into inventory held for sale or exchange in the ordinary course of business and minimum inventory which represents working stocks (pipeline in-transit and minimum terminal inventory), pipeline line fill and terminal tank bottoms. Minimum inventory is required to be held for operating balances in the conduct of TransMontaigne's daily supply, distribution and marketing activities and is maintained both in tanks and pipelines owned by TransMontaigne and pipelines owned by third parties.

Product costs of product operations consist primarily of the cost of products purchased, but also include transportation, storage, terminaling and sales commission costs. In addition, product costs include the market valuation change of the refined petroleum products minimum inventory.

Operating expenses of product operations primarily include wages and employee benefits, property taxes, travel and entertainment expenses.

The net operating margin from product operations for the three months ended September 30, 1999 was $(1,791,000), which includes a $(5,113,000) market valuation change on minimum inventory. This net operating margin compares to a net operating margin of $2,328,000 for the three months ended September 30, 1998. Revenues were $1,131,031,000 for the three months ended September 30, 1999 compared to $446,758,000 for the three months ended September 30, 1998, an increase of $684,273,000. Revenues increases were due to an increase of 44,875,000 barrels sold as a result of the inclusion of the LDEC operations and an increase in the price per barrel of refined petroleum products over the three months ended September 30, 1998.

TransMontaigne's strategy of hedging its inventory resulted in no benefit from the price increase of crude oil and refined petroleum products during the three months ended September 30, 1999. For the three months ended September 30, 1999 the petroleum market pricing structure, as indicated by the NYMEX futures market, was in an inverse for gasoline of approximately $.035 per gallon, i.e., nearby futures prices were higher than the succeeding periods. This compares to a $.005 carry, i.e., nearby futures prices were lower than succeeding periods, for the same period in 1998. For the quarter ended September 30, 1999 the distillate market was in a carry of approximately $.0120 as compared to $.0275 for the same period in 1998. TransMontaigne obtains maximum margin by utilizing its storage space and inventory positions when the market structure is in a carry. The gasoline inverse and diminished distillate carry resulted in a reduced operating margin for the three months ended September 30, 1999.

Terminal Operations

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

Operating expenses of terminal operations include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

The net operating margin from terminal operations for the three months ended September 30, 1999 was $8,042,000 compared to $3,523,000 for the three months ended September 30, 1998, an increase of $4,519,000. The margin per barrel for the three months ended September 30, 1999 of $.17 decreased $.07 compared to the three months ended September 30, 1998. The increase in net operating margin resulted from a $9,315,000 increase in revenues which was partially offset by a $4,796,000 increase in operating costs. These increases were the result of terminal acquisitions during the past year and the related additional 36,316,000 barrels handled. The decrease in the margin per barrel resulted from increased handling of lower margin activity and increased operating costs.

Pipeline Operations

Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. TransMontaigne's interstate pipeline systems transport refined petroleum products and their tariffs are regulated by the Federal Energy Regulatory Commission ("FERC"). TransMontaigne's intrastate pipeline transports crude oil and its tariffs are not regulated by the FERC, but are regulated by the Texas Railroad Commission.

Operating expenses of pipeline operations include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

The net operating margin from pipeline operations for the three months ended September 30, 1999 was $2,158,000 compared to $2,718,000 for the three months ended September 30, 1998, a decrease of $560,000. The margin per barrel for the three months ended September 30, 1999 of $.29 decreased $.11 compared to the three months ended September 30, 1998. Pipeline volumes per day increased 7,475 barrels primarily due to increased short haul movements in the East Chicago area. The decreases in the net operating margin and the margin per barrel resulted from a decrease in higher tariff movements, minimal increase in operating costs and the transfer of non-carrier assets and their associated margins to terminal operations.

Natural Gas Services Operations

Natural gas gathering and processing revenues are based on the inlet volume of natural gas purchased from producers under both percentage of proceeds and fee based arrangements. Natural gas is gathered and processed into residue natural gas and NGL products, principally propane, butane and natural gasoline. The NGL products are transported by truck or pipeline to storage facilities from which they are further transported and marketed by TransMontaigne to wholesalers and end-users. The residue natural gas is delivered to and marketed through connections with third-party interstate natural gas pipelines.

Product costs of natural gas services operations consist primarily of the cost of product purchased and transportation costs.

Operating expenses of natural gas services operations include wages and employee benefits, utilities, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

The net operating margin from natural gas services operations for the three months ended September 30, 1999 was $4,419,000 compared to $2,829,000 for the three months ended September 30, 1998, an increase of $1,590,000. Revenues for the three months ended September 30, 1999 were $18,041,000 compared to $13,298,000 for the three months ended September 30, 1998, an increase of $4,743,000. Increases in net operating margin and revenues were attributable primarily to the higher NGL product prices, notwithstanding a decrease in NGL and residue natural gas production. NGL prices increased approximately $.13 per gallon over the prices for the three months ended September 30, 1998.

Corporate and Other

General and administrative expenses for the three months ended September 30, 1999 were $5,875,000 compared to $3,035,000 for the three months ended September 30, 1998, an increase of $2,840,000. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals and increased communication expenses directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operation of LDEC and the Hess Terminals and additional personnel costs related to a separation and release agreement.

Depreciation and amortization expenses for the three months ended September 30, 1999 were $6,246,000 compared to $2,793,000 for the three months ended September 30, 1998, an increase of $3,453,000. The increase was due primarily to approximately $240,000,000 of terminal related assets being acquired during the past year.

Other income for the three months ended September 30, 1999 included dividend income from West Shore of $491,000. Interest income for the three months ended September 30, 1999 was $887,000 compared to $378,000 for the three months ended September 30, 1998, an increase of $509,000. The increase in interest income was due primarily to the increase in interest bearing cash balances.

Interest expense, amortization of deferred debt issuance costs, and other financing costs during the three months ended September 30, 1999 were $10,545,000 compared to $2,684,000 during the three months ended September 30, 1998, an increase of $7,861,000. The increase in interest expense of $7,013,000 was due to a $323,500,000 increase in average outstanding debt, primarily to fund acquisitions and increased working capital requirements and increased average interest rates from 7.2% to 8.3%. Amortization of deferred debt issuance costs increased $728,000 largely due to amortization of costs incurred in securing a restructured BankBoston, N.A. credit facility and additional costs associated with amending the Master Shelf Agreement.

Income tax benefit was $3,384,000 for the three months ended September 30, 1999, which represents an effective combined federal and state income tax rate of 40%. Income tax expense was $1,240,000 for the three months ended September 30, 1998, which represents an effective combined federal and state income tax rate of 38%.

The net loss for the three months ended September 30, 1999 was $5,076,000 compared to net earnings of $2,024,000 for the three months ended September 30, 1998, a decrease of $7,100,000. The net loss resulted from increased general and administrative expenses; additional depreciation and amortization expenses attributable to the acquisitions and facilities expansion projects; increased interest expense, primarily attributable to the financing of acquisitions during the past year and increased working capital requirements; and negative net operating margin contribution from products operations as the result of the $5,113,000 negative market valuation change on minimum inventory. The net loss was partially offset by increased net operating margin contributions from terminal operations and natural gas services operations.

Preferred stock dividends on the Series A Convertible Preferred Stock were $2,126,000 for the three months ended September 30, 1999. The preferred stock dividends were paid September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

TransMontaigne believes that its current working capital position; future cash provided by operating activities; proceeds from the private placement or public offering of debt and common stock; available borrowing capacity under the bank credit facility and the Master Shelf Agreement; additional borrowing allowed under those agreements; and its relationship with institutional lenders and equity investors should enable TransMontaigne to meet its current capital requirements. In addition, TransMontaigne is in the process of evaluating the disposition of certain assets, including the natural gas services segment.

Net cash provided by operating activities was $75,611,000 for the three months ended September 30, 1999, which was attributable primarily to decreased inventories and trade accounts receivable, reduced by decreased trade accounts payable and net loss before income taxes. Net cash provided by operating activities was $38,952,000 for the three months ended September 30, 1998, which was attributable primarily to increase in current liabilities and net earnings before income taxes, reduced by an increase in inventory and trade accounts receivable.

Net cash used by investing activities was $15,653,000 during the three months ended September 30, 1999 as TransMontaigne continued its growth through construction and improvements to existing operating facilities. Net cash used by investing activities was $48,545,000 during the three months ended September 30, 1998, which included the acquisition of the Southwest Terminal, a 15.38% common stock interest in West Shore, and enhancements to the pipeline and terminal facilities.

Net cash used by financing activities for the three months ended September 30, 1999 was $70,362,000, which primarily represented net repayments of $68,183,000 under TransMontaigne's credit facility. Net cash provided by financing activities for the three months ended September 30, 1998 of $50,889,000 represented borrowings under TransMontaigne's credit facility primarily used to finance operations and capital expenditures.

In March 1999, TransMontaigne closed a private placement of $170,115,000 of $1,000 Series A Convertible Preferred Stock Units (the "Units"). Each Unit consists of one share of 5% convertible preferred stock (the "Preferred Stock"), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. TransMontaigne may redeem the Preferred Stock on December 31, 2003 at the liquidation value of $1,000 per share plus any accrued but unpaid dividends. If the Preferred Stock remains outstanding after December 31, 2003, the dividend rate will increase to an annual rate of 16%. The Preferred Stock is convertible any time and may be called for redemption by TransMontaigne after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. Proceeds were used to reduce bank debt incurred in connection with the LDEC acquisition and for general corporate purposes.

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

At September 30, 1999, TransMontaigne had advances of $350,505,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option. The average interest rate at September 30, 1999 was 8.5%.

At September 30, 1999, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 and $25,000,000
of 7.22% Senior Notes due October 17, 2004.

The bank credit facility and the Master Shelf Agreement were amended effective September 30, 1999. Each contains similar negative pledge covenants by TransMontaigne and its subsidiaries, are secured by the stock of the subsidiaries, and also include financial tests relating to interest coverage, leverage ratio, cash flow leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of September 30, 1999, TransMontaigne was in compliance with all such tests.

Capital expenditures anticipated for the year ending June 30, 2000 are estimated to be $75,000,000 for pipeline, terminal and natural gas gathering and processing facilities, and assets to support these facilities and could exceed that amount if additional facilities enhancement projects and possible acquisitions being considered by TransMontaigne materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which TransMontaigne identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

ALTERNATIVE PERFORMANCE MEASURES

EBITDA represents earnings (loss) before income taxes plus interest expense, amortization of deferred debt issuance costs, other financing costs and depreciation and amortization. Adjusted EBITDA represents EBITDA less positive or plus negative market valuation change on minimum inventory. EBITDA and adjusted EBITDA are used by management as part of its overall assessment of TransMontaigne's performance by analyzing and comparing EBITDA and adjusted EBITDA between reporting periods. Management believes that, in addition to cash flow from operations, as well as operating income and net earnings (determined in accordance with generally accepted accounting principles) as indicators of operating performance, EBITDA is used by the financial community to measure operating effectiveness and as a method to evaluate the market value of companies like TransMontaigne. Adjusted EBITDA is used to evaluate TransMontaigne's ability to incur and service debt and to fund capital expenditures, although it is not considered in isolation or a substitute for the other measurements of performance and liquidity. Management believes that adjusted EBITDA is an alternative measurement because it excludes temporary gains and losses on minimum inventory that will not be realized until the liquidation of the underlying physical inventory. TransMontaigne's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

EBITDA for the three months ended September 30, 1999 was $8,331,000, a 5% decrease over EBITDA of $8,741,000 for the three months ended September 30, 1998. Adjusted EBITDA for the three months ended September 30, 1999 was $13,444,000 which excludes $5,113,000 negative market valuation change on minimum inventory.

Working capital required to support TransMontaigne's business operations, principally to carry accounts receivable and inventory, is provided by advances from its bank credit facility. Interest expense related to working capital advances is not included in the determination of EBITDA. For the three months ended September 30, 1999 and 1998, interest expense attributable to working capital advances was approximately $5,195,000 and $799,000, respectively.

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

In response, TransMontaigne has developed a "Year 2000" Plan. While achieving Year 2000 readiness does not mean correcting every Year 2000 limitation, critical systems, as well as relationships with third-party customers, vendors and local, state and federal government agencies have been, and continue to be, evaluated and are expected to be suitable for continued use into and beyond the Year 2000. The Year 2000 Plan has been presented to the Board of Directors and periodic progress updates regarding its implementation have been provided. The purpose of the Year 2000 Plan is to define and provide a continuing process for inventory, inventory assessment, remediation, testing, and contingency planning to achieve a level of readiness that will effectively deal with the Year 2000 concerns in a timely manner. These five steps are more fully addressed in the three phases outlined below:

     A. Assessment - This involves the inventory and evaluation of TransMontaigne's Information Technology, Embedded Technology, and third-party customers, vendors and state and federal governmental agencies believed to be material to TransMontaigne's business, results of operations, or financial condition ("Key Parties").

     B. Remediation Planning - This involves the development of remediation plans which will enable business assets and business relationships critical to TransMontaigne's business operations to be Year 2000 ready.

     C. Plan Implementation - This involves the implementation of remediation plans, including post-remediation testing and contingency planning.

Implementation of TransMontaigne's Year 2000 Plan is directly supervised by a Senior Vice President who coordinates the implementation of the Year 2000 Plan among TransMontaigne's individual business units. TransMontaigne has established an internal group to identify and assess potential areas of risk and to make any required modifications to computer systems and equipment used in TransMontaigne's business activities. TransMontaigne has also undertaken to monitor the compliance efforts of Key Parties, whose Information Technology and/or Embedded Technology interfaces with that of TransMontaigne, or whose services are critical to the ongoing business of TransMontaigne in order to ensure that operations will not be adversely affected by the Year 2000 compliance problems of third-parties. TransMontaigne has contacted 632 Key Parties by letter requesting detailed information to be completed and returned to it. Through September 30, 1999, responses had been received from 77% of those contacted. Non-respondents have been contacted by phone or by letter in order of importance to follow up and obtain responses to outstanding requests for information and compliance status.

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

TransMontaigne believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete the Year 2000 Plan within a time frame which will enable its Information Technology and Embedded Systems to function without significant disruption in the Year 2000. Inventory and inventory assessment were substantially finalized at December 31, 1998. The remediation, testing and contingency planning was substantially completed at September 30, 1999. Business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the overall program as necessary.

Through September 30, 1999, TransMontaigne had incurred third party costs of approximately $1,325,000 related to Year 2000 compliance matters. These costs have been funded through operating cash flows and do not include internal costs. TransMontaigne does not presently separately record internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in carrying out the Year 2000 Plan, as well as related travel and other out-of-pocket expenses.

Although TransMontaigne anticipates that minimal business disruption will occur as a result of Year 2000 issues, in the event TransMontaigne's Information Technology and Embedded Technology, or those owned and operated by Key Parties, should fail to function properly, possible consequences include but are not limited to small, localized, loss of communications links with pipeline control centers, terminal automation systems and field offices; loss of electric power; and inability to automatically process commercial transactions, or engage in similar normal automated or computerized business activities. Contingency plans have been and are continuing to be developed to address the results of these potentially isolated events to facilitate the resumption of normal operations following disruption. However, it is also possible that the scope of Year 2000 issues involving Key Parties may result in multiple concurrent events or disruptions, which may have a longer duration. In such event, depending upon the number and duration of such disruptions and the number or importance of the facilities impacted, such disruptions could have a material adverse impact on the business, results of operations or financial condition of TransMontaigne. Accordingly, contingency plans have been developed to address possible worst case scenarios in order to minimize the impact of such events. Such plans include performing certain processes manually, changing suppliers and reducing or suspending certain non-critical aspects of TransMontaigne's operations. The contingency planning effort focuses on potential internal risks, as well as potential risks associated with Key Parties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with information set forth in Part II, Item 7A in TransMontaigne's Annual Report on Form 10-K for the year ended June 30, 1999, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

There are no material changes in market risks faced by TransMontaigne from those reported in its Annual Report on Form 10-K for the year ended June 30, 1999.

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       3.2A       Amended and Restated By-Laws. Incorporated by reference to
                  TransMontaigne Oil Company Form S-2/A filed January 16, 1997
                  (Securities and Exchange Commission File No. 333-18795).
       3.2B       Amendment to By-Laws dated August 14, 1998. FILED HEREWITH.
       3.2C       Amendment to By-Laws dated October 30, 1998.  FILED HEREWITH.
       3.2D       Amendment to By-Laws dated December 2, 1998.  FILED HEREWITH.
       3.2E       Amendment to By-Laws dated September 29, 1999. FILED HEREWITH.
       10.1       Amendment No. 1 dated as of June 29, 1999 to the Third Amended and Restated Credit Agreement between TransMontaigne Inc. and
                  BankBoston, N.A., as Agent, dated as of June 29, 1999. FILED
                  HEREWITH.
       10.2       Amendment No. 2 dated as of September 30, 1999 to the Third
                  Amended and Restated Credit Agreement between TransMontaigne
                  Inc. and BankBoston, N.A., as Agent, dated as of June 29,
                  1999. FILED HEREWITH.
       10.3       Letter Amendment No. 6, dated as of September 30, 1999, to
                  Master Shelf Agreement dated as of April 17, 1997, among
                  TransMontaigne Oil Company, The Prudential Insurance Company
                  of America and U.S. Private Placement Fund. FILED HEREWITH.
       27         Financial Data Schedule.  FILED HEREWITH.



(b) The following report on Form 8-K was filed during the quarter ended September 30, 1999:

       A Form 8-K dated June 30, 1999 was filed on July 15, 1999 reporting Item 2 (the acquisition of assets from Amerada Hess Corporation).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 15, 1999           TRANSMONTAIGNE INC.
                                    (Registrant)



                                    /s/ CORTLANDT S. DIETLER
                                    ------------------------
                                    Cortlandt S. Dietler
                                    Chairman


                                    /s/ RODNEY S. PLESS
                                    --------------------
                                    Rodney S. Pless
                                    Vice President, Controller, Chief Accounting
                                    Officer and Chief Reporting Officer