Form 10-Q
period 1999-12-31
TRANSMONTAIGNE INC
filed 2000-02-14
CIK 755199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended December 31, 1999

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

                                 Yes [X] No [ ]

As of February 1, 2000 there were 30,592,024 shares of the registrant's Common Stock outstanding.


                               TRANSMONTAIGNE INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                         Page No.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 1999 (Unaudited) and June 30, 1999........................................4

         Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended December 31, 1999 and 1998 (Unaudited)...............5

         Condensed Consolidated Statements of Stockholders' Equity
         Year Ended June 30, 1999 and
         Six Months Ended December 31, 1999 (Unaudited).........................................6

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended December 31, 1999 and 1998 (Unaudited)................................7

         Notes to Condensed Consolidated Financial Statements...................................9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................................19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................30


                  PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................................31

Item 6.  Exhibits and Reports on Form 8-K......................................................32

         Signatures............................................................................33


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following page.



TRANSMONTAIGNE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
December 31, 1999 (Unaudited) and June 30, 1999
(In thousands, except share amounts)

Assets                                                                          December 31,             June 30,
------                                                                              1999                   1999
                                                                             -----------------      -----------------
Current assets:
     Cash and cash equivalents                                             $           36,015                 13,927
     Trade accounts receivable                                                        132,648                174,122
     Receivable from sale of Bear Paw Energy Inc.                                     131,150                      -
     Inventories                                                                      159,767                378,207
     Prepaid expenses                                                                   5,092                  4,355
                                                                             -----------------      -----------------
                                                                                      464,672                570,611
                                                                             -----------------      -----------------
Property, plant and equipment:
     Land                                                                              14,960                 15,165
     Plant and equipment                                                              339,339                458,749
     Accumulated depreciation                                                         (30,203)               (37,572)
                                                                             -----------------      -----------------
                                                                                      324,096                436,342
                                                                             -----------------      -----------------
Investments and other assets:
     Investments in petroleum related assets                                           46,141                 46,141
     Deferred tax assets, net                                                          27,380                      -
     Deferred debt issuance costs, net                                                  8,039                 11,529
     Unrealized gains on energy related contracts                                       4,987                  8,996
     Other assets, net                                                                  2,904                 21,889
                                                                             -----------------      -----------------
                                                                                       89,451                 88,555
                                                                             -----------------      -----------------
                                                                           $          878,219              1,095,508
                                                                             =================      =================
Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                                                $          104,196                164,162
     Inventory due under exchange agreements                                           49,685                 25,791
     Excise taxes payable                                                              51,243                 25,681
     Other accrued liabilities                                                          6,418                  5,371
     Current portion of long-term debt                                                  1,990                  2,000
                                                                             -----------------      -----------------
                                                                                      213,532                223,005
                                                                             -----------------      -----------------

Long-term debt                                                                        335,000                495,672

Deferred tax liabilities, net                                                               -                    780
Stockholders' equity:
    Preferred stock, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 170,115 shares Series A Convertible at December
      31, 1999 and June 30, 1999, liquidation preference of $170,115,000              170,115                170,115
    Common stock, par value $.01 per share, authorized 80,000,000 shares at
      December 31, 1999 and June 30, 1999, issued and outstanding 30,592,024
      shares at December 31, 1999 and 30,479,024 shares at June 30, 1999                  306                    305
    Capital in excess of par value                                                    198,313                197,122
    Unearned compensation                                                              (1,072)                     -
    Retained earnings (accumulated deficit)                                           (37,975)                 8,509
                                                                             -----------------      -----------------
                                                                                      329,687                376,051
                                                                             -----------------      -----------------
                                                                           $          878,219              1,095,508
                                                                             =================      =================

See accompanying notes to condensed consolidated financial statements.



TRANSMONTAIGNE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months and Six Months Ended December 31, 1999 and 1998 (Unaudited)
(In thousands, except per share amounts)

                                                               Three Months Ended                Six Months Ended
                                                                  December 31,                     December 31,
                                                         -------------------------------   -----------------------------
                                                              1999             1998            1999           1998
                                                         ----------------   ------------   -------------  --------------
Revenues                                               $       1,323,165        741,300       2,472,032       1,204,421

Costs and expenses:
     Product costs                                             1,308,525        714,084       2,428,339       1,157,290
     Operating expenses                                           16,887         10,640          33,112          19,157
     Impairment of long lived assets                              50,136              -          50,136               -
     General and administrative                                    5,825          5,182          11,700           8,217
     Depreciation and amortization                                 6,395          4,128          12,641           6,921
                                                         ----------------   ------------   -------------  --------------
                                                               1,387,768        734,034       2,535,928       1,191,585
                                                         ----------------   ------------   -------------  --------------

               Operating income (loss)                           (64,603)         7,266         (63,896)         12,836

Other income (expenses):
     Dividend income from petroleum related assets                   283            339             774             339
     Interest income                                                 295            381           1,182             759
     Gain on sale of Bear Paw Energy Inc.                         16,587              -          16,587               -
     Interest expense                                             (9,269)        (7,175)        (18,757)         (9,650)
     Amortization of deferred debt issuance costs                 (4,940)          (935)         (5,791)         (1,058)
     Other financing costs                                          (284)          (346)           (490)           (432)
                                                         ----------------   ------------   -------------  --------------
                                                                   2,672         (7,736)         (6,495)        (10,042)
                                                         ----------------   ------------   -------------  --------------
               Earnings (loss) before income taxes               (61,931)          (470)        (70,391)          2,794
Income tax (expense) benefit                                      24,776            178          28,160          (1,062)
                                                         ----------------   ------------   -------------  --------------
               Net earnings (loss)                               (37,155)          (292)        (42,231)          1,732
Preferred stock dividends                                         (2,127)             -          (4,253)              -
                                                         ----------------   ------------   -------------  --------------
               Net earnings (loss) attributable to
                    common stockholders                $         (39,282)          (292)        (46,484)          1,732
                                                         ================   ============   =============  ==============
Weighted average common shares outstanding:
               Basic                                              30,592         28,976          30,538          27,469
                                                         ================   ============   =============  ==============
               Diluted                                            30,592         28,976          30,538          28,201
                                                         ================   ============   =============  ==============
Earnings (loss) per common share:
               Basic                                   $           (1.28)         (0.01)          (1.52)           0.06
                                                         ================   ============   =============  ==============
               Diluted                                 $           (1.28)         (0.01)          (1.52)           0.06
                                                         ================   ============   =============  ==============

See accompanying notes to condensed consolidated financial statements.



TRANSMONTAIGNE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
Year Ended June 30, 1999 and Six Months Ended December 31, 1999 (Unaudited)

(In thousands)

                                                                                                       Retained
                                                                      Capital in                       earnings
                                           Preferred      Common       excess of       Unearned      (accumulated
                                             stock        stock        par value     Compensation      deficit)        Total
                                          ------------  -----------   ------------  ---------------  --------------  ----------

Balance at June 30, 1998                $           -          260        136,780             (618)          8,844     145,266

Preferred stock issued in connection
     with stock purchase agreements           170,115            -              -                -              -      170,115
Costs related to issuance of preferred
     Stock                                          -            -           (327)               -              -         (327)
Common stock issued for options
     Exercised                                      -            -             84                -              -           84
Common stock issued for services                    -            -             93                -              -           93
Tax benefit arising from options
     Exercised                                      -            -             63                -              -           63
Unearned compensation related to
     restricted stock awards                        -            -            162             (162)             -            -
Amortization of unearned compensation               -            -              -              780              -          780
Common stock issued in acquisition of
     Louis Dreyfus Energy Corp.                     -           45         60,390                -              -       60,435
Common stock repurchased and retired                -            -           (123)               -              -         (123)
Preferred stock dividends                           -            -              -                -          (2,274)     (2,274)
Net earnings                                        -            -              -                -           1,939       1,939
                                          ------------  -----------   ------------  ---------------  --------------  ----------
Balance at June 30, 1999                      170,115          305        197,122                -           8,509     376,051

Common stock issued for options
     Exercised                                      -            -             92                -              -           92
Unearned compensation related to
     restricted stock awards                        -            1          1,099           (1,100)             -            -
Amortization of unearned compensation               -            -              -               28              -           28
Preferred stock dividends                           -            -              -                -          (4,253)     (4,253)
Net loss                                            -            -              -                -         (42,231)    (42,231)
                                          ------------  -----------   ------------  ---------------  --------------  ----------

Balance at December 31, 1999            $     170,115          306        198,313           (1,072)       (37,975)     329,687
                                          ============  ===========   ============  ===============  ==============  ==========

See accompanying notes to condensed consolidated financial statements.



TRANSMONTAIGNE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 1999 and 1998 (Unaudited)

(In thousands)

                                                                                    1999                  1998
                                                                              ------------------    ------------------
Cash flows from operating activities:

     Net earnings (loss)                                                  $             (42,231)                1,732
     Adjustments to reconcile net earnings (loss) to net
       cash provided (used) by operating activities:
               Depreciation and amortization                                             12,641                 6,921
               Deferred tax expense (benefit)                                           (28,160)                  810
               Loss (gain) on disposition of assets                                     (16,546)                   14
               Impairment of long lived assets                                           50,136                     -
               Amortization of unearned compensation                                         28                   191
               Amortization of deferred debt issuance costs                               5,791                 1,058
               Changes in operating assets and liabilities,
                net of noncash activities:
                 Trade accounts receivable                                               41,474                10,351
                 Inventories                                                            222,449               (84,135)
                 Prepaid expenses                                                          (737)               (2,434)
                 Trade accounts payable                                                 (60,216)               33,152
                 Inventory due under exchange
                    Agreements                                                           23,894                 1,303
                 Excise taxes payable and other
                    accrued liabilities                                                  26,609                 5,773
                                                                              ------------------    ------------------
                           Net cash provided (used)
                              by operating activities                                   235,132               (25,264)
                                                                              ------------------    ------------------
Cash flows from investing activities:

     Purchases of property, plant and equipment                                         (45,920)              (40,224)
     Proceeds from sale of assets                                                           582                     -
     Acquisition of Louis Dreyfus Energy Corp.                                                -              (293,057)
     Investment in West Shore Pipe Line Company                                               -               (29,285)
     Increase in other assets, net                                                         (563)                 (251)
                                                                              ------------------    ------------------
                           Net cash (used) by
                              investing activities                                      (45,901)             (362,817)
                                                                              ------------------    ------------------
Cash flows from financing activities:

     Borrowings (repayments) of long-term debt, net                                    (160,682)              399,880
     Deferred debt issuance costs                                                        (2,300)               (9,423)
     Common stock issued                                                                     92                    32
     Common stock repurchased and retired                                                     -                  (123)
     Preferred stock dividends paid                                                      (4,253)                    -
                                                                              ------------------    ------------------
                           Net cash provided (used)
                              by financing activities                                  (167,143)              390,366
                                                                              ------------------    ------------------
                           Increase in cash
                              and cash equivalents                                       22,088                 2,285

Cash and cash equivalents at beginning of period                                         13,927                27,215
                                                                              ------------------    ------------------

Cash and cash equivalents at end of period                                $              36,015                29,500
                                                                              ==================    ==================

See accompanying notes to condensed consolidated financial statements.



TRANSMONTAIGNE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Six Months Ended December 31, 1999 and 1998 (Unaudited)

(In thousands)

                                                                                     1999                  1998
                                                                               ------------------    ------------------

Supplemental disclosures of cash flow information:

Acquisition of Louis Dreyfus Energy Corp. ("LDEC")

Fair value of assets acquired                                               $                 -               456,990
Fair value of liabilities assumed                                                             -              (103,498)
                                                                               ------------------    ------------------
                                                                                              -               353,492
Fair value of common stock issued                                                             -               (60,435)
                                                                               ------------------    ------------------
Cash paid in acquisition                                                    $                 -               293,057
                                                                               ==================    ==================
Disposition of Bear Paw Energy Inc. ("BPEI")
Carrying basis of assets sold                                               $           114,563                    -
Net gain on disposition                                                                  16,587                    -
                                                                               ------------------    ------------------
Total consideration received                                                $           131,150                    -
                                                                               ==================    ==================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(1)    Summary of Significant Accounting Policies

       Nature of Business

       TransMontaigne Inc. ("TransMontaigne") provides a broad range of integrated transportation, terminaling, storage, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. TransMontaigne operations are divided into three logistical petroleum services business segments: pipelines, which includes transportation and delivery of refined petroleum products and crude oil; terminals, which includes terminaling and storage of refined petroleum products, crude oil, chemicals and other bulk liquids; and products, which includes supply, distribution and marketing of refined petroleum products and natural gas liquids ("NGL"); and a natural gas services business segment which includes gathering, treating, processing, fractionating and marketing NGL and natural gas, which was divested effective December 31, 1999. Segment information is presented in the notes to the condensed consolidated financial statements. TransMontaigne does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

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

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(1)    Summary of Significant Accounting Policies (continued)

       Inventory Risk Management

       TransMontaigne utilizes derivative financial instruments to manage market risks associated with certain energy commodities.

       In connection with its products supply, distribution and marketing business, TransMontaigne engages in trading activities. Trading activities are accounted for using the mark-to-market method of accounting. During the fiscal year ended June 30, 1999, TransMontaigne adopted the provisions of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"), which requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings.

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

       Recently Issued Accounting Pronouncement

       In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 as amended by SFAS 137 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. TransMontaigne believes that SFAS 133 will not have a material impact on its accounting for price risk management activities.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(1)    Summary of Significant Accounting Policies (continued)

       Reclassifications

       Certain amounts in the accompanying condensed consolidated financial statements for prior periods have been reclassified to conform to the classifications used at December 31, 1999.

(2)    Disposition of Assets

       Effective December 31, 1999, TransMontaigne sold its natural gas gathering subsidiary, Bear Paw Energy Inc., ("BPEI"), to BPE Acquisition LLC ("BPE"), a special purpose entity formed by Bear Paw's management in association with Thomas J. Edelman and Chase Capital Partners. The sale of BPEI was for cash consideration of $107.5 million, plus $23.7 million of retroactive reimbursement for all of the capital expenditures made by TransMontaigne on BPEI's newly constructed Powder River coal seam gathering system from July 1, 1999 to December 31, 1999. This disposition generated an approximate $16.6 million net gain to TransMontaigne. In addition, TransMontaigne is carrying a liability of approximately $4 million which represents the working capital shortfall as of December 31, 1999. This amount is due BPE. The $131.2 million total sale proceeds received on January 20, 2000 were used to reduce long term debt and for general corporate purposes.

(3)    Acquisitions of Assets

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

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

       The following summary presents unaudited actual and pro forma results of operations. The pro forma information for the three months and six months ended December 31, 1998 assumes that the acquisition of LDEC occurred as of July 1, 1998, and combines the historical results of operations of TransMontaigne for the three months and six months ended December 31, 1998 with the historical results of operations of LDEC for the three months and six months ended December 31, 1998. The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if LDEC had been acquired as of the beginning of the pro forma period, or which will be attained in the future.


                                                 Three Months Ended December 31,         Six Months Ended December 31,
                                               -------------------------------------  -------------------------------------
                                                      1999                1998               1999                1998
                                                 ----------------    ---------------    ----------------    ---------------
                                                    (Actual)          (Pro forma)          (Actual)          (Pro forma)
                                                 ----------------    ---------------    ----------------    ---------------
                                                  (In thousands, except per share        (In thousands, except per share
                                                              amounts)                               amounts)

     Revenues                                $         1,323,165            987,659           2,472,032          2,054,553
                                                 ================    ===============    ================    ===============

     Net earnings (loss)                     $           (37,155)              (402)            (42,231)             3,544
     Preferred stock dividends                            (2,127)                 -              (4,253)                 -
                                                 ----------------    ---------------    ----------------    ---------------
     Net earnings (loss) attributable to
          common stockholders                $           (39,282)              (402)            (46,484)             3,544
                                                 ================    ===============    ================    ===============
     Earnings (loss) per common share:
               Basic                         $             (1.28)             (0.01)              (1.52)              0.12
                                                 ================    ===============    ================    ===============
               Diluted                       $             (1.28)             (0.01)              (1.52)              0.11
                                                 ================    ===============    ================    ===============

(4)    Inventories

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

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(5)    Property, Plant and Equipment

       Property, plant and equipment at December 31, 1999 and June 30, 1999 is as follows (in thousands):

                                          December 31,          June 30,
                                             1999                1999
                                       -----------------   ------------------

 Land                                $           14,960               15,165
 Pipelines, rights of way
      and equipment                              35,665               33,661
 Terminals and equipment                        279,688              296,544
 Natural gas gathering
      and processing                                  -              108,533
 Other plant and equipment                       23,986               20,011
                                       -----------------   ------------------
                                                354,299              473,914
 Less accumulated depreciation                   30,203               37,572
                                       -----------------   ------------------

                                     $          324,096              436,342
                                       =================   ==================

(6)    Investments

       TransMontaigne, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company ("Lion"). Lion owns a 65,000 barrel per day refinery in El Dorado, Arkansas; a 188-mile crude oil transportation pipeline in east Texas; a 1,100-mile crude oil gathering system in south Arkansas and north Louisiana; and two refined petroleum products terminals in Tennessee. At December 31, 1999 and June 30, 1999, TransMontaigne's investment in Lion, carried at cost, was approximately $10,111,000.

       TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Pipeline Inc., owns 20.38% common stock interest in West Shore Pipe Line Company ("West Shore"). Although TransMontaigne owns 20.38%, it does not exercise significant influence over the operations of West Shore and therefore carries its $35,960,000 investment at cost. TransMontaigne recorded dividend income from West Shore of $774,000 and $339,000 during the six months ended December 31, 1999 and 1998, respectively.

(7)    Impairment on long lived assets

       During the three months ended December 31, 1999, TransMontaigne recorded non-cash impairment charges totaling $50.1 million, before income taxes. These charges include $31.9 million relating to certain of TransMontaigne's refined petroleum product terminals added in the 1998 acquisition of LDEC and $18.2 million relating to certain intangible assets recorded as a result of the same acquisition. In accordance with generally accepted accounting principles, TransMontaigne is required to review the book values of long lived assets for impairment. In calculating this impairment charge, TransMontaigne applied FAS 121 in estimating future cash flows by terminal, discounting those estimated future cash flows at a 10% rate, which approximates TransMontaigne's cost of capital, and then comparing the discounted future cash flows to the net book value of each terminal. The impairment charge resulted from the change in the planned use of certain terminals and the abandonment of a pipeline that supplied one terminal, thereby significantly impacting the economic viability of such terminals. Each of these factors reduced or eliminated future cash flows. The $31.9 million impairment charge for the terminals reduces the book value of these assets to their estimated fair value as determined in TransMontaigne's impairment analysis.

       The additional $18.2 million impairment charge for the intangible assets represents the unamortized balance of these assets. Management's review of the market location differentials associated with these assets showed that TransMontaigne received little or no value from these assets in the last twelve months. In addition, management does not anticipate any material future value utilizing these assets.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(8)    Long-term Debt

       Long-term debt at December 31, 1999 and June 30, 1999 is as follows (in thousands):

                                                  December 31,   June 30,
                                                     1999          1999
                                                   ---------   ----------
Line of credit                                 $    260,000      418,690
Senior promissory notes                              75,000       75,000
12 3/4% senior subordinated debentures, net
  of discount                                         1,990        3,982
                                                   ---------   ----------
                                                    336,990      497,672
Less current maturity                                 1,990        2,000
                                                   ---------   ----------

                                               $    335,000      495,672
                                                   =========   ==========

       TransMontaigne's bank credit facility consisted of a $600,000,000 credit facility led by BankBoston, N.A. The credit facility includes a $400,000,000 revolving component due December 31, 2003 and a $200,000,000 term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins, subject to a Eurodollar Rate pricing option at TransMontaigne's election. The average interest rate at December 31, 1999 was 8.7%. In December 1999, TransMontaigne entered into an agreement to sell its subsidiary, BPEI, and utilized the proceeds to pay down its long term debt (see Note 2). In anticipation of these paydowns, TransMontaigne amended its bank credit facility and Master Shelf Agreement effective December 31, 1999. The amended bank credit facility was reduced to a $395,000,000 credit facility consisting of a $300,000,000 revolving component and $95,000,000 term component. On January 20, 2000, TransMontaigne paid down $105,000,000 of its $200,000,000 term loan with a portion of the proceeds from the sale of BPEI.

       In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100 million of TransMontaigne's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years. On April 17, 1997 and December 16, 1997, TransMontaigne sold $50,000,000 of 7.85% and $25,000,000 of 7.22% Senior Notes due April 17, 2003 and October 17, 2004, respectively. Under the amended Master Shelf Agreement the commitment was reduced to $75,000,000. On January 20, 2000, TransMontaigne paid down $25,000,000 of the $50,000,000 of 7.85% senior notes with a portion of the proceeds from the sale of BPEI.

       Each of the amended bank credit facility and amended Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, distributions and open inventory positions. As of December 31, 1999, TransMontaigne was in compliance with all such tests contained in the amended agreements.

       At December 31, 1999 TransMontaigne had an outstanding balance of $2,000,000 of the originally issued $4,000,000 of 12.75% senior subordinated debentures which are guaranteed by certain subsidiaries. TransMontaigne paid the $2,000,000 scheduled payment in December 1999. The outstanding debentures are subject to a required redemption on December 15, 2000. The debentures may be prepaid prior to maturity at a premium, under certain circumstances. In conjunction with the issuance of these debentures, TransMontaigne issued warrants to purchase 248,686 shares of its common stock.

       Cash payments for interest were approximately $15,394,000 and $8,791,000 for the six months ended December 31, 1999 and 1998, respectively.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(9)    Stockholders' Equity

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

(10)   Restricted Stock

       TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the six months ended December 31, 1999 and 1998, the TransMontaigne Compensation Committee of the Board of Directors awarded 100,000 and 12,000 shares to certain key employees, respectively. At March 25, 1999, the vesting of all the shares not then vested was accelerated due to an ownership change resulting from the private placement of the Series A Convertible Preferred Stock and the unamortized balance of the unearned compensation was fully amortized. Amortization of unearned compensation of $27,500 and $190,906 is included in general and administrative expense for the six months ended December 31, 1999 and 1998, respectively.

(11)   Litigation

       TransMontaigne is a party to various claims and litigation in its normal course of business. Although no assurances can be given, TransMontaigne management believes that the ultimate resolution of such claims and litigation, individually or in the aggregate, will not have a materially adverse impact on TransMontaigne's financial position or its results of operations.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(12)    Earnings Per Share

       The following table reconciles the computation of basic EPS and diluted
       EPS for the six months and three months ended December 31, 1999 and 1998:

                                                                Three Months Ended                   Six Months Ended
                                                                   December 31,                        December 31,
                                                         ---------------------------------     -----------------------------
                                                             1999               1998              1999            1998
                                                         --------------    ---------------     -----------    --------------
                                                                  (In thousands,                      (In thousands,
                                                            except per share amounts)           except per share amounts)

      Net earnings (loss)                             $        (37,155)              (292)        (42,231)            1,732
      Preferred stock dividends                                 (2,127)                 -          (4,253)                -
                                                         --------------    ---------------     -----------    --------------
      Net earnings (loss) attributable to common
           stockholders for basic EPS                          (39,282)              (292)        (46,484)            1,732
      Effect of dilutive securities                                  -                  -               -                 -
                                                         --------------    ---------------     -----------    --------------
      Net earnings (loss) attributable to common
           stockholders for diluted EPS               $        (39,282)              (292)        (46,484)            1,732
                                                         ==============    ===============     ===========    ==============

      Basic weighted-average shares                             30,592             28,976          30,538            27,469
      Effect of dilutive securities:
                Stock options                                        -                  -               -               548
                Stock warrants                                       -                  -               -               184
                                                         --------------    ---------------     -----------    --------------
      Diluted weighted-average shares                           30,592             28,976          30,538            28,201
                                                         ==============    ===============     ===========    ==============
      Earnings (loss) per shares:
                Basic                                 $          (1.28)            (0.01)           (1.52)             0.06
                                                         ==============    ===============     ===========    ==============
                Diluted                               $          (1.28)            (0.01)           (1.52)             0.06
                                                         ==============    ===============     ===========    ==============

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(13)   Business Segments

       TransMontaigne provides a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne conducts its business through five segments:

o Products - consists of services for the supply and distribution of refined petroleum products through product exchanges, and bulk purchases and sales in the physical, futures cash and New York Mercantile Exchange ("NYMEX") markets, and the marketing of refined petroleum products and NGL to retail, wholesale and industrial customers at truck terminal rack locations, and providing related value-added fuel procurement and management services.

o Terminals - consists of services provided through the ownership and/or operation of terminaling and storage facilities handling petroleum products, chemicals and other bulk liquids with receipt and delivery connections via pipelines, barges, tankers, rail cars and trucks.

o Pipelines - consists of services provided through the ownership and operation of refined petroleum product pipelines, and a crude oil gathering pipeline system, and related delivery and storage facilities with interconnections to other pipelines and to terminaling, storage delivery facilities.

o Natural gas - consists of services provided through the ownership and operation of natural gas pipeline gathering systems, processing plants and related facilities for the gathering, treating, processing, fractionating and reselling of natural gas and NGL.

o Corporate - consists of assets and corporate income and expense not specifically included in other business segments.

       Eliminations represent intercompany transactions between TransMontaigne's business segments, primarily relating to services performed by the terminals and pipelines segments for and sales of NGL by the natural gas segment to the product segment.

       For the three and six months ended December 31, 1999, revenues; depreciation and amortization; operating income; and capital expenditure amounts for the natural gas segment reflect the activities prior to the sale of this subsidiary effective December 31, 1999 (see Note 2). Accordingly, no identifiable assets are shown for this segment at December 31, 1999. Also, operating income for the products segment does not include the $18,236,000 expense and the terminals segment does not include the $31,900,000 expense related to the impairment of long lived assets for the three months and six months ended December 31, 1999.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
December 31, 1999

(13)   Business Segments (continued)

       Information about TransMontaigne's business segments for the three months and six months ended December 31, 1999 and 1998 is summarized below (in thousands):

                                                                Three Months Ended                   Six Months Ended
                                                                   December 31,                        December 31,
                                                         ---------------------------------     -----------------------------
                                                              1999              1998               1999            1998
                                                         ---------------    --------------     -------------    ------------
      Revenues:
           Products                                   $       1,303,295           733,057         2,434,327       1,179,815
           Terminals                                             16,121             8,987            31,828          15,379
           Pipelines                                              4,061             3,382             8,026           7,866
           Natural gas                                           21,579            13,926            39,620          27,224
           Corporate                                                416               429               864             809
           Eliminations                                         (22,307)          (18,481)          (42,633)        (26,672)
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $       1,323,165           741,300         2,472,032       1,204,421
                                                         ===============    ==============     =============    ============

      Depreciation and amortization:
           Products                                   $             214                 5               491              10
           Terminals                                              3,535             2,146             6,975           2,966
           Pipelines                                                355               260               693             512
           Natural gas                                            1,571             1,439             3,141           2,930
           Corporate                                                720               278             1,341             503
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $           6,395             4,128            12,641           6,921
                                                         ===============    ==============     =============    ============

      Operating income (loss):
           Products                                   $         (20,860)            5,046           (25,735)          6,413
           Terminals                                              3,020             2,824             6,102           5,230
           Pipelines                                                591               543             1,744           2,245
           Natural gas                                            3,465               803             5,262           1,348
           Corporate                                               (683)           (1,950)           (1,133)         (2,400)
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $         (14,467)            7,266           (13,760)         12,836
                                                         ===============    ==============     =============    ============

      Identifiable assets:
           Products                                   $         293,465           475,930           293,465         475,930
           Terminals                                            282,300           246,332           282,300         246,332
           Pipelines                                             66,054            63,459            66,054          63,459
           Natural gas                                                -            93,817                 -          93,817
           Corporate                                            241,875            69,118           241,875          69,118
           Eliminations                                          (5,475)          (17,562)           (5,475)        (17,562)
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $         878,219           931,094           878,219         931,094
                                                         ===============    ==============     =============    ============

      Capital expenditures:
           Products                                   $               -                 -                 -               -
           Terminals                                              8,938            17,694            16,254          29,594
           Pipelines                                              1,161             1,417             2,005           5,811
           Natural gas                                           18,015             1,189            24,265           2,526
           Corporate                                              1,375             1,271             3,396           2,293
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $          29,489            21,571            45,920          40,224
                                                         ===============    ==============     =============    ============


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

TransMontaigne provides a broad range of integrated transportation, terminaling, storage, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. TransMontaigne operations are divided into three logistical petroleum services business segments: pipelines, which includes transportation and delivery of refined petroleum products and crude oil; terminals, which includes terminaling and storage of refined petroleum products, crude oil, chemicals and other bulk liquids; and products, which includes supply, distribution and marketing of refined petroleum products and natural gas liquids; and a natural gas services business segment which includes gathering, treating, processing, fractionating and marketing natural gas liquids ("NGL") and natural gas, which was divested effective December 31, 1999. Segment information is presented in the notes to the condensed consolidated financial statements. TransMontaigne does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne's refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of 3 pipeline systems with approximately 850 miles of petroleum products and crude oil pipeline and 73 terminal, storage and delivery facilities located in 19 states with a combined tank storage capacity of 20,000,000 barrels. Effective December 31, 1999, TransMontaigne sold its natural gas gathering and processing assets which consisted of 6 gathering and processing systems in 4 states and 1 Canadian province with combined throughput capacity of 115 million cubic feet per day and over 2,900 miles of pipelines. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors which could cause actual results to differ materially from those in the forward looking statements herein include but are not limited to the following: TransMontaigne's success in expanding its business by capitalizing on the trend by other companies in the oil and gas industry to divest assets and outsource certain services, TransMontaigne will generate net operating margins affected by price volatility of products purchased and sold, TransMontaigne will enter into transactions with counterparties having the ability to meet their financial commitments to TransMontaigne, TransMontaigne will not incur unanticipated costs in complying with current and future environmental regulations, TransMontaigne will generate working capital internally, or have the ability to access debt and equity resources, to meet its capital requirements, operating and financial risk related to managing rapid growth. Although TransMontaigne believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved.

RESULTS OF OPERATIONS

TransMontaigne reported a net loss of $37,155,000 for the three months ended December 31, 1999, compared to net loss of $292,000 for the three months ended December 31, 1998, a decrease of $36,863,000. After preferred stock dividends, net loss attributable to common stockholders were $39,282,000 and $292,000 for the three months ended December 31, 1999 and 1998, respectively. Loss per common share for the three months ended December 31, 1999 was $(1.28) basic and diluted based on 30,592,000 weighted average basic and diluted shares outstanding compared to $(.01) basic and diluted for the three months ended December 31, 1998.

TransMontaigne reported a net loss of $42,231,000 for the six months ended December 31, 1999, compared to net earnings of $1,732,000 for the six months ended December 31, 1998, a decrease of $43,963,000. After preferred stock dividends, net earnings (loss) attributable to common stockholders were $(46,484,000) and $1,732,000 for the six months ended December 31, 1999 and 1998, respectively. Loss per common share for the six months ended December 31, 1999 was $(1.52) basic and diluted based on 30,538,000 weighted average basic and diluted shares outstanding compared to earnings per share of $.06 basic and diluted for the six months ended December 31, 1998.

Included in TransMontaigne's net loss for the three months and six months ended December 31, 1999 is an impairment charge on long lived assets of approximately $50.1 million ($30 million after tax) which was offset by a gain on the sale of BPEI of approximately $16.6 million ($10 million after tax).

Selected financial data from TransMontaigne's business segments are summarized below (in thousands):

                                                                           Three Months Ended              Six Months Ended
                                                                              December 31,                   December 31,
                                                                        --------------------------     -------------------------
                                                                           1999           1998            1999          1998
                                                                        -----------    -----------     -----------    ----------
Net operating margins (1):
     Product operations:
          Products                                                   $     (12,780)         6,449          (9,457)        8,777
          Costs related to minimum inventory (2)                            (5,313)             -         (10,426)            -
                                                                        -----------    -----------     -----------    ----------
                                                                           (18,093)         6,449         (19,883)        8,777
     Terminal operations                                                     8,135          5,310          16,177         8,833
     Pipeline operations                                                     1,639          1,662           3,797         4,380
     Natural gas services operations                                         6,072          3,155          10,490         5,984
                                                                        -----------    -----------     -----------    ----------
          Total net operating margins                                       (2,247)        16,576          10,581        27,974

Impairment to long lived assets                                             50,136              -          50,136             -
General and administrative expenses                                          5,825          5,182          11,700         8,217
Depreciation and amortization expenses                                       6,395          4,128          12,641         6,921
                                                                        -----------    -----------     -----------    ----------
          Operating income (loss)                                          (64,603)         7,266         (63,896)       12,836

Interest expense and related financing costs                               (14,493)        (8,456)        (25,038)      (11,140)
Dividend and interest income                                                   578            720           1,956         1,098
Gain on sale of Bear Paw Energy Inc.                                        16,587              -          16,587             -
Income tax (expense) benefit                                                24,776            178          28,160        (1,062)
                                                                        -----------    -----------     -----------    ----------
          Net earnings (loss)                                              (37,155)          (292)        (42,231)        1,732

Preferred stock dividends                                                   (2,127)             -          (4,253)            -
                                                                        -----------    -----------     -----------    ----------
          Net earnings (loss) attributable to common stockholders    $     (39,282)         (292)         (46,484)        1,732
                                                                        ===========    ===========     ===========    ==========


(1) Net operating margins represent revenues less product costs and operating expenses for the product and natural gas services segments and revenues less operating expenses for terminal and pipeline operations.

(2) TransMontaigne did not measure the costs related to its minimum inventory separately in the prior periods since it was not on mark to market accounting for its inventories. Therefore, there is not a comparable amount for the prior period.

Selected volumetric data for TransMontaigne's business segments are summarized below:

                                                                           Three Months Ended            Six Months Ended
                                                                              December 31,                 December 31,
                                                                        -------------------------    -------------------------
                                                                           1999          1998          1999           1998
                                                                        -----------    ----------    ----------     ----------
  Products volumes - barrels per day                                       690,748       398,855       724,527        334,700
  Terminal volumes - barrels per day                                       509,024       287,359       506,610        222,969
  Pipeline volumes - barrels per day                                        80,014        61,391        80,235         67,195
  Natural gas volumes:
       Inlet - million cubic feet per day                                       80            58            74             58
       NGL production - barrels per day                                      6,608         7,087         6,708          6,972
       Residue production - million British Thermal Units per day           44,183        46,439        44,497         47,030
     Note:   1 barrel equals 42 gallons

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 1998

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

The net operating loss from product operations for the three months ended December 31, 1999 was $18,093,000, which includes $5,313,000 costs related to minimum inventory and an increase of $1,750,000 in the reserve for doubtful accounts. This net operating loss compares to a net operating margin of $6,449,000 for the three months ended December 31, 1998. Revenues were $1,303,295,000 for the three months ended December 31, 1999 compared to $733,057,000 for the three months ended December 31, 1998, an increase of $570,238,000. Revenue increases were due to an increase in barrels sold, which included the liquidation of discretionary barrels held; an increase in the price per barrel of refined petroleum products over the prior year quarter; and the inclusion of three months of LDEC operations, whereas the prior year quarter had only two months of operations.

TransMontaigne's continued strategy of hedging its inventory resulted in no benefit from the significant price increase of crude oil and refined petroleum products during the three months ended December 31, 1999. For the three months ended December 31, 1999, the petroleum market pricing structure, as indicated by the NYMEX futures market, was in an inverse for gasoline of approximately $.021 per gallon, i.e., nearby futures prices were higher than the succeeding periods. This compares to a $.015 carry, i.e., nearby futures prices were lower than succeeding periods, for the same period in 1998. For the quarter ended December 31, 1999, the distillate market began a carry of approximately $.011 and then moved into an inverse of $.024 per gallon by the end of the quarter. This compares to $.021 average carry for the same period in 1998. TransMontaigne obtains maximum margin by utilizing its storage space and inventory positions when the market structure is in a carry. The continued gasoline inverse, the distillate carry moving to an inverse, and the abnormal price relationship between crude oil and distillates, costs related to minimum inventory and the increased reserve for doubtful accounts resulted in the $18,093,000 net operating loss for the three months ended December 31, 1999.

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

The net operating margin from terminal operations for the three months ended December 31, 1999 was $8,135,000 compared to $5,310,000 for the three months ended December 31, 1998, an increase of $2,825,000. The margin per barrel for the three months ended December 31, 1999 of $.17 decreased $.03 compared to the three months ended December 31, 1998. The increase in net operating margin resulted from a $7,134,000 increase in revenues which was partially offset by a $4,309,000 increase in operating costs. These increases were the result of terminal acquisitions during the past year and the related additional 20,393,000 barrels handled. The decrease in the margin per barrel resulted from increased handling of lower margin activity and increased operating costs, which included approximately $800,000 resulting from terminal inventory theft.

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

The net operating margin from pipeline operations for the three months ended December 31, 1999 was $1,639,000 compared to $1,662,000 for the three months ended December 31, 1998, a decrease of $23,000. The margin per barrel for the three months ended December 31, 1999 of $.22 decreased $.07 compared to the three months ended December 31, 1998. Pipeline volumes per day increased 18,600 barrels primarily due to increased short haul movements in the East Chicago area. The decreases in the net operating margin and the margin per barrel resulted from a decrease in higher tariff movements, a minimal increase in operating costs and the transfer of non-carrier assets and their associated margins to terminal operations.

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

The net operating margin from natural gas services operations for the three months ended December 31, 1999 was $6,072,000 compared to $3,155,000 for the three months ended December 31, 1998, an increase of $2,917,000. Revenues for the three months ended December 31, 1999 were $21,579,000 compared to $13,926,000 for the three months ended December 31, 1998, an increase of $7,653,000. Increases in net operating margin and revenues were attributable primarily to the higher NGL product prices, notwithstanding a decrease in NGL and residue natural gas production and increased gathering fees.

Corporate and Other

General and administrative expenses for the three months ended December 31, 1999 were $5,825,000 compared to $5,182,000 for the three months ended December 31, 1998, an increase of $643,000. The increase was due primarily to additional personnel costs and related employee benefits; increased office lease rentals and increased communication expenses directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operation of LDEC and the Hess Terminals; and additional personnel costs related to a separation and release agreement.

Depreciation and amortization expenses for the three months ended December 31, 1999 were $6,395,000 compared to $4,128,000 for the three months ended December 31, 1998, an increase of $2,267,000. The increase was due primarily to terminal related assets being acquired and constructed during the past year.

Dividend income for the three months ended December 31, 1999 was $283,000 compared to $339,000 for the three months ended December 31, 1998, a decrease of $56,000. The dividend income is solely from West Shore. Increased operating expenses at West Shore resulted in the decreased dividends. Interest income for the three months ended December 31, 1999 was $295,000 compared to $381,000 for the three months ended December 31, 1998, a decrease of $86,000. The decrease in interest income was due primarily to the decrease in interest bearing cash balances.

Interest expense, amortization of deferred debt issuance costs, and other financing costs during the three months ended December 31, 1999 were $14,493,000 compared to $8,456,000 during the three months ended December 31, 1998, an increase of $6,037,000. The increase in interest expense of $2,094,000 was due to increased average interest rates from 7.2% to 8.8% notwithstanding a decrease in average outstanding debt of $17,000,000, and $875,000 expenses related to prepayment of outstanding long-term debt. Amortization of deferred debt issuance costs increased $4,005,000 largely due to write off of approximately $3,845,000 due to the amended debt agreements.

Income tax benefit was $24,776,000 for the three months ended December 31, 1999, which represents an effective combined federal and state income tax rate of 40%. Income tax benefit was $178,000 for the three months ended December 31, 1998, which represents an effective combined federal and state income tax rate of 38%.

The net loss for the three months ended December 31, 1999 was $37,155,000 compared to net loss of $292,000 for the three months ended December 31, 1998, a decrease of $36,863,000. The net loss resulted primarily from the negative $18.1 million net operating margin contribution from products operations which includes $5.3 million costs related to minimum inventory; the $50.1 million impairment charge; increased general and administrative expenses; additional depreciation and amortization expenses attributable to the acquisitions and facilities expansion projects; increased interest expense, primarily attributable to the financing of acquisitions during the past year and related increased working capital requirements; and an approximately $3.8 million charge to amortization of deferred debt issuance costs due to the amended debt agreements. The net loss was partially offset by increased net operating margin contributions from terminal operations and natural gas services operations; the $16.6 million gain on the sale of Bear Paw Energy Inc.; and the $24.8 million net deferred tax benefit.

Preferred stock dividends on the Series A Convertible Preferred Stock were $2,127,000 for the three months ended December 31, 1999. The preferred stock dividends were paid December 31, 1999.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
SIX MONTHS ENDED DECEMBER 31, 1998

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

The net operating loss from product operations for the six months ended December 31, 1999 was $19,883,000, which includes a $10,426,000 costs related to minimum inventory and an increase of $1,750,000 in the reserve for doubtful accounts. This net operating loss compares to a net operating margin of $8,777,000 for the six months ended December 31, 1998. Revenues were $2,434,327,000 for the six months ended December 31, 1999 compared to $1,179,815,000 for the six months ended December 31, 1998, an increase of $1,254,512,000. Revenue increases were due to an increase in barrels sold, which included the liquidation of discretionary barrels held; an increase in the price per barrel of refined petroleum products over the prior year; and the inclusion of six months of LDEC operations, whereas the prior year had only two months of operations.

TransMontaigne's strategy of hedging its inventory resulted in no benefit from the significant price increase of crude oil and refined petroleum products during the six months ended December 31, 1999. For the six months ended December 31, 1999, the petroleum market pricing structure, as indicated by the NYMEX futures market, was in an inverse for gasoline of approximately $.028 per gallon, i.e., nearby futures prices were higher than the succeeding periods. This compares to a $.010 carry, i.e., nearby futures prices were lower than succeeding periods, for the same period in 1998. For the six months ended December 31, 1999, the distillate market was in an average carry of approximately $.003 as compared to $.024 for the same period in 1998. TransMontaigne obtains maximum margin by utilizing its storage space and inventory positions when the market structure is in a carry. The gasoline inverse, diminished distillate carry, and abnormal price relationships between crude oil and distillate during the fourth calendar quarter, costs related to minimum inventory and the increased reserve for doubtful accounts resulted in the approximate $19,883,000 net operating loss for the six months ended December 31, 1999.

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

The net operating margin from terminal operations for the six months ended December 31, 1999 was $16,177,000 compared to $8,833,000 for the six months ended December 31, 1998, an increase of $7,344,000. The margin per barrel for the six months ended December 31, 1999 of $.17 decreased $.04 compared to the six months ended December 31, 1998. The increase in net operating margin resulted from a $16,449,000 increase in revenues which was partially offset by a $9,105,000 increase in operating costs. These increases were the result of terminal acquisitions during the past year and the related additional 52,190,000 barrels handled. The decrease in the margin per barrel resulted from increased handling of lower margin activity, and increased operating costs which included approximately $800,000 resulting from terminal inventory theft.

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

The net operating margin from pipeline operations for the six months ended December 31, 1999 was $3,797,000 compared to $4,380,000 for the six months ended December 31, 1998, a decrease of $583,000. The margin per barrel for the six months ended December 31, 1999 of $.26 decreased $.10 compared to the six months ended December 31, 1998. Pipeline volumes per day increased 13,040 barrels primarily due to increased short haul movements in the East Chicago area. The decreases in the net operating margin and the margin per barrel resulted from a decrease in higher tariff movements, an increase in operating costs, and the transfer of non-carrier assets and their associated margins to terminal operations.

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

The net operating margin from natural gas services operations for the six months ended December 31, 1999 was $10,490,000 compared to $5,984,000 for the six months ended December 31, 1998, an increase of $4,506,000. Revenues for the six months ended December 31, 1999 were $39,620,000 compared to $27,224,000 for the six months ended December 31, 1998, an increase of $12,396,000. Increases in net operating margin and revenues were attributable primarily to the higher NGL product prices, notwithstanding a decrease in NGL and residue natural gas production and increased gathering fees.

Corporate and Other

General and administrative expenses for the six months ended December 31, 1999 were $11,700,000 compared to $8,217,000 for the six months ended December 31, 1998, an increase of $3,483,000. The increase was due primarily to additional personnel costs and related employee benefits, increased office lease rentals and increased communication expenses directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operation of LDEC and the Hess Terminals and additional personnel costs related to separation and release agreements.

Depreciation and amortization expenses for the six months ended December 31, 1999 were $12,641,000 compared to $6,921,000 for the six months ended December 31, 1998, an increase of $5,720,000. The increase was due primarily to terminal related assets being acquired and constructed during the past year.

Dividend income for the six months ended December 31, 1999 was $774,000 compared to $339,000 for the six months ended December 31, 1998, an increase of $435,000. Dividend income is solely from West Shore, and includes only three months of activity for prior six month period. Interest income for the six months ended December 31, 1999 was $1,182,000 compared to $759,000 for the six months ended December 31, 1998, an increase of $423,000. The increase in interest income was due primarily to the increase in interest bearing cash balances.

Interest expense, amortization of deferred debt issuance costs, and other financing costs during the six months ended December 31, 1999 were $25,038,000 compared to $11,140,000 during the six months ended December 31, 1998, an increase of $13,898,000. The increase in interest expense of $9,107,000 was due to a $153,000,000 increase in average outstanding debt, primarily to fund acquisitions and increased working capital requirements, increased average interest rates from 7.2% to 8.5% and $875,000 expense related to prepayment of outstanding long-term debt. Amortization of deferred debt issuance costs increased $4,733,000 largely due to write off of approximately $3,845,000 due to the amended debt agreements.

Income tax benefit was $28,160,000 for the six months ended December 31, 1999, which represents an effective combined federal and state income tax rate of 40%. Income tax expense was $1,062,000 for the six months ended December 31, 1998, which represents an effective combined federal and state income tax rate of 38%.

The net loss for the six months ended December 31, 1999 was $42,231,000 compared to net earnings of $1,732,000 for the six months ended December 31, 1998, a decrease of $43,963,000. The net loss resulted primarily from the negative $19.9 million net operating margin from products operations which includes $10.4 million costs related to minimum inventory; the $50.1 million impairment charge; increased general and administrative expenses; additional depreciation and amortization expenses attributable to the acquisitions and facilities expansion projects; increased interest expense, primarily attributable to the financing of acquisitions during the past year and related increased working capital requirements; and an approximate $3.8 million charge to amortization of deferred debt issuance costs due to the amended debt agreements. The net loss was partially offset by increased net operating margin contributions from terminal operations and natural gas services operations, the $16.6 million gain on the sale of Bear Paw Energy Inc., and the $28.2 million net deferred tax benefit.

Preferred stock dividends on the Series A Convertible Preferred Stock were $4,253,000 for the six months ended December 31, 1999.

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

Net cash provided by operating activities was $235,132,000 for the six months ended December 31, 1999, which was attributable primarily to decreased inventories and trade accounts receivable, reduced by decreased trade accounts payable and the net loss. Net cash used by operating activities was $25,264,000 for the six months ended December 31, 1998, which was attributable primarily to increased inventories and reduced by decreased trade accounts receivable and increased trade accounts payable.

Net cash used by investing activities was $45,901,000 during the six months ended December 31, 1999 as TransMontaigne continued its growth through construction and improvements to existing operating facilities. Net cash used by investing activities was $362,817,000 during the six months ended December 31, 1998, which included the acquisitions of LDEC, the Southwest Terminal, a 15.38% common stock interest in West Shore, and enhancements to the pipeline and terminal facilities.

Net cash used by financing activities for the six months ended December 31, 1999 was $167,143,000, which primarily represented net repayments of $160,682,000 under TransMontaigne's bank credit facility. Net cash provided by financing activities for the six months ended December 31, 1998 of $390,366,000 represented borrowings under TransMontaigne's bank credit facility primarily used to finance the acquisition of LDEC, other capital expenditures and operations.

TransMontaigne amended its bank credit facility, effective as of December 31, 1999. The amended bank credit facility includes a $300,000,000 revolving component due December 31, 2003 and a $95,000,000 term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins subject to a Eurodollar Rate pricing option. The credit facility includes a $20,000,000 same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate.

At December 31, 1999, TransMontaigne had advances of $260,000,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option. The average interest rate at December 31, 1999 was 8.7%. On January 20, 2000, TransMontaigne paid down $105,000,000 of the $200,000,000 term loan with a portion of the proceeds from the sale of BPEI.

At December 31, 1999, TransMontaigne had outstanding under the Master Shelf Agreement, $50,000,000 of 7.85% Senior Notes due April 17, 2003 and $25,000,000
of 7.22% Senior Notes due October 17, 2004. On January 20, 2000, TransMontaigne paid down $25,000,000 of its $50,000,000 7.85% Senior Notes with a portion of the proceeds from the sale of BPEI.

Each of the amended bank credit facility and amended Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of December 31, 1999, TransMontaigne was in compliance with all such tests contained in the amended agreements.

Additional capital expenditures anticipated through June 30, 2000 are estimated to be $15,000,000 for pipeline and terminal facilities, and assets to support these facilities and could exceed that amount if additional facilities enhancement projects and possible acquisitions being considered by TransMontaigne materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which TransMontaigne identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

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

In response, TransMontaigne developed a "Year 2000" Plan. While achieving
Year 2000 readiness does not mean correcting every Year 2000 limitation, critical systems, as well as relationships with third-party customers, vendors and local, state and federal government agencies have been, and continue to be, evaluated and are expected to be suitable for continued use into and beyond the Year 2000.

Through December 31, 1999, TransMontaigne had incurred third party costs of approximately $1,375,000 related to Year 2000 compliance matters. These costs have been funded through operating cash flows and do not include internal costs. TransMontaigne does not presently separately record internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in carrying out the Year 2000 Plan, as well as related travel and other out-of-pocket expenses. TransMontaigne has had minimal business disruptions as the result of Year 2000 issues during the month of January 2000.

While TransMontaigne does not anticipate that Year 2000 issues will have a material adverse effect on the business, results of operations or financial condition of TransMontaigne, if TransMontaigne Information Technology or Embedded Technology, or those of business partners, fail to maintain Year 2000 readiness it could have a material adverse impact on the business, results of operations or financial condition of TransMontaigne.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the TransMontaigne Annual Meeting of Stockholders held on November 18, 1999, the stockholders of TransMontaigne (a) elected nine directors; (b) ratified the amendment of Section 4.1 of the Equity Incentive Plan of TransMontaigne Inc. (the "1997 Option Plan") (i) to increase from 1,800,000 to 3,500,000 shares the aggregate number of authorized shares of TransMontaigne Common Stock that may be issued under the 1997 Option Plan, and (ii) to add an "evergreen" provision, the effect of which is to automatically increase the number of shares of the TransMontaigne Common Stock available for issuance under the 1997 Option Plan beginning on June 30, 2000 and on each June 30 thereafter during the term of the 1997 Option Plan, a number of shares of TransMontaigne Common Stock equal to one percent (1%) of the total number of the issued and outstanding shares of TransMontaigne Common Stock on the last day of the immediately preceding fiscal year; and (c) ratified the appointment of KPMG LLP as independent auditors for TransMontaigne for the fiscal year ending June 30, 2000.

The following persons were elected as directors:

Cortlandt S. Dietler
Donald H. Anderson
Richard E. Gathright
John A. Hill
Bryan H. Lawrence
Harold R. Logan, Jr.
William E. Macaulay
Edwin H. Morgens
Simon B. Rich, Jr.

A total of 23,978,101 votes were cast for and a total of 285,939 votes were cast against each of the following nominees for election to the Board of Directors:
Messrs. Gathright, Hill, Lawrence, Logan, Macaulay, Morgens and Rich. A total of 23,859,212 votes were cast for and a total of 404,828 votes were cast against Mr. Dietler. A total of 23,977,101 votes were cast for and a total of 286,939 votes were cast against Mr. Anderson. There were no abstentions.

A total of 28,112,633 votes were cast in favor of the proposal to amend Section
4.1 of the 1997 Option Plan, while 2,242,064 votes were cast against the proposal, 25,912 abstained, and there were 1,724,431 broker non-votes.

With respect to the ratification of the appointment of KPMG LLP as independent auditors for TransMontaigne for the fiscal year ending June 30, 2000, a total of 31,941,440 votes were cast in favor of the appointment, while 132,782 votes were cast against and 30,818 abstained. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Agreement and Plan of Merger dated December 27, 1999, by and between Bear Paw Energy Inc., TransMontaigne Inc. and BPE Acquisition, LLC. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on January 18, 2000.

     10.2 Amendment No. 3 dated as of December 31, 1999 to the Third Amended and Restated Credit Agreement between TransMontaigne Inc. and BankBoston, N.A., as Agent, dated as of June 29, 1999. FILED HEREWITH.

     10.3 Letter Amendment No. 7, dated as of December 31, 1999, to Master Shelf Agreement dated as of April 17, 1997, among TransMontaigne Oil Company, The Prudential Insurance Company of America and U.S. Private Placement Fund. FILED HEREWITH.

     27.1 12-31-99 Financial Data Schedule.  FILED HEREWITH.

     27.2 6-30-99 Financial Data Schedule.  FILED HEREWITH.

(b)       Reports on Form 8-K

          A Form 8-K dated December 27, 1999 reporting Item 5 of Form 8-K, announcing the signing of a definitive agreement with BPE Acquisition LLC; and Item 7 of Form 8-K, providing the December 27, 1999 press release as the exhibit, was filed on January 6, 2000.

          A Form 8-K dated December 31, 1999 reporting Item 2, the sale of all the issued and outstanding capital stock of its wholly-owned natural gas gathering subsidiary, Bear Paw Energy Inc., to BPE Acquisition LLC; and Item 7, deferring filing of the pro forma financial statements reflecting the sale, was filed on January 18, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 14, 2000             TRANSMONTAIGNE INC.
                                      (Registrant)

                                      /s/ DONALD H. ANDERSON
                                      -------------------------------------
                                      Donald H. Anderson
                                      President and Chief Executive Officer

                                      /s/ RODNEY S. PLESS
                                      -------------------------------------
                                      Rodney S. Pless
                                      Vice President and Controller
                                      (Principal Accounting Officer)