Form 10-Q
period 2000-03-31
TRANSMONTAIGNE INC
filed 2000-05-12
CIK 755199

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

                                 Yes [X] No [ ]

As of April 30, 2000 there were 30,667,024 shares of the registrant's Common Stock outstanding.


                               TRANSMONTAIGNE INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                  Page No.

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets

                  March 31, 2000 (Unaudited) and June 30, 1999...........................................4

                  Condensed Consolidated Statements of Operations

                  Three Months and Nine Months Ended March 31, 2000 and 1999 (Unaudited).................5

                  Condensed Consolidated Statements of Stockholders' Equity
                  Year Ended June 30, 1999 and

                  Nine Months Ended March 31, 2000 (Unaudited)...........................................6

                  Condensed Consolidated Statements of Cash Flows

                  Nine Months Ended March 31, 2000 and 1999 (Unaudited)..................................7

                  Notes to Condensed Consolidated Financial Statements...................................9


Item 2.           Management's Discussion and Analysis of

                  Financial Condition and Results of Operations.........................................19

Item 3.           Quantitative and Qualitative Disclosures about Market Risk............................30


                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K......................................................31

                  Signatures............................................................................32


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following page.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets March 31, 2000 (Unaudited) and June 30,
1999 (In thousands, except share amounts)

Assets
------                                                                            March 31,              June 30,
                                                                                    2000                   1999
                                                                             -----------------      -----------------
Current assets:
     Cash and cash equivalents                                             $           33,315                 13,927
     Trade accounts receivable                                                        128,354                174,122
     Inventories                                                                      185,213                378,207
     Prepaid expenses                                                                   5,361                  4,355
                                                                             -----------------      -----------------
                                                                                      352,243                570,611
                                                                             -----------------      -----------------
Property, plant and equipment:
     Land                                                                              15,003                 15,165
     Plant and equipment                                                              338,872                458,749
     Accumulated depreciation                                                         (34,251)               (37,572)
                                                                             -----------------      -----------------
                                                                                      319,624                436,342
                                                                             -----------------      -----------------
Investments and other assets:
     Investments in petroleum related assets                                           46,141                 46,141
     Deferred tax assets, net                                                          24,938                      -
     Deferred debt issuance costs, net                                                  9,700                 11,529
     Unrealized gains on energy related contracts                                           -                  8,996
     Other assets, net                                                                  1,764                 21,889
                                                                             -----------------      -----------------
                                                                                       82,543                 88,555
                                                                             -----------------      -----------------
                                                                           $          754,410              1,095,508
                                                                             =================      =================
Liabilities and Stockholders' Equity

Current liabilities:
     Trade accounts payable                                                $          109,948                164,162
     Inventory due under exchange agreements                                           73,478                 25,791
     Excise taxes payable                                                              28,644                 25,681
     Other accrued liabilities                                                          3,921                  5,371
     Current portion of long-term debt                                                  1,992                  2,000
                                                                             -----------------      -----------------
                                                                                      217,983                223,005
                                                                             -----------------      -----------------
Long-term debt                                                                        205,000                495,672

Deferred tax liabilities, net                                                               -                    780

Stockholders' equity:
     Preferred stock, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 170,115 shares Series A Convertible at March
          31, 2000 and June 30, 1999, liquidation preference of $170,115,000          170,115                170,115
     Common stock, par value $.01 per share,
          authorized  80,000,000  shares  at March  31,  2000 and June 30,
          1999, issued and outstanding 30,667,024 shares at March 31, 2000
          and 30,479,024 shares at June 30, 1999                                          307                    305
     Capital in excess of par value                                                   198,696                197,122
     Unearned compensation                                                             (1,245)                     -
     Retained earnings (accumulated deficit)                                          (36,446)                 8,509
                                                                             -----------------      -----------------
                                                                                      331,427                376,051
                                                                             -----------------      -----------------

                                                                           $          754,410              1,095,508
                                                                             =================      =================
See accompanying notes to condensed consolidated financial statements.


TRANSMONTAIGNE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months and Nine Months Ended March 31, 2000 and 1999 (Unaudited) (In
thousands, except per share amounts)
                                                               Three Months Ended               Nine Months Ended
                                                                   March 31,                        March 31,
                                                         -------------------------------   -----------------------------
                                                              2000             1999            2000           1999
                                                         ----------------   ------------   -------------  --------------
Revenues                                               $       1,209,470        769,369       3,681,502       1,973,790

Costs and expenses:
     Product costs                                             1,175,296        732,320       3,603,635       1,889,610
     Operating expenses                                           11,375         12,403          44,487          31,560
     Impairment of long lived assets                                   -              -          50,136               -
     General and administrative                                    5,502          5,011          17,202          13,228
     Depreciation and amortization                                 4,730          5,098          17,371          12,019
                                                         ----------------   ------------   -------------  --------------
                                                               1,196,903        754,832       3,732,831       1,946,417
                                                         ----------------   ------------   -------------  --------------
               Operating income (loss)                            12,567         14,537         (51,329)         27,373

Other income (expenses):
     Dividend income from petroleum related assets                   345            560           1,119             899
     Interest income                                                 514            144           1,696             903
     Gain (loss) on disposition of assets                         (1,566)             -          15,021               -
     Interest expense                                             (4,667)        (9,463)        (23,424)        (19,113)
     Amortization of deferred debt issuance costs                   (872)        (1,347)         (6,663)         (2,405)
     Other financing costs                                          (224)          (443)           (714)           (875)
                                                         ----------------   ------------   -------------  --------------
                                                                  (6,470)       (10,549)        (12,965)        (20,591)
                                                         ----------------   ------------   -------------  --------------
               Earnings (loss) before income taxes                 6,097          3,988         (64,294)          6,782

Income tax (expense) benefit                                      (2,442)        (1,515)         25,718          (2,577)
                                                         ----------------   ------------   -------------  --------------
               Net earnings (loss)                                 3,655          2,473         (38,576)          4,205

Preferred stock dividends                                         (2,126)          (148)         (6,379)           (148)
                                                         ----------------   ------------   -------------  --------------
               Net earnings (loss) attributable to
                    common stockholders                $           1,529          2,325         (44,955)          4,057
                                                         ================   ============   =============  ==============
Weighted average common shares outstanding:
               Basic                                              30,630         30,471          30,569          28,470
                                                         ================   ============   =============  ==============
               Diluted                                            30,947         31,189          30,569          29,197
                                                         ================   ============   =============  ==============
Earnings (loss) per common share:

               Basic                                   $            0.05           0.08           (1.47)           0.14
                                                         ================   ============   =============  ==============
               Diluted                                 $            0.05           0.07           (1.47)           0.14
                                                         ================   ============   =============  ==============


See accompanying notes to condensed consolidated financial statements.


TRANSMONTAIGNE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
Year Ended June 30, 1999 and Nine Months Ended March 31, 2000 (Unaudited)
(In thousands)

                                                                                                       Retained

                                                                      Capital in                       earnings
                                           Preferred      Common       excess of       Unearned      (accumulated
                                             stock        stock        par value     compensation      deficit)        Total
                                          ------------  -----------   ------------  ---------------  --------------  ----------

Balance at June 30, 1998                $           -          260        136,780             (618)          8,844     145,266

Preferred stock issued in connection
     with stock purchase agreements           170,115            -              -                -              -      170,115
Costs related to issuance of preferred
     stock                                          -            -           (327)               -              -         (327)
Common stock issued for options
     exercised                                      -            -             84                -              -           84
Common stock issued for services                    -            -             93                -              -           93
Tax benefit arising from options
     exercised                                      -            -             63                -              -           63
Unearned compensation related to
     restricted stock awards                        -            -            162             (162)             -            -
Amortization of unearned compensation               -            -              -              780              -          780
Common stock issued in acquisition of
     Louis Dreyfus Energy Corp.                     -           45         60,390                -              -       60,435
Common stock repurchased and retired                -            -           (123)               -              -         (123)
Preferred stock dividends                           -            -              -                -          (2,274)     (2,274)
Net earnings                                        -            -              -                -           1,939       1,939
                                          ------------  -----------   ------------  ---------------  --------------  ----------
Balance at June 30, 1999                      170,115          305        197,122                -           8,509     376,051

Common stock issued for options
     exercised                                      -            -             92                -              -           92
Unearned compensation related to
     restricted stock awards                        -            2          1,482           (1,484)             -            -
Amortization of unearned compensation               -            -              -              239              -          239
Preferred stock dividends                           -            -              -                -          (6,379)     (6,379)
Net loss                                            -            -              -                -         (38,576)    (38,576)
                                          ------------  -----------   ------------  ---------------  --------------  ----------

Balance at March 31, 2000               $     170,115          307        198,696           (1,245)       (36,446)     331,427
                                          ============  ===========   ============  ===============  ==============  ==========

See accompanying notes to condensed consolidated financial statements.


TRANSMONTAIGNE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2000 and 1999 (Unaudited)

(In thousands)

                                                                                    2000                  1999
                                                                              ------------------    ------------------
Cash flows from operating activities:

     Net earnings (loss)                                                  $             (38,576)                4,205
     Adjustments to reconcile net earnings (loss) to net
       cash provided (used) by operating activities:
               Depreciation and amortization                                             17,371                12,019
               Deferred tax expense (benefit)                                           (25,718)                2,212
               Loss (gain) on disposition of assets                                     (15,024)                   14
               Impairment of long lived assets                                           50,136                     -
               Amortization of unearned compensation                                        239                   780
               Amortization of deferred debt issuance costs                               6,663                 2,405
               Changes in operating assets and liabilities,
                    net of noncash activities:
                 Trade accounts receivable                                               46,099               (26,706)
                 Inventories                                                            201,990               (61,578)
                 Prepaid expenses                                                        (1,007)               (1,218)
                 Trade accounts payable                                                 (55,190)               29,774
                 Inventory due under exchange
                    agreements                                                           47,687                 3,155
                 Excise taxes payable and other
                    accrued liabilities                                                   1,513                 7,594
                                                                              ------------------    ------------------
                           Net cash provided (used)
                              by operating activities                                   236,183               (27,344)
                                                                              ------------------    ------------------
Cash flows from investing activities:

     Purchases of property, plant and equipment                                         (52,894)              (52,695)
     Proceeds from disposition of assets                                                137,325                     -
     Acquisition of Louis Dreyfus Energy Corp.                                                -              (293,057)
     Investment in West Shore Pipe Line Company                                               -               (35,961)
     Increase (decrease) in other assets, net                                               574                  (597)
                                                                              ------------------    ------------------
                           Net cash provided (used)
                              by investing activities                                    85,005              (382,310)
                                                                              ------------------    ------------------
Cash flows from financing activities:

     Borrowings (repayments) of long-term debt, net                                    (290,680)              345,508
     Deferred debt issuance costs                                                        (4,833)               (9,531)
     Preferred stock issued, net of receivable under preferred
          stock purchase agreements                                                           -                59,500
     Common stock issued                                                                     92                    35
     Common stock repurchased and retired                                                     -                  (123)
     Preferred stock dividends paid                                                      (6,379)                    -
                                                                              ------------------    ------------------
                           Net cash provided (used)
                              by financing activities                                  (301,800)              395,389
                                                                              ------------------    ------------------
                           Increase (decrease) in cash
                              and cash equivalents                                       19,388               (14,265)

Cash and cash equivalents at beginning of period                                         13,927                27,215
                                                                              ------------------    ------------------

Cash and cash equivalents at end of period                                $              33,315                12,950
                                                                              ==================    ==================

See accompanying notes to condensed consolidated financial statements.


TRANSMONTAIGNE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Nine Months Ended March 31, 2000 and 1999 (Unaudited)

(In thousands)

-----------------------------------------------------------------------------------------------------------------------

                                                                                     2000                  1999
                                                                               ------------------    ------------------

Supplemental disclosures of cash flow information:

Acquisition of Louis Dreyfus Energy Corp. ("LDEC")

Fair value of assets acquired                                               $                  -               456,990
Fair value of liabilities assumed                                                              -              (103,498)
                                                                               ------------------    ------------------
                                                                                               -               353,492

Fair value of common stock issued                                                              -               (60,435)
                                                                               ------------------    ------------------

Cash paid in acquisition                                                    $                  -               293,057
                                                                               ==================    ==================


Disposition of Bear Paw Energy Inc. ("BPEI")

Carrying basis of assets sold                                              $             114,563                   -
Net gain on disposition                                                                   16,587                   -
                                                                               ------------------    ------------------

Total consideration received                                               $             131,150                   -
                                                                               ==================    ==================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

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

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

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

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

(1)    Summary of Significant Accounting Policies (continued)

       Reclassifications

       Certain amounts in the accompanying condensed consolidated financial statements for prior periods have been reclassified to conform to the classifications used at March 31, 2000.

(2)    Disposition of Assets

       Effective December 31, 1999, TransMontaigne sold its natural gas gathering subsidiary, Bear Paw Energy Inc., ("BPEI"), to BPE Acquisition LLC ("BPE"), a special purpose entity formed by Bear Paw's management in association with Thomas J. Edelman and Chase Capital Partners. The sale of BPEI was for cash consideration of $107.5 million, plus $23.7 million of retroactive reimbursement for all of the capital expenditures made by TransMontaigne on BPEI's newly constructed Powder River coal seam gathering system from July 1, 1999 to December 31, 1999. This disposition generated an approximate $16.6 million net gain to TransMontaigne. The $131.2 million total sale proceeds were used to reduce long term debt and for general corporate purposes.

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

       TransMontaigne accounted for these acquisitions using purchase method accounting as of the effective date of each transaction. Accordingly, the purchase price of each transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. TransMontaigne received a third party appraisal in connection with the LDEC allocation. The cash used to purchase the above acquisitions was funded by advances from TransMontaigne's credit facility.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

       The following summary presents unaudited actual and pro forma results of operations. The pro forma information assumes that the acquisition of LDEC and the sale of BPEI occurred as of July 1, 1998, and combines the historical results of operations of TransMontaigne, excluding BPEI, for the three months and nine months ended March 31, 2000 and 1999, with the historical results of operations of LDEC for the three months and nine months ended March 31, 2000 and 1999. The unaudited pro forma results of operations are not necessarily indicative of the results of operations which would actually have occurred if LDEC had been acquired and BPEI had been sold as of the beginning of the pro forma period, or which will be attained in the future.


                                                   Three Months Ended March 31,           Nine Months Ended March 31,
                                               -------------------------------------  -------------------------------------
                                                      2000                1999               2000                1999
                                                 ----------------    ---------------    ----------------    ---------------
                                                    (Actual)          (Pro forma)         (Pro forma)        (Pro forma)
                                                 ----------------    ---------------    ----------------    ---------------
                                                  (In thousands, except per share        (In thousands, except per share
                                                              amounts)                               amounts)

     Revenues                                $         1,209,470            757,431           3,641,883          2,784,760
                                                 ================    ===============    ================    ===============

     Net earnings (loss)                     $             3,655              3,333             (39,719)             7,825
     Preferred stock dividends                            (2,126)              (148)             (6,379)              (148)
                                                 ----------------    ---------------    ----------------    ---------------
     Net earnings (loss) attributable to
          common stockholders                $             1,529              3,185             (46,098)             7,677
                                                 ================    ===============    ================    ===============

     Earnings (loss) per common share:

               Basic                         $              0.05               0.10               (1.51)              0.25
                                                 ================    ===============    ================    ===============
               Diluted                       $              0.05               0.10               (1.51)              0.25
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

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

(5)    Property, Plant and Equipment

       Property, plant and equipment at March 31, 2000 and June 30, 1999 is as follows (in thousands):

                                                          March 31,            June 30,
                                                             2000                1999
                                                       -----------------   ------------------

        Land                                         $           15,003               15,165
        Pipelines, rights of way
             and equipment                                       36,402               33,661
        Terminals and equipment                                 285,292              296,544
        Natural gas gathering
             and processing                                           -              108,533
        Other plant and equipment                                17,178               20,011
                                                       -----------------   ------------------
                                                                353,875              473,914
        Less accumulated depreciation                            34,251               37,572
                                                       -----------------   ------------------

                                                     $          319,624              436,342
                                                       =================   ==================

(6)    Investments

       TransMontaigne, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company ("Lion"). Lion owns a 65,000 barrel per day refinery in El Dorado, Arkansas; a 188-mile crude oil transportation pipeline in east Texas; a 1,100-mile crude oil gathering system in south Arkansas and north Louisiana; and two refined petroleum products terminals in Tennessee. At March 31, 2000 and June 30, 1999, TransMontaigne's investment in Lion, carried at cost, was approximately $10,111,000.

       TransMontaigne, through a wholly-owned subsidiary, TransMontaigne Pipeline Inc., owns 20.38% common stock interest in West Shore Pipe Line Company ("West Shore"). Although TransMontaigne owns 20.38%, it does not exercise significant influence over the operations of West Shore and therefore carries its $35,960,000 investment at cost. TransMontaigne recorded dividend income from West Shore of $1,119,000 and $899,000 during the nine months ended March 31, 2000 and 1999, respectively.

(7)    Impairment on long lived assets

       During the three months ended December 31, 1999, TransMontaigne recorded non-cash impairment charges totaling $50.1 million, before income taxes. These charges include $31.9 million relating to certain of TransMontaigne's refined petroleum product terminals added in the 1998 acquisition of LDEC and $18.2 million relating to certain intangible assets recorded as a result of the same acquisition. In accordance with generally accepted accounting principles, TransMontaigne is required to review the book values of long lived assets for impairment. In calculating this impairment charge, TransMontaigne applied SFAS 121 in estimating future cash flows by terminal, discounting those estimated future cash flows at a 10% rate, which approximates TransMontaigne's cost of capital, and then comparing the discounted future cash flows to the net book value of each terminal. The impairment charge resulted from the change in the planned use of certain terminals and the abandonment of a pipeline that supplied one terminal, thereby significantly impacting the economic viability of such terminals. Each of these factors reduced or eliminated future cash flows. The $31.9 million impairment charge for the terminals reduces the book value of these assets to their estimated fair value as determined in TransMontaigne's impairment analysis.

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

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

(8)    Long-term Debt

       Long-term debt at March 31, 2000 and June 30, 1999 is as follows (in thousands):

                                                                        March 31,            June 30,
                                                                          2000                 1999
                                                                    ------------------   ------------------
      Line of credit                                            $             155,000              418,690
      Senior promissory notes                                                  50,000               75,000
      123/4% senior subordinated debentures, net
           of discount                                                          1,992                3,982
                                                                    ------------------   ------------------
                                                                              206,992              497,672
      Less current maturity                                                     1,992                2,000
                                                                    ------------------   ------------------
                                                                $             205,000              495,672
                                                                    ==================   ==================

       TransMontaigne amended its bank credit facility and Master Shelf Agreement effective December 31, 1999. The amended bank credit facility was reduced to a $395,000,000 credit facility consisting of a $300,000,000 revolving component due December 31, 2003 and a $95,000,000 term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins, subject to a Eurodollar Rate pricing option at TransMontaigne's election. The effective interest rate at March 31, 2000 was 8.7%.

       In April 1997, TransMontaigne entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100 million of TransMontaigne's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years. On April 17, 1997 and December 16, 1997, TransMontaigne sold $50,000,000 of 7.85% and $25,000,000 of 7.22% Senior Notes due April 17, 2003 and October 17, 2004, respectively. Under the amended Master Shelf Agreement, the commitment was reduced to $75,000,000. On January 20, 2000, TransMontaigne paid down $25,000,000 of the $50,000,000 of 7.85% senior notes with a portion of the proceeds from the sale of BPEI.

       Each of the amended bank credit facility and amended Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of March 31, 2000, TransMontaigne was in compliance with all such tests contained in the amended agreements.

       At March 31, 2000 TransMontaigne had an outstanding balance of $2,000,000 of the originally issued $4,000,000 of 12.75% senior subordinated debentures which are guaranteed by certain subsidiaries. The outstanding debentures are subject to a required redemption on December 15, 2000. The debentures may be prepaid prior to maturity at a premium, under certain circumstances. In conjunction with the issuance of these debentures, TransMontaigne issued warrants to purchase 248,686 shares of its common stock at $3.60 per share.

       Cash payments for interest were approximately $22,855,000 and $17,188,000 for the nine months ended March 31, 2000 and 1999, respectively.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

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

(10)   Restricted Stock

       TransMontaigne has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the nine months ended March 31, 2000 and 1999, the TransMontaigne Compensation Committee of the Board of Directors awarded 175,000 and 12,000 shares to certain key employees, respectively. At March 25, 1999, the vesting of all the shares not then vested was accelerated due to an ownership change resulting from the private placement of the Series A Convertible Preferred Stock and the unamortized balance of the unearned compensation was fully amortized. Amortization of unearned compensation of $239,000 and $780,000 is included in general and administrative expense for the nine months ended March 31, 2000 and 1999, respectively.

(11)   Litigation

       TransMontaigne is a party to various claims and litigation in its normal course of business. Although no assurances can be given, TransMontaigne management believes that the ultimate resolution of such claims and litigation, individually or in the aggregate, will not have a materially adverse impact on TransMontaigne's financial position or its results of operations.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

(12)    Earnings Per Share ("EPS")

       The following table reconciles the computation of basic EPS and diluted
       EPS for the three months and nine months ended March 31, 2000 and 1999:

                                                                Three Months Ended                  Nine Months Ended
                                                                    March 31,                           March 31,
                                                         ---------------------------------     -----------------------------
                                                             2000               1999              2000            1999
                                                         --------------    ---------------     -----------    --------------
                                                                  (In thousands,                      (In thousands,
                                                            except per share amounts)           except per share amounts)

      Net earnings (loss)                             $          3,655              2,473         (38,576)            4,205
      Preferred stock dividends                                 (2,126)              (148)         (6,379)             (148)
                                                         --------------    ---------------     -----------    --------------
      Net earnings (loss) attributable to common
           stockholders for basic EPS                            1,529              2,325         (44,955)            4,057
      Effect of dilutive securities                                  -                  -               -                 -
                                                         --------------    ---------------     -----------    --------------
      Net earnings (loss) attributable to common
           stockholders for diluted EPS               $          1,529              2,325         (44,955)            4,057
                                                         ==============    ===============     ===========    ==============

      Basic weighted-average shares                             30,630             30,471          30,569            28,470
      Effect of dilutive securities:
                Stock options                                      228                542               -               546
                Stock warrants                                      89                176               -               181
                                                         --------------    ---------------     -----------    --------------
      Diluted weighted-average shares                           30,947             31,189          30,569            29,197
                                                         ==============    ===============     ===========    ==============
      Earnings (loss) per shares:
           Basic                                      $           0.05               0.08           (1.47)             0.14
                                                         ==============    ===============     ===========    ==============
           Diluted                                    $           0.05               0.07           (1.47)             0.14
                                                         ==============    ===============     ===========    ==============

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

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

o Natural gas - consists of services provided through the ownership and operation of natural gas pipeline gathering systems, processing plants and related facilities for the gathering, treating, processing, fractionating and reselling of natural gas and NGL. This segment was eliminated effective December 31, 1999 (see Note 2).

o Corporate - consists of assets and corporate income and expense not specifically included in other business segments.

       Eliminations represent intercompany transactions between TransMontaigne's business segments, primarily relating to services performed by the terminals and pipelines segments for and sales of NGL by the natural gas segment to the product segment.

       For the nine months ended March 31, 2000, revenues; depreciation and amortization; operating income; and capital expenditure amounts for the natural gas segment reflect the activities prior to the sale of this subsidiary effective December 31, 1999 (see Note 2). Accordingly, no identifiable assets are shown for this segment at March 31, 2000. Also, operating income for the products segment does not include the $18,236,000 expense and the terminals segment does not include the $31,900,000 expense related to the impairment of long lived assets for the nine months ended March 31, 2000.

TRANSMONTAIGNE INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2000

(13)   Business Segments (continued)

       Information about TransMontaigne's business segments for the three months and nine months ended March 31, 2000 and 1999 is summarized below (in thousands):

                                                                Three Months Ended                  Nine Months Ended
                                                                    March 31,                           March 31,
                                                         ---------------------------------     -----------------------------
                                                              2000              1999               2000            1999
                                                         ---------------    --------------     -------------    ------------
      Revenues:
           Products                                   $       1,199,919           751,344         3,634,246       1,931,159
           Terminals                                             15,440            11,877            47,268          27,256
           Pipelines                                              3,483             3,288            11,509          11,154
           Natural gas                                                -            11,938            39,620          39,162
           Corporate                                                 89               418               953           1,227
           Eliminations                                          (9,461)           (9,496)          (52,094)        (36,168)
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $       1,209,470           769,369         3,681,502       1,973,790
                                                         ===============    ==============     =============    ============
      Depreciation and amortization:
           Products                                   $              12                 4               503              14
           Terminals                                              3,726             2,968            10,701           5,934
           Pipelines                                                375               295             1,068             807
           Natural gas                                                -             1,490             3,141           4,420
           Corporate                                                617               341             1,958             844
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $           4,730             5,098            17,371          12,019
                                                         ===============    ==============     =============    ============
      Operating income (loss):
           Products                                   $          10,139            12,107           (15,596)         18,520
           Terminals                                              3,538             3,282             9,640           8,512
           Pipelines                                                262              (128)            2,006           2,117
           Natural gas                                                -              (274)            5,262           1,074
           Corporate                                             (1,372)             (450)           (2,505)         (2,850)
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $          12,567            14,537            (1,193)         27,373
                                                         ===============    ==============     =============    ============
      Identifiable assets:
           Products                                   $         309,085           478,902           309,085         478,902
           Terminals                                            283,735           250,695           283,735         250,695
           Pipelines                                             66,435            64,996            66,435          64,996
           Natural gas                                                -            95,672                 -          95,672
           Corporate                                            100,630            51,745           100,630          51,745
           Eliminations                                          (5,475)           (7,701)           (5,475)         (7,701)
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $         754,410           934,309           754,410         934,309
                                                         ===============    ==============     =============    ============
      Capital expenditures:
           Products                                   $               -                 -                 -               -
           Terminals                                              6,314             7,397            22,568          36,991
           Pipelines                                                379             2,360             2,384           8,171
           Natural gas                                                -             1,980            24,265           4,506
           Corporate                                                281               734             3,677           3,027
                                                         ---------------    --------------     -------------    ------------
           Total consolidated                         $           6,974            12,471            52,894          52,695
                                                         ===============    ==============     =============    ============

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

TransMontaigne provides a broad range of integrated transportation, terminaling, storage, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. TransMontaigne is a holding company which conducts its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. TransMontaigne operations are divided into three business segments: pipelines, which includes transportation and delivery of refined petroleum products and crude oil; terminals, which includes terminaling and storage of refined petroleum products, crude oil, chemicals and other bulk liquids; and products, which includes supply, distribution and marketing of refined petroleum products and natural gas liquids; and a natural gas services business segment which includes gathering, treating, processing, fractionating and marketing natural gas liquids ("NGL") and natural gas, which was divested effective December 31, 1999. Segment information is presented in the notes to the condensed consolidated financial statements. TransMontaigne does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

TransMontaigne owns and operates refined petroleum products, chemicals, other bulk liquids, crude oil and natural gas assets. TransMontaigne's refined petroleum products, chemicals, other bulk liquids and crude oil assets consist primarily of 3 pipeline systems with approximately 850 miles of petroleum products and crude oil pipeline and 73 terminal, storage and delivery facilities located in 19 states with a combined tank storage capacity of approximately 21,000,000 barrels. TransMontaigne also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and sold to and exchanged with customers in other locations. Effective December 31, 1999, TransMontaigne sold its natural gas gathering and processing assets which consisted of 6 gathering and processing systems in 4 states and 1 Canadian province with combined throughput capacity of 115 million cubic feet per day and over 2,900 miles of pipelines.

DISPOSITIONS

Effective December 31, 1999, TransMontaigne sold its natural gas gathering subsidiary, Bear Paw Energy Inc., ("BPEI"), to BPE Acquisition LLC ("BPE"), a special purpose entity formed by BPEI's management in association with Thomas J. Edelman and Chase Capital Partners. The sale of BPEI was for cash consideration of $107.5 million, plus $23.7 million of retroactive reimbursement for all of the capital expenditures made by TransMontaigne on BPEI's newly constructed Powder River coal seam gathering system from July 1, 1999 to December 31, 1999. This disposition generated an approximate $16.6 million net gain to TransMontaigne. The $131.2 million total sale proceeds were used to reduce long term debt and for general corporate purposes.

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

RESULTS OF OPERATIONS

TransMontaigne reported net earnings of $3,655,000 for the three months ended March 31, 2000, compared to net earnings of $2,473,000 for the three months ended March 31, 1999, an increase of $1,182,000. After preferred stock dividends, net earnings attributable to common stockholders were $1,529,000 and $2,325,000 for the three months ended March 31, 2000 and 1999, respectively. Earnings per common share for the three months ended March 31, 2000 was $0.05 basic and diluted based on 30,630,000 weighted average basic and 30,947,000 weighted average diluted shares outstanding compared to $.08 basic and $.07 diluted for the three months ended March 31, 1999.

TransMontaigne reported a net loss of $38,576,000 for the nine months ended March 31, 2000, compared to net earnings of $4,205,000 for the nine months ended March 31, 1999, a decrease of $42,781,000. After preferred stock dividends, net earnings (loss) attributable to common stockholders were $(44,955,000) and $4,057,000 for the nine months ended March 31, 2000 and 1999, respectively. Loss per common share for the nine months ended March 31, 2000 was $1.47 basic and diluted based on 30,569,000 weighted average basic and diluted shares outstanding compared to earnings per share of $.14 basic and diluted for the nine months ended March 31, 1999.

Included in TransMontaigne's net loss for the nine months ended March 31, 2000 is an impairment charge on long lived assets of approximately $50.1 million ($30 million after tax) which was offset by a gain on the sale of BPEI of approximately $16.6 million ($10 million after tax).

Selected financial data from TransMontaigne's business segments are summarized below (in thousands):

                                                                           Three Months Ended             Nine Months Ended
                                                                                March 31,                     March 31,
                                                                        --------------------------     -------------------------
                                                                           2000           1999            2000          1999
                                                                        -----------    -----------     -----------    ----------
Net operating margins (1):
     Product operations:
          Sales, exchanges and product arbitrage                     $      15,133         14,312           5,676        23,089
          Costs related to minimum inventory (2)                            (2,429)             -         (12,855)            -
                                                                        -----------    -----------     -----------    ----------
                                                                            12,704         14,312          (7,179)       23,089
     Terminal operations                                                     8,788          6,686          24,965        15,519
     Pipeline operations                                                     1,307          1,280           5,104         5,660
     Natural gas services operations                                             -          2,368          10,490         8,352
                                                                        -----------    -----------     -----------    ----------
          Total net operating margins                                       22,799         24,646          33,380        52,620

Impairment to long lived assets                                                  -              -          50,136             -
General and administrative expenses                                          5,502          5,011          17,202        13,228
Depreciation and amortization expenses                                       4,730          5,098          17,371        12,019
                                                                        -----------    -----------     -----------    ----------
          Operating income (loss)                                           12,567         14,537         (51,329)       27,373

Interest expense and related financing costs                                (5,763)       (11,253)        (30,801)      (22,393)
Dividend and interest income                                                   859            704           2,815         1,802
Gain (loss) on disposition of assets                                        (1,566)             -          15,021             -
Income tax (expense) benefit                                                (2,442)        (1,515)         25,718        (2,577)
                                                                        -----------    -----------     -----------    ----------
          Net earnings (loss)                                                3,655          2,473         (38,576)        4,205

Preferred stock dividends                                                   (2,126)          (148)         (6,379)         (148)
                                                                        -----------    -----------     -----------    ----------
          Net earnings (loss) attributable to common stockholders    $       1,529          2,325         (44,955)        4,057
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

Selected volumetric data for TransMontaigne's business segments are summarized below:


                                                                           Three Months Ended        Nine Months Ended March
                                                                               March 31,                       31,
                                                                        -------------------------    -------------------------
                                                                           2000          1999          2000           1999
                                                                        -----------    ----------    ----------     ----------
  Products volumes - barrels per day                                       421,112       407,719       619,590        372,504
  Terminal volumes - barrels per day                                       420,358       386,615       478,069        276,721
  Pipeline volumes - barrels per day                                        58,480        54,288        73,036         62,955

     Note:   1 barrel equals 42 gallons

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1999

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

The net operating margin from product operations for the three months ended March 31, 2000 was $12,704,000, which includes $2,429,000 costs related to minimum inventory. This net operating margin compares to a net operating margin of $14,312,000 for the three months ended March 31, 1999. Revenues were $1,199,919,000 for the three months ended March 31, 2000 compared to $751,344,000 for the three months ended March 31, 1999, an increase of $448,575,000. Revenue increases were due to an increase in barrels sold, which included the reduction of minimum inventory barrels required to be held, and an increase in the price per barrel of refined petroleum products over the prior year quarter.

TransMontaigne continued its strategy of hedging both its discretionary and minimum inventory during the three months ended March 31, 2000. TransMontaigne strategically reduced its minimum inventory levels while maximizing margins and reducing costs related to the remaining 2 million minimum inventory barrels. For the three months ended March 31, 2000, the petroleum market pricing structure, as indicated by the NYMEX futures market, was in an inverse for gasoline of approximately $.023 per gallon, i.e., nearby futures prices were higher than the succeeding periods. This compares to a $.032 per gallon carry, i.e., nearby futures prices were lower than succeeding periods, for the same period in 1999. For the quarter ended March 31, 2000, the distillate market was in an inverse of approximately $.088 per gallon. This compares to $.007 average per gallon carry for the same period in 1999. TransMontaigne obtains maximum margin by utilizing its storage space and inventory positions when the market structure is in a carry.

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

The net operating margin from terminal operations for the three months ended March 31, 2000 was $8,788,000 compared to $6,686,000 for the three months ended March 31, 1999, an increase of $2,102,000. The margin per barrel for the three months ended March 31, 2000 of $.23 increased $.04 compared to the three months ended March 31, 1999. The increases in net operating margin and margin per barrel resulted from a $3,563,000 increase in revenues which was partially offset by a $1,461,000 increase in operating costs. These increases were the result of terminal acquisitions during the past year and the related additional 3,457,000 barrels handled.

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

The net operating margin from pipeline operations for the three months ended March 31, 2000 was $1,307,000 compared to $1,280,000 for the three months ended March 31, 1999, an increase of $27,000. The margin per barrel for the three months ended March 31, 2000 of $.24 decreased $.02 compared to the three months ended March 31, 1999. Pipeline volumes per day increased 4,192 barrels, primarily due to increased short haul movements in the East Chicago area. The decreases in the net operating margin and the margin per barrel resulted from a decrease in higher tariff movements, a minimal increase in operating costs and the transfer of non-carrier assets and their associated margins to terminal operations.

Natural Gas Services Operations

This segment was eliminated effective December 31, 1999 (see Note 2).

Corporate and Other

General and administrative expenses for the three months ended March 31, 2000 were $5,502,000 compared to $5,011,000 for the three months ended March 31, 1999, an increase of $491,000. The increase was due primarily to lease contract cancellation costs accrued of approximately $1,000,000.

Depreciation and amortization expenses for the three months ended March 31, 2000 were $4,730,000 compared to $5,098,000 for the three months ended March 31, 1999, a decrease of $368,000. The decrease was due primarily to the disposition of the natural gas services assets of Bear Paw Energy Inc. as of December 31, 1999, partially offset by the acquisition of the Hess Terminals.

Dividend income for the three months ended March 31, 2000 was $345,000 compared to $560,000 for the three months ended March 31, 1999, a decrease of $215,000. The dividend income is solely from West Shore. Increased operating expenses at West Shore resulted in the decreased dividends. Interest income for the three months ended March 31, 2000 was $514,000 compared to $144,000 for the three months ended March 31, 1999, an increase of $370,000. The increase in interest income was due primarily to the increase in interest bearing cash balances.

Interest expense, amortization of deferred debt issuance costs, and other financing costs during the three months ended March 31, 2000 were $5,763,000 compared to $11,253,000 during the three months ended March 31, 1999, a decrease of $5,490,000. The decrease in interest expense of $4,796,000 was due to a decrease in average outstanding debt of $307,045,000 with proceeds from the reduction of financed inventory and sale of BPEI assets, partially offset by an increased average interest rates from 7.0% to 8.0%. Amortization of deferred debt issuance costs decreased $475,000, primarily due to the reduction of deferred debt costs associated with the pay down of debt facilities which were expensed.

Income tax expense was $2,442,000 for the three months ended March 31, 2000, which represents an effective combined federal and state income tax rate of 40%. Income tax expense was $1,515,000 for the three months ended March 31, 1999, which represents an effective combined federal and state income tax rate of 38%.

The net earnings for the three months ended March 31, 2000 was $3,655,000 compared to $2,473,000 for the three months ended March 31, 1999, an increase of $1,182,000. The increase was due to increased net operating margin contribution from terminal operations and a reduction in interest expense and related financing costs, primarily attributable to a reduction in average outstanding debt. These increases were partially offset by reduced net operating margin contributions from product operations, elimination of net operating margin from natural gas services, increased general and administrative expenses, the loss on disposition of assets and increased deferred tax expense.

Preferred stock dividends on the Series A Convertible Preferred Stock were $2,126,000 and $148,000 for the three months ended March 31, 2000 and 1999, respectively. The preferred stock dividends for the three months ended March 31, 2000 were paid March 30, 2000.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO
NINE MONTHS ENDED MARCH 31, 1999

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

The net operating loss from product operations for the nine months ended March 31, 2000 was $7,179,000, which includes $12,855,000 costs related to minimum inventory and an increase of $1,750,000 in the reserve for doubtful accounts. This net operating loss compares to a net operating margin of $23,089,000 for the nine months ended March 31, 1999. Revenues were $3,634,246,000 for the nine months ended March 31, 2000 compared to $1,931,159,000 for the nine months ended March 31, 1999, an increase of $1,703,087,000. Revenue increases were due to an increase in barrels sold, which included the liquidation of discretionary barrels held and the reduction of minimum inventory barrels held; an increase in the price per barrel of refined petroleum products over the prior year; and the inclusion of nine months of LDEC operations, whereas the prior year had only five months of operations.

TransMontaigne's strategy of hedging both its discretionary and minimum inventory resulted in no benefit from the significant price increase of crude oil and refined petroleum products during the nine months ended March 31, 2000. For the nine months ended March 31, 2000, the petroleum market pricing structure, as indicated by the NYMEX futures market, was in an inverse for gasoline of approximately $.027 per gallon, i.e., nearby futures prices were higher than the succeeding periods. This compares to a $.017 carry, i.e., nearby futures prices were lower than succeeding periods, for the same period in 1999. For the nine months ended March 31, 2000, the distillate market began in a carry of approximately $.014 per gallon and then moved to a $.066 per gallon inverse at March 31, 2000. This compares to average carry of approximately $.018 per gallon for the same period in 1999. TransMontaigne obtains maximum margin by utilizing its storage space and inventory positions when the market structure is in a carry.

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

The net operating margin from terminal operations for the nine months ended March 31, 2000 was $24,965,000 compared to $15,519,000 for the nine months ended March 31, 1999, an increase of $9,446,000. The margin per barrel for the nine months ended March 31, 2000 of $.19 decreased $.01 compared to the nine months ended March 31, 1999. The increase in net operating margin resulted from a $20,012,000 increase in revenues which was partially offset by a $10,566,000 increase in operating costs. These increases were primarily the result of terminal acquisitions during the past year and the related additional 55,647,000 barrels handled.

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

The net operating margin from pipeline operations for the nine months ended March 31, 2000 was $5,104,000 compared to $5,660,000 for the nine months ended March 31, 1999, a decrease of $556,000. The margin per barrel for the nine months ended March 31, 2000 of $.25 decreased $.07 compared to the nine months ended March 31, 1999. Pipeline volumes per day increased 10,081 barrels, primarily due to increased short haul movements in the East Chicago area. The decreases in the net operating margin and the margin per barrel resulted from a decrease in higher tariff movements, an increase in operating costs, and the transfer of non-carrier assets and their associated margins to terminal operations.

Natural Gas Services Operations

This segment was eliminated effective December 31, 1999 (see Note 2).

Corporate and Other

General and administrative expenses for the nine months ended March 31, 2000 were $17,202,000 compared to $13,228,000 for the nine months ended March 31, 1999, an increase of $3,974,000. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals, increased communication expenses directly attributable to the continued expansion of TransMontaigne's integrated logistical petroleum services and to the acquisition and operation of LDEC and the Hess Terminals, lease contract cancellation costs accrued and additional personnel costs related to separation and release agreements.

Depreciation and amortization expenses for the nine months ended March 31, 2000 were $17,371,000 compared to $12,019,000 for the nine months ended March 31, 1999, an increase of $5,352,000. The increase was due primarily to terminal related assets being acquired and constructed during the past year partially offset by the disposition of natural gas services assets of BPEI and impairment charge recorded at December 31, 1999.

Dividend income for the nine months ended March 31, 2000 was $1,119,000 compared to $899,000 for the nine months ended March 31, 1999, an increase of $220,000. Dividend income is solely from West Shore, and includes only six months of activity for the prior nine month period. Interest income for the nine months ended March 31, 2000 was $1,696,000 compared to $903,000 for the nine months ended March 31, 1999, an increase of $793,000. The increase in interest income was due primarily to the increase in interest bearing cash balances.

Interest expense, amortization of deferred debt issuance costs, and other financing costs during the nine months ended March 31, 2000 were $30,801,000 compared to $22,393,000 during the nine months ended March 31, 1999, an increase of $8,408,000. The increase in interest expense of $4,311,000 was primarily due to increased average interest rates from 7.1% to 8.7% with a minimal decrease in the average outstanding debt and $875,000 in expense related to prepayment of outstanding long-term debt. Amortization of deferred debt issuance costs increased $4,258,000 primarily due to the write off of approximately $3,845,000 in connection with amended debt agreements.

Income tax benefit was $25,718,000 for the nine months ended March 31, 2000, which represents an effective combined federal and state income tax rate of 40%. Income tax expense was $2,577,000 for the nine months ended March 31, 1999, which represents an effective combined federal and state income tax rate of 38%.

The net loss for the nine months ended March 31, 2000 was $38,576,000 compared to net earnings of $4,205,000 for the nine months ended March 31, 1999, a decrease of $42,781,000. The net loss resulted primarily from the negative $7.18 million net operating margin from products operations which includes $12.9 million costs related to minimum inventory; the $50.1 million impairment charge; increased general and administrative expenses; additional depreciation and amortization expenses attributable to the acquisitions and facilities expansion projects; increased interest expense, primarily attributable to the increase in average interest rates; and an approximate $3.8 million charge to amortization of deferred debt issuance costs due to the amended debt agreements. The net loss was partially offset by increased net operating margin contributions from terminal operations and natural gas services operations, the approximately $16.6 million gain on the sale of BPEI, and the $25.7 million net deferred tax benefit.

Preferred stock dividends on the Series A Convertible Preferred Stock were $6,379,000 and $148,000 for the nine months ended March 31, 2000 and 1999, respectively.

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

Net cash provided by operating activities was $236,183,000 for the nine months ended March 31, 2000, which was attributable primarily to decreased inventories and trade accounts receivable, increased inventory due under exchange agreements, and reduced by decreased trade accounts payable and the net loss. Net cash used by operating activities was $27,344,000 for the nine months ended March 31, 1999, which was attributable primarily to increased inventories and trade accounts receivable, and reduced by increased trade accounts payable.

Net cash provided by investing activities was $85,005,000 during the nine months ended March 31, 2000 as a result of the sale of BPEI and was reduced as TransMontaigne continued its growth through construction and improvements to existing operating facilities. Net cash used by investing activities was $382,310,000 during the nine months ended March 31, 1999, which included the acquisitions of LDEC, the Southwest Terminal, a 20.38% common stock interest in West Shore, and enhancements to the pipeline and terminal facilities.

Net cash used by financing activities for the nine months ended March 31, 2000 was $301,800,000, which primarily represented net repayments of $290,680,000 under TransMontaigne's bank credit facility and Master Shelf Agreement. Net cash provided by financing activities for the nine months ended March 31, 1999 of $395,389,000 represented borrowings under TransMontaigne's bank credit facility and the issuance of preferred stock and was primarily used to finance the acquisition of LDEC, other capital expenditures and operations.

TransMontaigne amended its bank credit facility, effective as of December 31, 1999. The amended bank credit facility includes a $300,000,000 revolving component due December 31, 2003 and a $95,000,000 term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins subject to a Eurodollar Rate pricing option. The bank credit facility includes a $20,000,000 same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate.

At March 31, 2000, TransMontaigne had advances of $155,000,000 outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option. The effective interest rate at March 31, 2000 was 8.7%. On January 20, 2000, TransMontaigne paid down $105,000,000 of the $200,000,000 term loan with a portion of the proceeds from the sale of BPEI.

At March 31, 2000, TransMontaigne had outstanding under the Master Shelf Agreement, $25,000,000 of 7.85% Senior Notes due April 17, 2003 and $25,000,000
of 7.22% Senior Notes due October 17, 2004. On January 20, 2000, TransMontaigne paid down $25,000,000 of its $50,000,000 7.85% Senior Notes with a portion of the proceeds from the sale of BPEI.

Each of the amended bank credit facility and amended Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, distributions and inventory positions. As of March 31, 2000, TransMontaigne was in compliance with all such tests contained in the amended agreements.

Additional capital expenditures anticipated through June 30, 2000 are estimated to be $8,000,000 for pipeline and terminal facilities, and assets to support these facilities and could exceed that amount if additional facilities enhancement projects and possible acquisitions being considered by TransMontaigne materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which TransMontaigne identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services TransMontaigne provides; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

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

Through March 31, 2000, TransMontaigne had incurred third party costs of approximately $1,375,000 related to Year 2000 compliance matters. These costs have been funded through operating cash flows and do not include internal costs. TransMontaigne does not presently separately record internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in carrying out the Year 2000 Plan, as well as related travel and other out-of-pocket expenses. TransMontaigne has had minimal business disruptions as the result of Year 2000 issues during the three months ended March 2000.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and BankBoston, N.A., as Agent, dated as of February 11, 2000. FILED HEREWITH.

         10.2 Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and U.S. Private Placement Fund dated as of February 14, 2000. FILED HEREWITH.

         27    Financial Data Schedule.  FILED HEREWITH.

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

         A Form 8-K/A dated December 31, 1999 was filed on March 17, 2000, amending the Current Report on Form 8-K filed on January 18, 2000, solely to add the pro forma financial statements required by Item 7(b) of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000                            TRANSMONTAIGNE INC.
                                               (Registrant)

                                               /s/ RODNEY S. PLESS
                                               -------------------
                                               Rodney S. Pless
                                               Vice President, Controller and
                                               Chief Accounting Officer