Form 10-K
period 2000-06-30
TRANSMONTAIGNE INC
filed 2000-09-21
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934 For the fiscal year ended June 30, 2000

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

                                Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock on the American Stock Exchange on September 1, 2000.

                                  $90,350,000

 The number of shares of the registrant's Common Stock outstanding on
                      September 1, 2000 was
                                   30,980,524

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

                               TABLE OF CONTENTS

               Item                                                                                             Page No.
Part I            1.  Business                                                                                       3

                  2.  Properties                                                                                     6

                  3.  Legal Proceedings                                                                              8

                  4.  Vote of Security Holders                                                                       8

Part II           5.  Market for Common Stock                                                                        8

                  6.  Selected Financial Data                                                                        8

                      Information Regarding Forward Looking Statements                                              10

                  7.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                            11

                  7A. Qualitative and Quantitative Disclosures About
                           Market Risk                                                                              25

                  8.  Financial Statements and Supplementary Data                                                   26

                  9.  Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosures                                                  53

Part III
                  10. Directors and Executive Officers                                                              53

                  11. Executive Compensation                                                                        53

                  12. Security Ownership of Certain Beneficial
                           Owners and Management                                                                    53

                  13. Certain Relationships and Related Transactions                                                53

Part IV           14. Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                                                      55

                                    PART I

ITEM 1.        BUSINESS

General

     TransMontaigne Inc., a Delaware corporation, ("the Company") provides a broad range of integrated supply, distribution, marketing, terminaling, storage and transportation services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, crude oil and other bulk liquids in the downstream sector of the petroleum and chemical industries. The Company is a holding company that conducts the majority of its operations through wholly owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Northeast regions of the United States. Through its wholly owned subsidiary, TransMontaigne Product Services Inc. ("TPSI"), the Company provides product services consisting of the bulk purchase and sale of refined petroleum products and the wholesale marketing of products at terminal truck loading rack locations, both of which are high volume, low margin activities. Through its wholly owned subsidiaries, TransMontaigne Terminaling Inc. ("TTI") and TransMontaigne Pipeline Inc. ("TPI"), the Company provides refined petroleum product and crude oil transportation, terminal and storage services to over 600 customers, including most major oil companies and independent refiners in the United States. The Company owns approximately 850 miles of petroleum products and crude oil pipeline and 75 terminal, storage and delivery facilities in 19 states with a combined tank storage capacity of approximately 22 million barrels. The Company also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and exchanged with customers in other locations. Management believes that the use of all these facilities should allow the Company to significantly expand its geographic service area and the integrated services it provides. The Company's commercial operations are divided into supply, distribution and marketing of refined petroleum products; terminals, which includes terminaling and storage services; and pipelines. The Company, through a wholly owned subsidiary, historically provided selected natural gas services including the gathering, processing, fractionating and marketing of natural gas liquids ("NGL") and natural gas. This subsidiary was divested as of December 31, 1999. Segment information is presented in the notes to the financial statements. The Company does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

Commercial Operations

Products Supply, Distribution and Marketing

     TPSI's supply, distribution and marketing efforts are enhanced by TPI and TTI's ownership and operation of products pipelines and terminals; and by its inventory positions in third-party common carrier pipeline systems. TPSI utilizes these assets to arbitrage location product price differentials and transportation costs; to purchase substantial bulk volumes of products for resale in the spot market or over truck loading racks; to take advantage of opportunities presented by anticipated product price volatility arising from changing economic conditions, seasonal variations and market supply and demand considerations; and to generate revenues from regional and national industrial end-user and commercial wholesale storage and forward sales marketing contracts of refined petroleum products.

     TPSI enters into product exchange transactions in order to enhance operating margins in connection with its supply and distribution activities. Exchanges are arranged through agreements under which TPSI agrees to buy and sell products that differ in terms of geographic location, type of product or delivery schedule. Through such exchanges, which are continuously monitored by TPSI's real-time management information and risk management systems, TPSI seeks to increase its overall operating margins by maximizing transportation, terminaling and product sales revenues from each barrel of product sold while also minimizing related storage, shipping and product costs.

     TPSI's refined petroleum products inventory consists primarily of gasoline and distillates. Inventory is divided into inventory held for sale or exchange in the ordinary course of business and minimum inventory which represents working stocks (pipeline in-transit and minimum terminal inventory), pipeline line fill and terminal tank bottoms. Minimum inventory is required to be held for operating balances in the conduct of TPSI's daily supply, distribution and marketing activities and is maintained both in tanks and pipelines owned by TTI and TPI and pipelines owned by third parties.

     TPSI selectively hedges quantities of its inventory by entering into future physical delivery obligations with third parties or purchasing futures contracts on the New York Mercantile Exchange ("NYMEX") in order to reduce risk exposure to inventory that would be subject to price volatility.

Terminals

     TTI (an independent operator) owns and operates an extensive terminal infrastructure that handles petroleum products, chemicals and other bulk liquids with transportation connections via pipeline, barges, rail cars and trucks to TPI facilities or to third party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation and Texas Eastern pipeline systems.

     Products terminal revenues are based on volumes handled, generally at a standard industry fee. Terminal fees are not regulated. The terminals receive petroleum products in bulk quantities from connecting pipeline systems and barge dock facilities. Products are stored in bulk at the terminals and made available to wholesale, shipment and exchange customers who transport the products by truck to commercial and retail destinations and then to the end-user. TPSI markets refined petroleum products over truck loading racks at TTI owned terminals, as well as through exchanges with numerous companies at other non-owned terminals located throughout the Company's distribution area.

     Chemicals and other bulk liquids terminal revenues are based upon the type and volume of the liquids handled, including any special temperature maintenance, labor-intensive loading/off-loading requirements or other handling services. These terminal fees are not regulated; are generally negotiated on an individual contract basis with a term of one year or less; and typically are at rates which exceed those for handling petroleum products due to the particular nature of the products handled.

     Storage of refined petroleum products, chemicals and other bulk liquids at TTI-owned facilities pending delivery is an integral service function. Storage fees are generally based on a per gallon rate or on tankage capacity committed and will vary with the duration of the storage arrangement, the product stored and special handling requirements. Storage fees are not regulated.

     Major and independent petroleum companies own terminal and storage facilities which often have similar capabilities to those owned by independent operators such as TTI, but generally do not provide terminaling and storage services to third parties. In many instances, these companies are also significant customers of the Company and frequently provide strong demand for its terminals, particularly when TTI's terminals and storage facilities have more cost effective locations near key transportation connections and distribution points. These companies also utilize TTI for terminaling and storage services when their proprietary facilities are inadequate, either because of size constraints, the nature of the products, chemicals and other bulk liquids stored or the need for specialized handling requirements particularly when certain types of chemicals and other bulk liquids are involved.

     Ancillary services, including injection of shipper-furnished or TTI-furnished additives, are also available for a fee at TTI terminals.

Pipelines

     TPI owns and operates an approximate 480-mile refined petroleum products pipeline from Ft. Madison, Iowa through Chicago, Illinois to Toledo, Ohio (the "NORCO Pipeline") together with associated storage facilities located at Hartsdale and East Chicago, Indiana and Toledo, Ohio; product distribution facilities located at South Bend, Indiana; Peoria, Illinois; and Bryan, Ohio; and delivery facilities located at Elkhart, Indiana and Chillicothe and Galesburg, Illinois. The NORCO Pipeline system is interconnected to all major mid-continent common carriers. TPI also owns a 60% interest in a 67-mile refined petroleum products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline") together with associated product distribution facilities at Mt. Vernon and Rogers. The Razorback Pipeline is the only refined petroleum products pipeline providing transportation services to northwest Arkansas. TPI also owns and operates an approximate 220-mile crude oil gathering pipeline system, with approximately 627,500 barrels of tank storage capacity, located in east Texas (the "CETEX Pipeline").

     TPI owns a 20.38% common stock interest in West Shore Pipe Line Company ("West Shore"). West Shore owns an approximate 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago, Illinois; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States.

     In general, a shipper owns the refined petroleum products or crude oil and transfers custody of the products to the NORCO or Razorback pipelines, or the crude oil to the CETEX pipeline, for shipment to a delivery location at which point custody again transfers. Tariffs for the transportation service are regulated and are charged by TPI to shippers based upon the origination point on the pipelines to the point of product delivery. These tariffs do not include fees for the storage of products at the NORCO and Razorback pipeline storage facilities or crude oil at the CETEX pipeline storage facilities. Fees for the terminaling and storage of products at TTI terminals are separately charged when those facilities are utilized.

     TPI's pipeline business depends in large part on the level of demand for refined petroleum products in the markets served by the pipelines, together with the ability and willingness of refiners and marketers having access to the pipelines to supply that demand by shipments through these pipelines. Competition is based primarily on pipeline operational dependability, quality of customer service provided and proximity to end-users, although product pricing at either the origin or terminal destination on a pipeline may outweigh transportation cost considerations. The Company believes that high capital costs, tariff regulation, environmental considerations, problems in acquiring rights-of-way and TPI's existing available capacity make it unlikely that additional competing pipeline systems comparable in size to the NORCO and Razorback pipelines will be built in the near term.

Natural Gas Services

     The Company divested its wholly owned subsidiary, Bear Paw Energy Inc., effective December 31, 1999.

Growth

     The Company continues to seek growth opportunities in its terminal, pipeline and marketing businesses. The Company expects to grow by continuing to acquire strategically located downstream assets, as well as other value-added business opportunities that are expected to contribute additional cash flow and enhance net earnings. Growth by acquisition is expected to be complemented by construction of new projects and expansion of existing facilities in specific locations which are intended to develop and increase the Company's present operating capabilities and business presence in the markets served.

Environmental and Tariff Regulations

     The operations of the Company are subject to federal, state and local laws and regulations relating to protection of the environment. Future regulation may impose additional requirements. Although the Company believes that its operations are in material compliance with applicable environmental laws and regulations, and the Company has not accrued any material amounts for environmental compliance as of June 30, 2000, risks of substantial costs and liabilities are inherent in pipeline, terminal and processing operations, and there can be no assurance that significant costs and liabilities will not be incurred in the future.

     The interstate petroleum products pipeline operations of TPI are subject to regulation by the Federal Energy Regulatory Commission (the "FERC") under the Interstate Commerce Act (the "ICA"), which requires, among other things, that the rates set by the pipeline transportation tariffs be just and reasonable and not unduly discriminatory. New and changed tariffs must be filed with the FERC, which may investigate their legality on shipper protest or its own motion. The FERC may suspend the effectiveness of such tariffs and require the pipeline to refund to shippers, with interest, any difference between the level the FERC determines to be lawful and the filed tariffs under investigation; the tariffs may also be challenged by litigation.

     The intrastate crude oil pipeline operations of TPI are subject to regulation by the Texas Railroad Commission. Like interstate regulation, the Texas regulation requires that intrastate tariffs be filed with the Texas Railroad Commission and allows shippers to challenge such tariffs.

Employees

     The Company had 508 employees at September 1, 2000. No employees are subject to representation by unions for collective bargaining purposes.

ITEM 2.        PROPERTIES

     For additional information regarding the Company properties, see "General" and "Commercial Operations" sections under Item 1.

     The executive offices of the Company are located at 2750 Republic Plaza, 370 Seventeenth Street, Denver, CO 80202; telephone number (303) 626-8200 and facsimile number (303) 626-8228. In addition, the Company has offices located at 200 Mansell Court East, Suite 600, Roswell, GA 30076; telephone number (770) 518-3500 and facsimile number (770) 518-3567 and 2 North College, Fayetteville, AR 72701; telephone number (501) 521-5565 and facsimile number (501) 442-4650.

     TPI's major pipelines, approximate miles of pipeline and geographical locations are as follows:

                   Approximate
                   Miles of
Pipeline Name      Pipeline                  Geographical Location
----------------   -----------    ----------------------------------------------

NORCO                  480        Fort Madison, Iowa east to Toledo, Ohio

Razorback               67        Mt. Vernon, Missouri south to Rogers, Arkansas

CETEX                  220        East Texas area - north of Tyler, Texas

     TTI's terminal locations, number of tanks, and approximate shell storage capacity is as follows:


                                                                                           Approximate
                                                                                          Shell Storage
                                                                    Storage                  Capacity
Locations                                                            Tanks                 (in barrels)
----------------------------------------------                      ----------           ----------------
Pipeline Terminals:
Albany, GA                                                                   7                    131,000
Americus, GA                                                                 5                     31,000
Athens, GA                                                                   4                     77,000
Atlanta, GA                                                                  4                    116,000
Bainbridge, GA                                                               5                     66,000
Belton, SC                                                                  13                    430,000
Birmingham, AL                                                              10                    360,000
Bryan, OH                                                                    7                     79,000
Charlotte, NC                                                               11                    548,000
Collins, MS                                                                  5                    138,000
Collins, MS (Pipeline Injection Facility)                                    8                  1,468,000
Doraville, GA                                                               14                    436,000
East Chicago, IN                                                            19                  1,493,000
Greensboro, NC                                                              17                    619,000
Griffin, GA                                                                  2                     51,000
Hartsdale, IN                                                               13                  1,143,000
Indianapolis, IN                                                             5                    197,000
Knoxville, TN                                                                4                    152,000
Little Rock, AR Complex                                                     19                    453,000
Lookout Mountain, GA                                                         6                    109,000
Macon, GA                                                                    4                    100,000
Meridian, MS                                                                 4                     82,000
Montgomery, AL                                                               7                     59,000
Montvale, VA                                                                 6                    489,000
Mount Vernon, MO                                                             5                    215,000
Norfolk, VA                                                                  6                    391,000
Peoria, IL                                                                   7                    186,000
Philadelphia, PA                                                            10                    923,000
Purvis, MS                                                                  31                  1,663,000
Richmond, VA                                                                 7                    459,000
Rogers, AR                                                                   5                    171,000
Rome, GA                                                                     4                     59,000
Selma, NC                                                                   11                    507,000
South Bend, IN                                                               5                    201,000
Spartanburg, SC                                                              9                    393,000
Toledo, OH                                                                   9                    587,000
Chippewa Falls, WI                                                           5                    125,000
                                                                                         ----------------
                                                                                               14,707,000
Marine Terminals:
Baton Rouge, LA                                                             11                    536,000
Brownsville, TX Complex                                                     82                  2,083,000
Evansville, IN                                                              20                    238,000
Greater Cincinnati, KY (Covington)                                          15                    192,000
Greenville, MS Complex                                                      29                    547,000
Henderson, KY                                                               18                    275,000
Kentuckiana (New Albany, IN)                                                16                    221,000
Louisville, KY                                                              12                    182,000
Midsouth (Arkansas City, AR)                                                12                    773,000
Missouri (Cape Girardeau, MO)                                                7                    140,000
Ohio (East Liverpool, OH)                                                   11                    219,000
Owensboro, KY                                                                7                    152,000
Paducah, KY Complex                                                         18                    303,000
Pensacola, FL                                                                7                    272,000
Port Everglades, FL                                                         10                    248,000
Rensselaer, NY                                                              13                    530,000
Tampa, FL                                                                    7                    475,000
                                                                                          ---------------
                                                                                                7,386,000

                                                                                          ---------------
          Total Terminal Shell Capacity                                                        22,093,000
                                                                                          ===============

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable

ITEM 4.  VOTE OF SECURITY HOLDERS

     Not Applicable


                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK

     The Common Stock is traded on the American Stock Exchange under the symbol "TMG". The following table sets forth, for the periods indicated, the range of high and low per share sale prices for Common Stock as reported on the American Stock Exchange.

                                                   Low     High
                                                  ------  ------

     July 1, 1998 through September 30, 1998      $ 9.88  $15.63
     October 1, 1998 through December 31, 1998    $11.00  $16.00
     January 1, 1999 through March 31, 1999       $10.38  $15.25
     April 1, 1999 through June 30, 1999          $11.13  $14.75

     July 1, 1999 through September 30, 1999      $10.06  $16.25
     October 1, 1999 through December 31, 1999    $ 4.50  $15.00
     January 1, 2000 through March 31, 2000       $ 4.75  $ 7.13
     April 1, 2000 through June 30, 2000          $ 5.38  $ 8.75

     On September 1, 2000, the last reported sale price for the Common Stock on the American Stock Exchange was $4.75. As of September 1, 2000, there were approximately 381 stockholders of record of the Common Stock.

     No dividends were declared or paid on the Common Stock during the periods reported in the table above. The Company intends to retain future cash flow for use in its business and has no current intention of paying dividends to its common stockholders in the foreseeable future. Any payment of future dividends to its common stockholders and the amounts thereof will depend upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors. The Company's Bank Credit Facility and Master Shelf Agreement, as well as instruments governing certain of its other indebtedness, contain certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the fiscal years ended June 30, 2000 and 1999; two months ended June 30, 1998; and the fiscal years ended April 30, 1998, 1997, 1996 and 1995, is derived from applicable audited consolidated financial statements. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

TRANSMONTAIGNE INC.
Selected Financial Data
(thousands of dollars, except for per share amounts)

                                      Fiscal years            Two months                         Fiscal years
                                          ended                 ended                               ended
                                        June 30,               June 30,                           April 30,
                              ---------------------------    ------------     -------------------------------------------------
                                  2000          1999             1998             1998          1997        1996        1995
                              ------------   ------------    ------------     ------------   ----------   ----------  ---------
STATEMENT OF
OPERATIONS DATA:
Revenues                        $5,071,354     3,047,061          315,533       1,967,506     1,166,665     533,107     324,591
Operating income (loss)            (40,563)       30,179           (2,586)         19,234         9,901       6,549         406
Net earnings (loss)                (37,937)        1,939           (2,663)          7,638         9,171       4,618      (3,218)
Preferred stock dividends           (8,506)       (2,274)               -               -             -           -           -
Net earnings (loss)
     attributable to
     common stockholders           (46,443)         (335)          (2,663)          7,638         9,171       4,618      (3,218)
Earnings (loss)
     per common share
          Basic                      (1.52)        (0.01)           (0.10)           0.30          0.42        0.31       (1.32)
          Diluted                    (1.52)        (0.01)           (0.10)           0.29          0.41        0.30       (1.32)
Weighted average common
     shares outstanding:
          Basic                     30,599        28,972           25,949          25,887        21,743      14,972       2,860
          Diluted                   30,599        28,972           25,949          26,680        22,544      15,154       2,860

STATEMENT OF
CASH FLOWS DATA:
Net Cash Provided
     By (Used In):
Operating activities            $  269,086       (68,861)           3,673          (4,570)       (9,586)     (3,864)       (237)
Investing activities                76,342      (467,040)          (6,277)        (66,131)      (89,920)     (4,181)       (234)
Financing activities              (305,417)      522,613               12          64,124        97,487      44,647          62

OTHER FINANCIAL
DATA:
EBITDA (1)                          37,486        50,623             (524)         29,510        15,355       8,844       1,561
Capital expenditures                61,264       137,556            6,455          66,634        92,294       4,124         748

                                                June 30,                                         April 30,
                              -------------------------------------------    -------------------------------------------------
                                  2000           1999            1998             1998          1997        1996        1995
                              ------------   ------------    ------------     ------------   ----------   ----------  ---------
BALANCE SHEET
DATA:
Working capital                 $  134,807       356,602           86,467          94,393        78,423      55,652      37,989
Total assets                       834,572     1,106,009          318,215         323,305       261,724     120,963     104,220
Long-term debt,
     Excluding current
     Maturities                    202,625       495,672          128,971         128,970        64,774      28,949      36,946
Stockholders' equity               332,098       376,051          145,266         147,804       138,972      57,819      28,471

(1) EBITDA is earnings (loss) before income tax plus interest expense, other financing costs, depreciation and amortization, impairment of long lived assets and less gain on disposition of assets. The Company believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, the Company believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors which could cause actual results to differ materially from those in the forward looking statements include:

     .  that the Company will expand its business

     . that the Company will generate net operating margins from high sales volumes

     . that the Company will generate net operating margins affected by price volatility of products purchased and sold

     . that the Company will enter into transactions with counterparties having the ability to meet their financial commitments to the Company

     . that the Company will incur unanticipated costs in complying with current and future environmental regulations

     . that the Company will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services

     . that the Company will acquire strategically located operating facilities from third parties

     . that the Company will generate working capital internally, or have the ability to access debt and equity resources, to meet its capital requirements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     TransMontaigne Inc., a Delaware corporation, ("the Company") provides a broad range of integrated supply, distribution, marketing, terminaling, storage and transportation services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, crude oil and other bulk liquids in the downstream sector of the petroleum and chemical industries. The Company is a holding company that conducts its operations through wholly owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Northeast regions of the United States. Through its wholly owned subsidiary, TransMontaigne Product Services Inc. ("TPSI"), the Company provides product services consisting of the bulk purchase and sale of refined petroleum products and the wholesale marketing of products at terminal truck loading rack locations, both of which are high volume, low margin activities. Through its wholly owned subsidiaries, TransMontaigne Terminaling Inc.("TTI") and TransMontaigne Pipeline Inc.("TPI"), the Company provides refined petroleum product and crude oil transportation, terminal and storage services to over 600 customers, including most major oil companies and independent refiners in the United States. The Company owns approximately 850 miles of petroleum products and crude oil pipeline and 75 terminal, storage and delivery facilities in 19 states with a combined tank storage capacity of approximately 22 million barrels. The Company also extensively utilizes refined petroleum products common carrier pipelines and terminals owned by third parties in order to increase product volumes shipped, marketed and exchanged with customers in other locations. Management believes that the use of all these facilities should allow the Company to significantly expand its geographic service area and the integrated services it provides. The Company's commercial operations are divided into supply, distribution and marketing of refined petroleum products; terminals, which includes terminaling and storage services; and pipelines. The Company, through a wholly owned subsidiary, historically provided selected natural gas services including the gathering, processing, fractionating and marketing of natural gas liquids ("NGL") and natural gas. This subsidiary was divested as of December 31, 1999. Segment information is presented in the notes to the financial statements. The Company does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.



DISPOSITION

     Effective December 31, 1999, the Company sold its natural gas gathering subsidiary, Bear Paw Energy Inc., ("BPEI"), to BPE Acquisition LLC ("BPE"), a special purpose entity formed by Bear Paw's management in association with Thomas J. Edelman and Chase Capital Partners. The sale of BPEI was for cash consideration of $107.5 million, plus $23.7 million of retroactive reimbursement for all of the capital expenditures made by the Company on BPEI's newly constructed Powder River coal seam gathering system from July 1, 1999 to December 31, 1999. This disposition generated an approximate $16.6 million net gain to the Company. The $131.2 million total sale proceeds were used to reduce long term debt and for general corporate purposes.

ACQUISITIONS

     On May 31, 2000, the Company acquired from Chevron U.S.A. Inc. two petroleum products terminals located in Richmond and Montvale, Virginia for approximately $3.2 million cash. These facilities that are interconnected to the Colonial and Plantation pipeline systems include approximately 500,000 barrels of tankage.

     On June 30, 1999, the Company acquired from Amerada Hess Corporation the Hess Terminals for approximately $66.2 million cash and related refined products inventory for approximately $32.5 million cash. The Hess Terminals, which are interconnected to the Colonial and Plantation pipeline systems, include approximately 5.3 million barrels of tankage at 11 storage and terminal facilities and 36 miles of proprietary pipelines.

     On December 3, 1998, the Company acquired from SUNOCO, Inc. a petroleum products terminal located on the Hudson River at Rensselaer, near Albany, New York for approximately $5.2 million cash. The Rensselaer terminal facility includes 510,000 barrels of storage capacity, 3 truck loading racks and a dock capable of handling both barges and ocean going tankers.

     On October 30, 1998, the Company acquired all of the common stock of LDEC for approximately $161.0 million, including $100.6 million cash and 4.5 million shares of the Company common stock valued at $60.4 million. In addition, the Company acquired LDEC's working capital for $192.5 million cash. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of Company owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems.

     On September 18, 1998, the Company acquired for $29.2 million cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore")owned by Atlantic Richfield Company. Effective December 31, 1998, the Company acquired for $5.5 million cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1.2 million cash an additional
 .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed in January 1999.

     On July 28, 1998, the Company acquired from Statia Terminals Southwest, Inc. the Southwest Terminal for $6.5 million cash. The acquisition included terminaling, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.65 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

     On November 25, 1997, the Company acquired the common stock of the 17 ITAPCO Terminal Corporations and certain related property and property interests for approximately $32.0 million cash. The acquisition included 17 bulk liquid storage and distribution terminals located in 8 states having total tankage capacity in excess of 3.3 million barrels, handling primarily refined petroleum products, chemicals and other bulk liquids together with the related operations of the terminals; and certain other assets.

RESULTS OF OPERATIONS

Selected annual financial data from the Company's operations are summarized below (in thousands):

                                                                             Years Ended                Year Ended
                                                                               June 30,                  April 30,
                                                                    ------------------------------     ------------
                                                                        2000               1999            1998
                                                                    ------------      ------------     ------------
Net operating margins (1):
  Product Supply, Distribution and Marketing:
       Sales, exchanges and product arbitrage                       $      6,371            24,108            7,849
       Gains related to minimum inventory (2)                                803                 -                -
                                                                    ------------      ------------     ------------
                                                                           7,174            24,108            7,849
  Terminals                                                               33,420            22,387            8,118
  Pipelines                                                                6,230             7,224            7,206
  Natural Gas Services (3)                                                10,490            11,225           12,716
                                                                    ------------      ------------     ------------
       Total net operating margins                                        57,314            64,944           35,889

Impairment to long lived assets                                           50,136                 -                -
General and administrative expenses                                       25,397            17,990            8,438
Depreciation and amortization expenses                                    22,344            16,775            8,217
                                                                    ------------      ------------     ------------
       Operating income (loss)                                           (40,563)           30,179           19,234

Interest expense and related financing costs                             (36,040)          (30,454)          (8,163)
Dividend and interest income                                               4,009             3,669            2,059
Gain on disposition of assets, net                                        13,930                 -                -
Gain on interest rate swap                                                 1,560                 -                -
Income tax (expense) benefit                                              19,167            (1,455)          (5,492)
                                                                    ------------      ------------     ------------
       Net earnings (loss)                                               (37,937)            1,939            7,638

Preferred stock dividends                                                 (8,506)           (2,274)               -
                                                                    ------------      ------------     ------------
       Net earnings (loss) attributable to common
            stockholders                                            $    (46,443)             (335)           7,638
                                                                    ============      ============     ============

Selected quarterly financial data from the Company's operations are summarized below (in thousands):

                                                                                                                           Year
                                                                                  Three Months Ended                       Ended
                                                                  ----------------------------------------------------  -----------
                                                                    9/30/99       12/31/99      3/31/00      6/30/00      6/30/00
                                                                  -----------    ----------   -----------  -----------  -----------
Net operating margins (1):
  Product Supply, Distribution and Marketing:
       Sales, exchanges and product arbitrage                     $     3,322       (12,780)       15,133          696        6,371
       Gains (losses) related to minimum inventory (2)                 (5,113)       (5,313)       (2,429)      13,658          803
                                                                  -----------    ----------   -----------  -----------  -----------
                                                                       (1,791)      (18,093)       12,704       14,354        7,174

  Terminals                                                             8,042         8,135         8,788        8,455       33,420
  Pipelines                                                             2,158         1,639         1,307        1,126        6,230
  Natural Gas Services (3)                                              4,419         6,071             -            -       10,490
                                                                  -----------    ----------   -----------  -----------  -----------
       Total net operating margins                                $    12,828        (2,248)       22,799       23,935       57,314
                                                                  ===========    ==========   ===========  ===========  ===========

EBITDA (4)                                                         $    8,331        (8,524)       17,222       20,457       37,486
                                                                  ===========    ==========   ===========  ===========  ===========

                                                                                                                           Year
                                                                                  Three Months Ended                       Ended
                                                                  ----------------------------------------------------  -----------
                                                                    9/30/98       12/31/98      3/31/99      6/30/99      6/30/99
                                                                  -----------    ----------   -----------  -----------  -----------
Net operating margins (1):
  Product Supply, Distribution and Marketing:
       Sales, exchanges and product arbitrage                      $    2,328         6,449        14,312        1,019       24,108
       Gains (losses) related to minimum inventory (2)                      -             -             -            -            -
                                                                  -----------    ----------   -----------  -----------  -----------
                                                                        2,328         6,449        14,312        1,019       24,108

  Terminals                                                             3,523         5,310         6,686        6,868       22,387
  Pipelines                                                             2,718         1,662         1,280        1,564        7,224
  Natural Gas Services (3)                                              2,829         3,155         2,368        2,873       11,225
                                                                  -----------    ----------   -----------  -----------  -----------
       Total net operating margins                                 $   11,398        16,576        24,646       12,324       64,944
                                                                  ===========    ==========   ===========  ===========  ===========

EBITDA (4)                                                         $    8,741        12,115        20,339        9,428       50,623
                                                                  ===========    ==========   ===========  ===========  ===========

(1) Net operating margins represent revenues less product costs and operating expenses for the product and natural gas services operations and revenues less operating expenses for terminal and pipeline operations.
(2) The Company did not measure the gains or losses related to minimum inventory in the prior periods as it did not separately account for its minimum inventory. Therefore, there are not comparable amounts for prior periods.
(3) The Company's natural gas services operations were divested as of December 31, 1999.
(4) EBITDA is earnings (loss) before income tax plus interest expense, other financing costs, depreciation and amortization, impairment of long lived assets and less gain on disposition of assets. The Company believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, the Company believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.

     TPSI's products supply, distribution and marketing services revenues and fees are generated from bulk sales and exchanges of refined petroleum products to major and large independent energy companies; wholesale distribution and sales of refined petroleum products to jobbers and retailers; regional and national industrial end-user and commercial wholesale storage and forward sales marketing contracts of refined petroleum products; and tailored short and long-term fuel and risk management logistical services arrangements to wholesale, retail and industrial end-users. Refined petroleum products storage and forward sales transactions enable TPSI to purchase refined petroleum products inventory; utilize proprietary and leased tankage as well as line space controlled by TPSI in major common carrier pipelines; arbitrage location product prices differentials and transportation costs; store inventory; and, depending upon market conditions, lock-in margins through sales in the futures cash market or NYMEX contracts. All energy related contracts are marked to market with changes recognized in operations. Fuel and risk management logistical services provide both TPSI's large and small volume customers an assured, ratable and cost effective delivered source of refined petroleum product supply through proprietary pipelines and terminals as well as non-proprietary pipeline, terminal, truck, rail and barge distribution channels. Bulk purchase and sale transactions in quantities of 25,000 barrels to 50,000 barrels or more are common. Wholesale distribution of refined petroleum products is conducted from proprietary and non-proprietary truck loading terminal, storage and delivery locations.

     Product costs of products supply, distribution and marketing operations are primarily the cost of products purchased and also include transportation, storage, terminaling and sales commission expenses. In addition, product costs include the market valuation change of the refined petroleum products minimum inventory.

     Operating expenses of products supply, distribution and marketing operations are primarily wages and employee benefits, property taxes, travel and entertainment expenses.

     Terminal revenues are based on the volume of refined petroleum products handled at TTI loading racks, generally at a standard per gallon rate. Terminal fees are not regulated. Storage fees are generally based on a per barrel rate or tankage capacity committed and will vary with the duration of the arrangement, the product stored and special handling requirements, particularly when certain types of chemicals and other bulk liquids are involved. Storage fees are not regulated.

     Pipeline revenues are based on the volume of refined petroleum products or crude oil transported and the distance from the origin point to the delivery point. TPI's interstate pipeline systems transport refined petroleum products and their tariffs are regulated by the FERC. TPI's intrastate pipeline transports crude oil and its tariffs are not regulated by the FERC, but are regulated by the Texas Railroad Commission.

     Operating expenses of pipeline and terminal operations include wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

     Natural gas gathering and processing revenues are based on the inlet volume of natural gas purchased from producers under both percentage of proceeds and fee based arrangements. Natural gas is gathered and processed into NGL products, principally propane, butane and natural gasoline. These products are transported by truck or pipeline to storage facilities from which they are further transported and marketed to wholesalers and end-users. Residue natural gas is delivered to and marketed through connections with third-party interstate natural gas pipelines.


     Operating expenses of natural gas gathering and processing operations include wages and employee benefits, utilities, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

     The Company reported a net loss of $37.9 million for the year ended June 30, 2000, compared to net earnings of $1.9 million for the year ended June 30, 1999. After preferred stock dividends, the net loss attributable to common stockholders was $46.4 million and $.3 million for the year ended June 30, 2000 and 1999, respectively. Loss per common share for the year ended June 30, 2000 was $1.52 basic and diluted based on 30.6 million weighted average basic and average diluted shares outstanding compared to $.01 basic and diluted for the year ended June 30, 1999.

     The net loss resulted primarily from the $50.1 million impairment charge; increased general and administrative expenses, which included non-cash stock compensation costs, additional personnel costs related to separation and release agreements, and accrued personnel related costs to the corporate staff reduction and relocation plan; additional depreciation and amortization expenses attributable to the acquisitions and facilities expansion projects; increased interest expense, primarily attributable to the increase in average interest rates; and an approximate $3.8 million charge to other financing costs for deferred debt issuance costs due to the amended debt agreements. The net loss was partially offset by the increased net operating margin contribution from terminal operations, approximately $16.6 million gain on the sale of BPEI, and the $19.2 million net deferred tax benefit.

Product Supply, Distribution and Marketing

     The net operating margin from product supply, distribution and marketing for the year ended June 30, 2000 was $7.2 million as compared to $24.1 million for the year ended June 30, 1999, a decrease of $16.9 million. This decline in net operating margin was primarily attributable to the significant cash cost incurred by the Company to roll the hedges on its minimum inventory forward from month to month in an inverse market. The Company continued this strategy for the first, second and third quarters of the fiscal year ended June 30, 2000 recognizing some $12.9 million of cash losses directly related to this minimum inventory hedging strategy. The Company also recognized an additional $1.75 million loss as a result of increasing its bad debt reserves.

     During the fourth quarter of 2000, the Company changed its strategy and unhedged its minimum (of 2 million barrels) inventory thereby eliminating any future cash costs associated with rolling forward the hedges from month to month. Accordingly, the valuation of the minimum inventories started floating with the market and any increase or decrease in valuation was marked to market on a daily basis with the resulting non-cash gains and losses recognized in operating income. The Company recorded some $13.7 million of such non-cash gains during the fourth quarter due to this changed strategy.

     The Company enjoys margin opportunities by utilizing its storage capacity and inventory position when the market environment is in contango or a carry position (where nearby futures prices are lower than succeeding periods). Margin opportunities are not as great when the market environment is in backwardation or an inverse position (where nearby futures prices are higher than succeeding periods). During the previous fiscal year ended June 30, 1999, the Company enjoyed the benefit from both gasoline and heating oil markets being in contango. However, during this current fiscal year ended June 30, 2000, the market environment changed when crude oil and other energy related products escalated, creating a backwardated market price structure, eliminating many of the previous year's opportunities.

Terminals

     The net operating margin from terminal operations for the year ended June 30, 2000 was $33.4 million compared to $22.4 million for the year ended June 30, 1999, an increase of $11.0 million. The increase in net operating margin resulted from a $22.6 million increase in revenues that was partially offset by an $11.6 million increase in operating costs. These increases were primarily the result of terminal acquisitions during the past year and the related additional
58.0 million barrels handled. The margin per barrel for the year ended June 30, 2000 of $.19 was unchanged compared to the year ended June 30, 1999.

Pipelines

     The net operating margin from pipeline operations for the year ended June 30, 2000 was $6.2 million compared to $7.2 million for the year ended June 30, 1999, a decrease of $1.0 million. The margin per barrel for the year ended June 30, 2000 of $.24 decreased $.05 compared to the year ended June 30, 1999. Pipeline volumes per day increased 3,220 barrels, primarily due to increased short haul movements in the East Chicago area. The decreases in the net operating margin and the margin per barrel resulted from a decrease in higher tariff movements, an increase in operating costs, and the transfer of non-carrier assets and their associated margins to terminal operations.

Natural Gas Services

     The Company's natural gas services operation was divested effective December 31, 1999.

Corporate and Other

     General and administrative expenses for the year ended June 30, 2000 were $25.4 million compared to $18.0 million for the year ended June 30, 1999, an increase of $7.4 million. The increase was due to additional personnel costs, related employee benefits, increased office lease rentals, increased communication expenses directly attributable to the continued expansion of the Company's integrated logistical petroleum services, and the LDEC, SUNOCO and Hess Terminals acquisitions. In addition, the Company incurred lease contract cancellation costs, additional personnel costs related to separation and release agreements, non-cash stock compensation costs, and accrued personnel costs related to the corporate staff reduction and relocation plan, all of which amounted to approximately $5.0 million during the year ended June 30, 2000.

     Depreciation and amortization expenses for the year ended June 30, 2000 were $22.3 million compared to $16.8 million for the year ended June 30, 1999. The increase was due primarily to terminal related assets being acquired and constructed during the year and past year partially offset by the disposition of natural gas services assets of BPEI and impairment charge recorded at December 31, 1999.

     Dividend income for the year ended June 30, 2000 was $1.6 million compared to $1.7 million for the year ended June 30, 1999, a decrease of $.1 million. Dividend income is solely from West Shore compared to the prior year that included dividends from Lion Oil Company and West Shore. Interest income for the year ended June 30, 2000 was $2.4 million compared to $1.9 million for the year ended June 30, 1999, an increase of $.5 million. The increase in interest income was due primarily to the increase in interest bearing cash balances.

     Interest expense and other financing costs during the year ended June 30, 2000 were $36.0 million compared to $30.5 million during the year ended June 30, 1999, an increase of $5.5 million. The increase in interest expense of $2.0 million was primarily due to increased average interest rates from 7.1% to 8.7% reduced by proceeds from interest rate swaps, with a minimal decrease in the average outstanding debt and $875,000 in expense related to prepayment of outstanding long-term debt. Other financing costs increased $3.6 million primarily due to the write off of approximately $3.8 million deferred debt costs in connection with amended debt agreements.

     Impairment on long lived assets charge for the year ended June 30, 2000 was non-cash impairment charges totaling $50.1 million, before income taxes. These charges include $31.9 million relating to certain of the Company's refined petroleum product terminals added in the 1998 acquisition of LDEC and $18.2 million relating to certain intangible assets recorded as a result of the same acquisition. The impairment charge resulted from the change in the planned use of certain terminals and the abandonment of a pipeline that supplied one terminal, thereby significantly impacting the economic viability of such terminals. Each of these factors reduced or eliminated future cash flows. The $31.9 million impairment charge for the terminals reduces the book value of these assets to their estimated fair value as determined in the Company's impairment analysis. The additional $18.2 million impairment charge for the intangible assets represents the unamortized balance of these assets. Management's review of the market location differentials associated with these assets showed that the Company received little or no value from these assets in the last twelve months. In addition, management does not anticipate any material future value utilizing these assets.

     Gain on the disposition of assets was $13.9 million for the year ended June 30, 2000 and was primarily due to the sale of BPEI partially offset by losses on the disposition and retirement of other assets no longer used or required.

     Income tax benefit was $19.2 million for the year ended June 30, 2000, which represents an effective combined federal and state income tax rate of 33.6%. Income tax expense was $1.5 million for the year ended June 30, 1999, which represents an effective combined federal and state income tax rate of 42.9%. The decrease in the effective combined tax rate was due to the adjustment in cumulative temporary book tax differences.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $8.6 million and $2.3 million for the year ended June 30, 2000 and 1999, respectively.

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998

     In August 1998, the Company elected to change its fiscal year end to June
30. The management discussion that follows compares the year ended June 30, 1999 to the year ended April 30, 1998. The Company did not recast historical financial information to present the year ended June 30, 1998 because the financial reporting systems in place at that time included certain procedures that were completed only on an annual basis. Accordingly, it is impractical to recast this financial information.

     Net earnings were $1.9 million for the year ended June 30, 1999, compared to $7.6 million for the year ended April 30, 1998, a decrease of 75%, or $5.7 million. After preferred stock dividends, net earnings (loss) attributable to common stockholders were $(.3) million and $7.6 million for the years ended June 30, 1999 and April 30, 1998, respectively. Loss per common share for the year ended June 30, 1999 was $(.01) basic and $(.01) diluted based on 29.0 million weighted average basic and diluted shares outstanding compared to earnings per share of $.30 basic and $.29 diluted for the year ended April 30, 1998.

     Earnings before income taxes for the year ended June 30, 1999 were $3.4 million, compared to $13.1 million for the year ended April 30, 1998, a decrease of 74%, or $9.7 million. The decrease in earnings before income taxes resulted from increased general and administrative expenses; additional depreciation attributable to the acquisitions of LDEC and the ITAPCO Terminal Corporations and expansion of natural gas services facilities; and interest expense, primarily attributable to the financing of the LDEC, West Shore, Southwest Terminal, Rensselaer Terminal and ITAPCO Terminal Corporations acquisitions and increased working capital requirements; offset by increased net operating margin contributions from products supply, distribution and marketing operations primarily from the LDEC acquisition; and from terminal operations primarily from the LDEC and ITAPCO Terminal Corporations acquisitions.

Product Supply, Distribution and Marketing

     The net operating margin from products supply, distribution and marketing operations for the year ended June 30, 1999 was $24.1 million compared to $7.8 million for the year ended April 30, 1998, an increase of 207%, or $16.3 million. Revenues were $2.9 billion for the year ended June 30, 1999 compared to $1.9 billion for the year ended April 30, 1998, an increase of 56%, or $1.0 billion. These increases were primarily due to the inclusion of LDEC operations for the eight months ended June 30, 1999.

Terminals

     The net operating margin from terminal operations for the current year was $22.4 million compared to $8.1 million for the year ended April 30, 1998, an increase of 176%, or $14.3 million. The margin per gallon for the year ended June 30, 1999 of $.0046 decreased 15%, or $.0008. The increase in net operating margin resulted from a significant increase in refined petroleum products volumes handled and revenues attributable to the addition of the ITAPCO Terminal Corporations, Southwest, LDEC and Rensselaer terminals acquired in November 1997, July 1998, October 1998 and December 1998, respectively. These revenue increases were partially offset by a 224% increase in terminal operating costs primarily attributable to the LDEC terminals, Southwest Terminal, Rensselaer Terminal, the ITAPCO Terminal Corporations terminals and expanded East Chicago and Mt. Vernon terminal operations.

Pipelines

     The net operating margin from pipeline operations for the current year and for the year ended April 30, 1998 was $7.2 million. The margin per gallon for the year ended June 30, 1999 of $.0070 decreased 20%, or $.0018. Pipeline volumes increased 25% and revenues increased 16% primarily due to increased joint tariff participation and short haul movements in the East Chicago area which were offset by a 34% increase in operating costs primarily due to increased payroll, major maintenance projects and right of way clearing costs.

Natural Gas Services

     The net operating margin from natural gas services operations for the year ended June 30, 1999 was $11.2 million compared to $12.7 million for the year ended April 30, 1998, a decrease of 12%, or $1.5 million. Revenues for the year ended June 30, 1999 were $53.6 million compared to $60.5 million for the year ended April 30, 1998, a decrease of 11%, or $6.9 million. The net operating margin and revenues were attributable primarily to the business activities of the Grasslands Facilities. Net operating margin and revenues during the year ended June 30, 1999 were negatively impacted by low NGL prices during the last six months of 1998 and first five months of 1999, notwithstanding an approximate 8% increase in NGL production.

Corporate and Other

     General and administrative expenses for the year ended June 30, 1999 were $18.0 million compared to $8.4 million for the year ended April 30, 1998, an increase of 113%, or $9.6 million. The increase was due primarily to additional personnel costs, related employee benefits, increased office lease rentals, increased communication expenses and expenses related to the relocation of certain Company employees to the Atlanta, Georgia office. These increases were directly attributable to the continued expansion of the Company's integrated logistical petroleum services and to the acquisition and operations of LDEC and the ITAPCO Terminal Corporations. In addition, the increase includes amortization of unearned compensation of $.8 million.

     Other income for the year ended June 30, 1999 included dividend income from West Shore of $1.4 million and Lion Oil Company ("Lion") of $.4 million. Interest income for the year ended June 30, 1999 was $1.9 million compared to $2.0 million for the year ended April 30, 1998, a decrease of 7%, or $.1 million. The decrease in interest income was due primarily to the decrease in interest bearing cash balances held for future investments.

     Interest expense represents interest on the Company's bank credit facility borrowings and senior promissory notes which were used primarily to finance the acquisitions of LDEC, West Shore, the Southwest Terminal, the Rensselaer Terminal, the ITAPCO Terminal Corporations and the Grasslands Facilities, other continuing capital expenditures and working capital to carry inventory and accounts receivable. Also included is interest on the Company's senior subordinated debentures. Other financing costs include amortization of deferred debt issuance costs paid in connection with the bank credit facility and Master Shelf Agreement and include commitment fees paid in connection with the credit facility. Interest expense and other financing costs during the year ended June 30, 1999 were $30.5 million compared to $8.2 million during the year ended April 30, 1998, an increase of 273%, or $22.3 million. The increase in interest expense of $17.9 million was due to an increase in average outstanding debt, primarily to fund acquisitions and increased working capital requirements. Other financing costs increased $4.4 million largely due to amortization of costs incurred in securing a restructured BankBoston, N.A. credit facility and additional costs associated with amending the Master Shelf Agreement.

     Income tax expense was $1.5 million for the year ended June 30, 1999 that represents an effective combined federal and state income tax rate of 42.9%. Income tax expense was $5.5 million for the year ended April 30, 1998 that represents an effective combined federal and state income tax rate of 41.8%.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $2.3 million for the short period from the issuance dates of March 25, 1999 and March 30, 1999 to June 30, 1999. The preferred stock dividends were paid June 30, 1999.

TWO MONTHS ENDED JUNE 30, 1998

     In August 1998, the Company elected to change its fiscal year end to June
30. The following addresses results of operations for the two months ended June 30, 1998.

     Loss before income taxes for the two months ended June 30, 1998 was $4.1 million. The loss was primarily a result of depressed product prices which caused negative product sales operating margins; increased general and administrative expenses; additional depreciation attributable to the expansion of natural gas services facilities and the acquisition of the ITAPCO Terminal Corporations; and interest expense, primarily attributable to the financing of the ITAPCO Terminal Corporations acquisition. Partially offsetting these factors were the operating margin contribution from the ITAPCO Terminal Corporations acquisition; the net operating margin contribution from the natural gas services business segment attributable essentially to the Grasslands facilities; and the increased net operating margin contribution from the pipeline operations business segment.

     The net operating margin (loss) from pipeline; terminal and storage; products supply and distribution; and natural gas services operations was $1.6 million, $2.1 million, $(4.5) million and $1.9 million, respectively, for the two months ended June 30, 1998. The aggregate net operating margin was $1.1 million. Included in the Company's net operating margin was a non-cash lower of cost or market write down adjustment to inventory of $1.9 million.

     General and administrative expenses for the two months ended June 30, 1998 were $1.9 million and included additional personnel related costs and increased office lease, regulatory reporting, travel, information systems and communication expenses attributable to the Company's overall expansion of its expanded integrated logistical petroleum services.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects the Company's comparative net cash flows for the years ended June 30, 2000 and 1999 and April 30, 1998 (in thousands).

                                                                      Years Ended                              Year Ended
                                                                        June 30,                                April 30,
                                                   --------------------------------------------------     ----------------------
                                                            2000                         1999                     1998
                                                   -----------------------        -------------------     ----------------------
Net cash provided (used) by operating activities   $               269,086                    (68,861)                    (4,570)
Net cash provided (used) by investing activities   $                76,342                   (467,040)                   (66,131)
Net cash provided (used) by financing activities   $              (305,417)                   522,613                     64,124

     Net cash provided by operating activities of $269.1 million for the year ended June 30, 2000 was attributable primarily to decreased inventories, trade accounts receivable, increased inventory due under exchange agreements, amortization of deferred debt issuance costs, and depreciation and amortization and reduced by decreased trade accounts payable and the net loss before income tax benefit. The Company's current ratio (current assets divided by current liabilities) was 1.45 to 1.0 at June 30, 2000 compared to 2.53 to 1.0 at June 30, 1999.

     Net cash provided by investing activities was $76.3 million during the year ended June 30, 2000 as the Company disposed of its natural gas services segment which partially offset its growth through construction and improvements to existing operating facilities and acquisitions. Net cash used by investing activities was $467.0 million during the year ended June 30, 1999 as the Company continued its growth through construction and improvements to existing operating facilities and the acquisitions of LDEC ($293.1 million), Hess facilities ($66.2 million), a 20.38% common stock interest in West Shore ($35.9 million), Southwest Terminal ($6.5 million) and Rensselaer Terminal ($5.2 million).

     Net cash used by financing activities for the year ended June 30, 2000 of $305.4 million primarily represented repayments of borrowings of $291.0 million under the Company's bank credit facility and master shelf facility, and payment of preferred stock dividends and deferred debt costs. Net cash provided by financing activities for the year ended June 30, 1999 of $522.6 million primarily represented borrowings of $368.7 million under the Company's bank credit facility and proceeds of $170.1 million from the issuance of the Series A Convertible Preferred Stock which were used to fund the LDEC, Hess facilities, West Shore, Southwest, and Rensselaer acquisitions, as well as to finance capital expenditures.

     In February 2000, the Company amended its bank credit facility led by Fleet National Bank (formerly BankBoston, N.A). The amended bank credit facility includes a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component has quarterly principal payments beginning in September 2000. Borrowings under the bank credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins subject to a Eurodollar Rate pricing option. The bank credit facility includes a $20 million same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate.

     At June 30, 2000, the Company had advances of $155 million outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option. The average interest rate at June 30, 2000 was 9.78%.

     At June 30, 2000, the Company had outstanding under the Master Shelf Agreement, $25 million of 7.85% Senior Notes due April 17, 2003 and $25 million of 7.22% Senior Notes due October 17, 2004. The Master Shelf Agreement was amended as of December 31, 1999 in connection with the amendment of the bank credit facility. During the current year, the Company paid off $25 million of the 7.85% Senior Notes with proceeds from the sale of BPEI.

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of June 30, 2000, the Company was in compliance with all such tests.

     At June 30, 2000, the Company had working capital of $133.2 million; availability under its bank credit facility of approximately $41 million for cash advances and letters of credit, plus an additional $45 million for letters of credit; and additional borrowing capacity of $25 million under the Master Shelf Agreement.

     The Company believes that its current working capital position; future cash provided by operating activities; proceeds from the private placement or public offering of debt and common stock; available borrowing capacity under the bank credit facility and the Master Shelf Agreement; additional borrowing allowed under those agreements; and its relationship with institutional lenders and equity investors should enable the Company to meet its current capital requirements.

     Capital expenditures anticipated for the year ending June 30, 2001 are estimated to be $15 million for terminal and pipeline facilities, and assets to support these facilities and could exceed that amount if additional facilities enhancement projects and possible acquisitions being considered by the Company materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which the Company identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services the Company provides; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

YEAR 2000 MATTERS

     Historically, certain computer software and computer based management information systems ("Information Technology"), as well as certain hardware containing embedded microcontrollers and microprocessors ("Embedded Technology"), were designed to utilize a two-digit rather than a four-digit date field and consequently may cause computers, computer controlled systems and equipment with embedded technology to malfunction or incorrectly process data in the Year 2000, resulting in significant system failures. The Company relies on Information Technology, as well as Embedded Technology, to operate instruments and equipment in conducting its normal business activities. Certain of the Information Technology and Embedded Technology may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

     In response, the Company developed and executed a "Year 2000" Plan. While achieving Year 2000 readiness does not mean correcting every Year 2000 limitation, critical systems, as well as relationships with third-party customers, vendors and local, state and federal government agencies have been, and continue to be, evaluated and are expected to be suitable for continued use into and beyond the Year 2000.

     Through June 30, 2000, the Company had incurred third party costs of approximately $1.4 million related to Year 2000 compliance matters. These costs have been funded through operating cash flows and do not include internal costs. The Company does not separately record internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in carrying out the Year 2000 Plan, as well as related travel and other out-of-pocket expenses. The Company has had minimal business disruptions as the result of Year 2000 issues during the six months ended June 30, 2000.

     While the Company does not anticipate that Year 2000 issues will have a material adverse effect on the business, results of operations or financial condition of the Company, if the Company Information Technology or Embedded Technology, or those of business partners, fail to maintain Year 2000 readiness it could have a material adverse impact on the business, results of operations or financial condition of the Company.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998 by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement 133". SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 will not have a material effect on the Company's consolidated financial statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

     The Company is exposed to market risks associated with commodity prices and interest rates. Risk management policies have been established by the Risk Management Committee ("RMC") to monitor and control these market risks. The RMC is comprised primarily of senior executives. The RMC has responsibility for oversight with respect to all product risk management and the Audit Committee approves the financial exposure limits.

Commodity Risk

     The Company's earnings, cash flow and liquidity may be significantly affected by a variety of factors beyond its control, including the supply of, and demand for, commodities such as refined products and crude oil. The demand for these refined products, as well as crude oil, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, refined products and crude oil experience price volatility, which directly impacts the Company's revenues, product costs and operating income.

     The Company has developed risk management strategies to mitigate the risk associated with petroleum price volatility on its product inventories. The Company believes these strategies are integral to its risk policies since product inventories are required to effectively operate the Company's logistical services business and such inventories are expected to be purchased, sold and carried over extended periods of time in the ordinary course of business.

     The Company's strategies are intended to minimize the impact of refined product prices volatility on profitability and generally involve the purchase and sale of exchange-traded, energy-related futures and options. In addition, the Company to a lesser extent enters into energy swap agreements similar to those traded on the exchanges, such as crack spreads, which better match specific price movements in the Company's markets. These strategies are designed to minimize, on a short-term basis, the Company's exposure to the risk of fluctuations in refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies and are closely managed and subject to internally established risk standards.

     A sensitivity analysis prepared by the Company estimates exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. Market risk was estimated based on a 10% change in prices. As of June 30, 2000 and 1999, the Company's sensitivity to market risk associated with commodity instruments, excluding unhedged minimum inventory, was immaterial.

Interest Rate Risk

     The Company is exposed to risk resulting from changes in interest rates as a result of its variable-rate debt. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates. In August 1999, the Company entered into two swap agreements with money center banks to offset the exposure of an increase in interest rates. These swap agreements are marked to market and recognized in operations at June 30, 2000. In August 2000, the Company bought back one of the swap agreements for approximately $1.2 million.

     If market interest rates had averaged 1% higher (lower) in fiscal year 2000 than in fiscal year 1999, interest expense would have increased (decreased), and earnings before income taxes would have decreased (increased) by approximately $2.6 million excluding any impact from interest rate swap agreements. Comparatively, if market interest rates had averaged 1% higher (lower) in fiscal year 1999 than in fiscal year 1998, interest expense would have increased (decreased), and earnings before income taxes would have decreased (increased) by approximately $2.9 million. These amounts were determined by considering the impact of the hypothetical interest rates on the variable-rate borrowings outstanding as of June 30, 2000 and 1999. In the event of a significant change in interest rates, management would likely take actions to manage exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the interest sensitivity analysis assumed no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included herein beginning on the following pages.

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
TransMontaigne Inc.:


We have audited the accompanying consolidated balance sheets of TransMontaigne Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999, the two months ended June 30, 1998, and the year ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999, the two months ended June 30, 1998, and the year ended April 30, 1998 in conformity with generally accepted accounting principles.



                                   KPMG LLP

Atlanta, Georgia
August 25, 2000

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2000 and 1999
(In thousands, except share amounts)


Assets                                                                               June 30, 2000       June 30, 1999
------                                                                             ---------------       -------------
Current assets:
     Cash and cash equivalents                                                    $        53,938              13,927
     Trade accounts receivable, net                                                       117,739             174,122
     Inventories                                                                          240,867             368,758
     Unrealized gains on energy related contracts                                          16,038              28,946
     Prepaid expenses and other                                                             6,074               4,355
                                                                                  ---------------       -------------
                                                                                          434,656             590,108
                                                                                  ---------------       -------------
Property, plant and equipment:
     Land                                                                                  15,885              15,165
     Plant and equipment                                                                  345,052             458,749
     Accumulated depreciation                                                             (38,710)            (37,572)
                                                                                  ---------------       -------------
                                                                                          322,227             436,342
                                                                                  ---------------       -------------

Investments and other assets:
     Investments in petroleum related assets                                               46,152              46,141
     Deferred tax assets, net                                                              19,168                   -
     Deferred debt issuance costs, net                                                     10,274              11,529
     Other assets, net                                                                      2,095              21,889
                                                                                  ---------------       -------------
                                                                                           77,689              79,559
                                                                                  ---------------       -------------

                                                                                  $       834,572           1,106,009
                                                                                  ===============       =============
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Trade accounts payable                                                       $       106,677             164,162
     Inventory due under exchange agreements                                              125,258              25,791
     Unrealized losses on energy related contracts                                         30,376              10,501
     Excise taxes payable                                                                  27,582              25,681
     Other accrued liabilities                                                              5,586               5,371
     Current portion of long-term debt                                                      4,370               2,000
                                                                                  ---------------       -------------
                                                                                          299,849             233,506
                                                                                  ---------------       -------------

Long-term debt                                                                            202,625             495,672

Deferred tax liabilities, net                                                                   -                 780

Stockholders' equity:
     Preferred stock, par value $.01 per share, authorized
          2,000,000 shares, issued and outstanding 170,115
          shares Series A Convertible at June 30, 2000 and 1999,
          liquidation preference of $170,115,000                                          170,115             170,115
     Common stock, par value $.01 per share,
          authorized 80,000,000 shares at June 30, 2000 and 1999
          issued and outstanding 30,730,524 shares at June 30, 2000
          and 30,479,024 shares at June 30, 1999                                              307                 305
     Capital in excess of par value                                                       201,075             197,122
     Unearned compensation                                                                 (1,465)                  -
     Retained earnings (accumulated deficit)                                              (37,934)              8,509
                                                                                  ---------------       -------------
                                                                                          332,098             376,051
                                                                                  ---------------       -------------

                                                                                  $       834,572           1,106,009
                                                                                  ===============       =============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended June 30, 2000 and 1999, Two Months Ended June 30, 1998 and Year Ended April 30, 1998
(In thousands, except per share amounts)

                                                              June 30, 2000     June 30, 1999     June 30, 1998     April 30, 1998
                                                            ---------------     -------------     -------------     --------------
Revenues:                                                   $     5,071,354         3,047,061           315,533          1,967,506

Costs and expenses:
     Product costs                                                4,956,223         2,942,187           308,559          1,904,916
     Operating expenses                                              57,817            39,930             5,849             26,701
     Impairment of long lived assets                                 50,136                 -                 -                  -
     General and administrative                                      25,397            17,990             1,938              8,438
     Depreciation and amortization                                   22,344            16,775             1,773              8,217
                                                            ---------------        ----------         ---------       ------------
                                                                  5,111,917         3,016,882           318,119          1,948,272
                                                            ---------------        ----------         ---------       ------------

               Operating income (loss)                              (40,563)           30,179            (2,586)            19,234

Other income (expenses):
     Interest and dividend income                                     4,009             3,669               289              2,059
     Gain on disposition of assets, net                              13,930                 -                 -                  -
     Gain on interest rate swap                                       1,560                 -                 -                  -
     Interest expense                                               (27,472)          (25,495)           (1,616)            (7,591)
     Other financing costs                                           (8,568)           (4,959)             (153)              (572)
                                                            ---------------        ----------         ---------       ------------
                                                                    (16,541)          (26,785)           (1,480)            (6,104)
                                                            ---------------        ----------         ---------       ------------

               Earnings (loss) before income taxes                  (57,104)            3,394            (4,066)            13,130

Income tax (expense) benefit                                         19,167            (1,455)            1,403             (5,492)
                                                            ---------------        ----------         ---------       ------------

               Net earnings (loss)                                  (37,937)            1,939            (2,663)             7,638

Preferred stock dividends                                            (8,506)           (2,274)                -                  -
                                                             ---------------        ----------         ---------       ------------

               Net earnings (loss) attributable to
                    common stockholders                     $       (46,443)             (335)           (2,663)             7,638
                                                            ===============         =========          ========        ===========
Weighted average common
     shares outstanding:
               Basic                                                 30,599            28,972            25,949             25,887
                                                            ===============         =========          ========        ===========
               Diluted                                               30,599            28,972            25,949             26,680
                                                            ===============         =========          ========        ===========

Earnings (loss) per common share
               Basic                                        $         (1.52)            (0.01)            (0.10)              0.30
                                                            ===============         =========          ========        ===========
               Diluted                                      $         (1.52)            (0.01)            (0.10)              0.29
                                                            ===============         =========          ========        ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended June 30, 2000 and 1999, Two Months Ended June 30, 1998, and Year Ended April 30, 1998
(In thousands)

                                                                     Capital in                          Retained
                                        Preferred       Common        excess of        Unearned          earnings
                                          stock         stock         par value      compensation      (accumulated       Total
                                                                                                         deficit)
                                      -----------    ------------  ------------     --------------    -------------     ----------
Balance at April 30, 1997             $         -             258       134,844                 -            3,869        138,971
Common stock issued for
     options exercised                          -               1           406                 -                -            407
Tax benefit arising from
     options exercised                          -               -           584                 -                -            584
Costs related to issuance of
     common stock                               -               -           (54)                -                -            (54)
Unearned compensation
     related to restricted
     stock awards                               -               1           938              (939)               -              -
Amortization of unearned
     compensation                               -               -             -               258                -            258
Net earnings                                    -               -             -                 -            7,638          7,638
                                      -----------    ------------  ------------     --------------    -------------     ----------
Balance at April 30, 1998                       -             260       136,718              (681)          11,507        147,804
Common stock issued for
     options exercised                          -               -            37                 -                -             37
Common stock issued for
     services                                   -               -            25                 -                -             25
Amortization of unearned
     compensation                               -               -             -                63                -             63
Net (loss)                                      -               -             -                 -           (2,663)        (2,663)
                                      -----------    ------------  ------------     --------------    -------------     ----------
Balance at June 30, 1998                        -             260       136,780              (618)           8,844        145,266
Preferred stock issued in
     connection with stock
     purchase agreements                  170,115               -             -                 -                -        170,115
Costs related to issuance of
     preferred stock                            -               -          (327)                -                -           (327)
Common stock issued for
     options exercised                          -               -            84                 -                -             84
Common stock issued for
     services                                   -               -            93                 -                -             93
Tax benefit arising from
     options exercised                          -               -            63                 -                -             63
Unearned compensation related
     to restricted stock awards                 -               -           162              (162)               -              -
Amortization of unearned
     compensation                               -               -             -               780                -            780
Common stock issued in
     acquisition of Louis
     Dreyfus Energy Corp.                       -              45        60,390                 -                -         60,435
Common stock repurchased
     and retired                                -               -          (123)                -                -           (123)
Preferred stock dividends                       -               -             -                 -           (2,274)        (2,274)
Net earnings                                    -               -             -                 -            1,939          1,939
                                      -----------    ------------  ------------     --------------    -------------     ----------
Balance at June 30, 1999                  170,115             305       197,122                 -            8,509        376,051
Common stock issued for
     options exercised                          -               -           136                 -                -            136
Tax expense from vesting of
     restricted stock                           -               -           (68)                -                -            (68)
Unearned compensation related
     to restricted stock awards                 -               2         1,863            (1,865)               -              -
Amortization of unearned
     compensation                               -               -             -               400                -            400
Compensation expense related to
     extension of exercise period
     on options                                 -               -         2,022                 -                -          2,022
Preferred stock dividends                       -               -             -                 -           (8,506)        (8,506)
Net loss                                        -               -             -                 -          (37,937)       (37,937)
                                      -----------    ------------  ------------     --------------    -------------     ----------
Balance at June 30, 2000              $   170,115             307       201,075            (1,465)         (37,934)       332,098
                                      ===========    ============  ============     ==============    =============     ==========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended June 30, 2000 and 1999, Two Months Ended June 30, 1998 and Year Ended April 30, 1998
(In thousands)

                                                               June 30, 2000     June 30, 1999     June 30, 1998     April 30, 1998
                                                               -------------     -------------     -------------     --------------
Cash flows from operating activities:
 Net earnings (loss)                                           $     (37,937)            1,939            (2,663)             7,638
 Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
   Depreciation and amortization                                      22,344            16,775             1,773              8,217
   Deferred tax expense (benefit)                                    (20,016)            1,416            (1,487)             5,173
   Gain on disposition of assets, net                                (13,930)                -                 -                  -
   Impairment of long lived assets                                    50,136                 -                 -                  -
   Amortization of unearned compensation                                 400               780                63                258
   Amortization of deferred debt issuance costs                        7,625             3,641                80                402
   Compensation expense related to extension
     period on options                                                 2,022                 -                 -                  -
   Other                                                                 316                92                (1)               (35)
   Changes in operating assets and liabilities,
    net of non-cash activities:
      Trade accounts receivable                                       56,383           (12,711)           37,727            (27,248)
      Inventories                                                    160,674          (152,686)          (30,149)             8,937
      Prepaid expenses and other                                      (1,719)           (1,636)              (32)            (1,026)
      Trade accounts payable                                         (58,795)           56,393              (193)            (8,059)
      Inventory due under exchange
       agreements                                                     99,467            23,060            (1,838)              (413)
      Excise taxes payable and other
       accrued liabilities                                             2,116            (5,924)              393              1,586
                                                               -------------     -------------     -------------     --------------
        Net cash provided (used)
         by operating activities                                     269,086           (68,861)            3,673             (4,570)
                                                               -------------     -------------     -------------     --------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                          (61,264)         (137,556)           (6,455)           (66,634)
 Proceeds from sale of assets                                        137,357                 6                 -                 84
 Acquisition of Louis Dreyfus Energy Corp.                                 -          (293,057)                -                  -
 Investment in West Shore Pipe Line Company                                -           (35,961)                -                  -
 Costs related to acquisitions                                             -              (699)                -               (131)
 Cash received in connection with acquisitions                             -                 -                 -              1,222
 Decrease (increase) in other assets, net                                249               227               178               (672)
                                                               -------------     -------------     -------------     --------------
        Net cash provided (used)
         by investing activities                                      76,342          (467,040)           (6,277)           (66,131)
                                                               -------------     -------------     -------------     --------------
Cash flows from financing activities:
 Borrowings (repayments) of long-term debt, net                     (290,677)          368,700                 1             64,195
 Deferred debt issuance costs                                         (6,370)          (13,562)              (26)              (424)
 Preferred stock issued for cash                                           -           170,115                 -                  -
 Costs related to issuance of preferred stock                              -              (327)                -                  -
 Common stock issued for cash                                            136                84                37                407
 Costs related to issuance of common stock                                 -                 -                 -                (54)
 Common stock repurchased and retired                                      -              (123)                -                  -
 Preferred stock dividends paid                                       (8,506)           (2,274)                -                  -
                                                               -------------     -------------     -------------     --------------
        Net cash provided  (used)
           by financing activities                                  (305,417)          522,613                12             64,124
                                                               -------------     -------------     -------------     --------------
        Increase (decrease) in
          cash and cash equivalents                                   40,011           (13,288)           (2,592)            (6,577)

Cash and cash equivalents at beginning of year                        13,927            27,215            29,807             36,384
                                                               -------------     -------------     -------------     --------------
Cash and cash equivalents at end of year                       $      53,938            13,927            27,215             29,807
                                                               =============     =============     =============     ==============

                                                                                                                         (Continued)

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Years Ended June 30, 2000 and 1999, Two Months Ended June 30, 1998, and Year Ended April 30, 1998
(In thousands)

                                                              June 30, 2000    June 30, 1999     June 30, 1998    April 30, 1998
                                                             ---------------  ---------------   ---------------  ----------------
Supplemental disclosures of cash flow information:
Acquisition of Louis Dreyfus Energy Corp. ("LDEC")

Fair value of assets acquired                                $             -          456,990                 -                 -
Fair value of liabilities assumed                                          -         (103,498)                -                 -
                                                             ---------------  ---------------   ---------------  ----------------
                                                                           -          353,492                 -                 -
Fair value of common stock issued                                          -          (60,435)                -                 -
                                                             ---------------  ---------------   ---------------  ----------------
Cash paid in acquisition                                     $             -          293,057                 -                 -
                                                             ===============  ===============   ===============  ================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation

     TransMontaigne Inc. ("the Company") provides a broad range of integrated supply, distribution, marketing, terminaling, storage, transportation, gathering, and processing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, natural gas, crude oil and other bulk liquids in the downstream sector of the petroleum and chemical industries. The Company is a holding company that conducts its operations through wholly owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. The Company's commercial operations are divided into supply, distribution and marketing of refined petroleum products; terminals, which includes terminaling and storage services; pipelines; and natural gas services which includes gathering, processing, fractionating and marketing of natural gas liquids ("NGL") and natural gas which was divested December 31, 1999. Segment information is presented in the notes to the consolidated financial statements. The Company does not explore for, or produce, crude oil or natural gas; and does not own crude oil or natural gas reserves.

     In August 1998, the Board of Directors of the Company voted to change the Company's fiscal year end from April 30 to June 30, to be effective June 30, 1998. This new fiscal year end allows the Company to conform to calendar quarterly reporting periods generally used in its industry. The Company did not recast historical financial information.

     Principles of Consolidation and Use of Estimates

     The accounting and financial reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The consolidated financial statements include all the majority owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results will differ from the estimates.

     "TransMontaigne" and "the Company" are used as collective references to TransMontaigne Inc. and its subsidiaries and affiliates. The businesses of the Company are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

     Cash and Cash Equivalents

     The Company considers all short-term investments with a maturity of three months or less to be cash equivalents.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

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

     Property, Plant and Equipment

     Depreciation is computed using the straight-line and double-declining balance methods. Estimated useful lives are 20 to 25 years for plant, which includes buildings, storage tanks, and pipelines and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase values, change capacities, or extend useful lives are capitalized. Routine repairs and maintenance are expensed. Computer software costs are capitalized and amortized over their useful lives, generally not to exceed 5 years. Certain enterprise wide information systems are amortized over periods not exceeding 10 years. The Company capitalizes interest on major projects during construction.

     Investment in Lion Oil Company

     Effective May 1, 1997, TransMontaigne Holding Inc., a 65% owned subsidiary of the Company, issued to its 35% minority shareholders irrevocable proxies to vote their 35% share of the 27.75% interest in Lion Oil Company ("Lion") owned by TransMontaigne Holding Inc. Since the issuance of the irrevocable proxies reduced the Company's voting interest in Lion from 27.75% to 18.04%, the Company changed its method of accounting for the investment in Lion from the equity method, under which the investment originally recorded at cost is adjusted to recognize the Company's share of Lion net earnings or losses as incurred, to the historical cost method, under which the investment is recorded at cost and dividends or other distributions are recognized as received. As of May 1, 1997, the investment in Lion by TransMontaigne Holding Inc. representing its original cost plus accumulated net earnings was $15.6 million and the related minority interest was $5.5 million.

     Deferred Debt Issuance Costs

     Deferred debt issuance costs related to the long-term credit agreements and senior subordinated debentures are amortized on the interest method over the term of the underlying debt instrument. Accumulated amortization was $12.1 million and $4.5 million at June 30, 2000 and 1999, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

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

     Inventory Risk Management

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities.

     In connection with its products supply, distribution and marketing business, the Company engages in trading activities. Trading activities are accounted for using the mark-to-market method of accounting. During the fiscal year ended June 30, 1999, the Company adopted the provisions of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"), which requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings.

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

     Under mark-to-market accounting, commodity and energy related contracts are reflected at fair value with resulting gains and losses recorded in operating income. The net gains and losses recognized in the current period result primarily from transactions originating within the period and the impact of current period price movements on transactions originating in prior periods. Unrealized gains and losses from energy trading activities are recorded as current assets and current liabilities.

     The market value of these energy contracts is based upon management's estimate, considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     The Company's Risk Management Committee reviews the total inventory and risk position on a regular basis in order to ensure compliance with the Company's inventory management policies, including hedging and trading activities. The Company has adopted policies under which its net inventory position subject to price risk requires the prior approval of the Audit Committee.

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

     Recently Issued Accounting Pronouncement

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities- an amendment of Statement 133". SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000 as amended by SFAS 137. SFAS 133 will not have a material impact on the Company's accounting for price risk management activities.

     Reclassifications

     Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the classifications used in 2000.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(2)  Disposition

     Effective December 31, 1999, the Company sold its natural gas gathering subsidiary, Bear Paw Energy Inc., ("BPEI"), to BPE Acquisition LLC ("BPE"), a special purpose entity formed by Bear Paw's management in association with Thomas J. Edelman and Chase Capital Partners. The sale of BPEI was for cash consideration of $107.5 million, plus $23.7 million of retroactive reimbursement for all of the capital expenditures made by the Company on BPEI's newly constructed Powder River coal seam gathering system from July 1, 1999 to December 31, 1999. This disposition generated an approximate $16.6 million net gain to the Company. The $131.2 million total sale proceeds were used to reduce long term debt and for general corporate purposes.

(3)  Acquisitions

     On May 31, 2000, the Company acquired from Chevron U.S.A. Inc. two petroleum products terminals located in Richmond and Montvale, Virginia for approximately $3.2 million cash. These facilities that are interconnected to the Colonial pipeline system include approximately 500 thousand barrels of tankage.

     On June 30, 1999, the Company, through wholly owned subsidiaries TransMontaigne Terminaling Inc. ("TTI") and TransMontaigne Product Services Inc. ("TPSI"), acquired from Amerada Hess Corporation the Hess Southeastern Pipeline Network ("Hess Terminals") of refined petroleum product facilities for approximately $66.2 million cash, and related refined products inventory for $32.5 million cash. The Hess Terminals, which are interconnected to the Colonial and Plantation pipeline systems, include approximately 5.3 million barrels of tankage at 11 storage and terminal facilities and 36 miles of proprietary pipelines.

     On December 3, 1998, the Company, through a wholly owned subsidiary, TTI, acquired from SUNOCO, Inc. a petroleum products terminal located on the Hudson River at Rensselaer, near Albany, New York for approximately $5.2 million cash. The Rensselaer terminal facility includes 510,000 barrels of storage capacity, 3 truck loading racks and a dock capable of handling barges and ocean going tankers.

     On October 30, 1998, the Company, through a wholly owned subsidiary, TPSI, acquired all of the common stock of LDEC for approximately $161.0 million, including $100.6 million cash and 4.5 million shares of the Company common stock valued at $60.4 million. In addition, the Company acquired LDEC's working capital for $192.5 million cash. The LDEC acquisition included 24 refined petroleum products terminal and storage facilities, of which 7 are wholly owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States; have approximately 4.2 million barrels of the Company owned storage capacity; and are supplied primarily by the Colonial and Plantation pipeline systems. Subsequent to closing the acquisition, the name of LDEC was changed to TransMontaigne Product Services East Inc. ("TPSI-East") and effective April 1, 1999 TPSI-East was merged into its parent, TransMontaigne Product Services Inc.

     On July 29, 1998, the Company, through a wholly owned subsidiary, TTI, acquired all of the common stock of Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6.5 million cash. The acquisition included terminal, storage and loading facilities for petroleum products, chemicals and other bulk liquids at the Port of Brownsville, Texas with over 1.6 million barrels of tank storage, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots. Southwest Terminal was merged into TTI effective September 30, 1998.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999


(3)  Acquisitions (continued)

     The Company accounted for these acquisitions using purchase method accounting as of the effective date of each transaction. Accordingly, the purchase price of each transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The Company received a third party appraisal in connection with the LDEC allocation. The cash used to purchase the above acquisitions was funded by advances from the Company's bank credit facility.

     The following summary presents unaudited actual and pro forma results of operations. The pro forma information assumes that the acquisition of LDEC and the sale of BPEI occurred as of May 1, 1997, and combines the historical results of operations of the Company, excluding BPEI, for the years ended June 30, 2000 and 1999 and April 30, 1998, with the historical results of operations of LDEC for the years ended June 30, 1999 and April 30, 1998. The unaudited pro forma results of operations are not necessarily indicative of the results of operations that would actually have occurred if LDEC had been acquired and BPEI had been sold as of the beginning of the pro forma period, or which will be attained in the future.

     (In thousands, except per share amounts)


                                                                                              Years Ended
                                             ----------------------------------------------------------------------------------
                                                    June 30, 2000                June 30, 1999                April 30, 1998
                                             ------------------------      -----------------------      -----------------------
                                                     (Pro forma)                  (Pro forma)                  (Pro forma)
                                             ------------------------      -----------------------      -----------------------
     Revenues                             $                 5,031,734                    3,843,634                    4,107,107
                                             ========================      =======================      =======================

     Net earnings (loss)                  $                   (39,080)                       6,175                       13,501
     Dividend requirement for
          preferred stock                                      (8,506)                      (2,274)                           -
                                             ------------------------      -----------------------      -----------------------
     Net earnings (loss) attributable
          to common stockholders          $                   (47,586)                       3,901                       13,501
                                             ========================      =======================      =======================

     Earnings (loss) per common share:
               Basic                      $                     (1.56)                        0.13                         0.44
                                             ========================      =======================      =======================
               Diluted                    $                     (1.56)                        0.13                         0.43
                                             ========================      =======================      =======================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(4)  Inventories (in thousands)

                                                                             June 30, 2000                   June 30, 1999
                                                                       -----------------------        -------------------------
     Refined petroleum products                                        $               115,609                          342,967
     Refined petroleum products due
          under exchange agreements, net                                               125,258                           25,791
                                                                       -----------------------        -------------------------

                                                                       $               240,867                          368,758
                                                                       =======================        =========================

     The Company manages inventory to maximize value and minimize risk by utilizing risk and portfolio management disciplines including certain hedging strategies, forward purchases and sales, swaps and other financial instruments to manage market exposure. In managing inventory balances and related financial instruments, management evaluates the market exposure from an overall portfolio basis that considers both continuous movement of inventory balances and related open positions in commodity trading instruments.

     The Company's overall inventory position, including open positions in commodity instruments at June 30, 2000 and 1999, is as follows (in thousands):

                                                                  June 30, 2000                  June 30, 1999
                                                            -----------------------       -------------------------

     Fair value at end of year                              $               240,867                         368,758
     Average fair value for the year                                        230,835                         293,000

     Net gains and losses arising from transactions during the period and changes in fair value were recorded within operating income for the years ended June 30, 2000 and 1999. Unrealized gains and losses from energy related contracts are recorded as current assets and current liabilities, respectively.

     The Company's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory representing line fill and tank bottoms is required to be held for operating balances in the conduct of the Company's daily supply, distribution and marketing activities; and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties.

     Contractual commitments are subject to risks including market value fluctuations as well as counterparty credit and liquidity risk. The Company has established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master netting arrangements, letters of credit and other guarantees.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(5)  Property, Plant and Equipment

     Property, plant and equipment at June 30, 2000 and 1999 is as follows (in thousands):

                                                          June 30, 2000                   June 30, 1999
                                                     ------------------------         ----------------------

     Land                                            $                 15,885                         15,165
     Pipelines, rights of way
          and equipment                                                36,369                         33,661
     Terminals and equipment                                          291,896                        296,544
     Natural gas gathering
          and processing                                                    -                        108,533
     Other plant and equipment                                         16,787                         20,011
                                                     ------------------------       ------------------------
                                                                      360,937                        473,914
     Less accumulated depreciation                                     38,710                         37,572
                                                     ------------------------       ------------------------

                                                     $                322,227                        436,342
                                                     ========================       ========================

(6)  Investments

     The Company, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion. At June 30, 2000 and 1999, the Company's investment in Lion, carried at cost, was approximately $10.1 million. The Company recorded no dividend income from Lion during the year ended June 30, 2000 and $.4 million during the year ended June 30, 1999.

     On September 18, 1998, the Company, through a wholly owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), acquired for $29.2 million cash the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. Effective December 31, 1998, the Company acquired for $5.5 million cash an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1.2 million cash an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed on January 7, 1999. The Company owns 20.38% of the common stock of West Shore at June 30, 2000. West Shore ownership as of June 30, 2000 also includes Citgo, Marathon, Equilon, Texaco, BP Amoco, Midwest (Union Oil), Mobil and Exxon. Although the Company owns 20.38%, it does not maintain effective management control and therefore carries its $35.9 million investment at cost. The Company recorded dividend income from West Shore of $1.6 million and $1.4 million for the years ended June 30, 2000 and 1999, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(7)  Impairment on long lived assets

     During the year ended June 30, 2000, the Company recorded non-cash impairment charges totaling $50.1 million, before income taxes. These charges include $31.9 million relating to certain of the Company's refined petroleum product terminals added in the 1998 acquisition of LDEC and $18.2 million relating to certain intangible assets recorded as a result of the same acquisition. In accordance with generally accepted accounting principles, the Company is required to review the book values of long lived assets for impairment. In calculating this impairment charge, the Company applied SFAS 121 in estimating future cash flows by terminal, discounting those estimated future cash flows at a 10% rate, which approximates the Company's cost of capital, and then comparing the discounted future cash flows to the net book value of each terminal. The impairment charge resulted from the change in the planned use of certain terminals and the abandonment of a pipeline that supplied one terminal, thereby significantly impacting the economic viability of such terminals. Each of these factors reduced or eliminated future cash flows. The $31.9 million impairment charge for the terminals reduces the book value of these assets to their estimated fair value as determined in the Company's impairment analysis.

     The additional $18.2 million impairment charge for the intangible assets represents the unamortized balance of these assets. Management's review of the market location differentials associated with these assets showed that the Company received little or no value from these assets in the last twelve months. In addition, management does not anticipate any material future value utilizing these assets.

(8)  Long-term Debt

     Long-term debt at June 30, 2000 and 1999 is as follows (in thousands):

                                                                   June 30, 2000                June 30, 1999
                                                              ------------------------      ----------------------
     Line of credit                                           $                155,000                     418,690
     Senior promissory notes                                                    50,000                      75,000
     12 3/4% senior subordinated debentures, net
          of discount                                                            1,995                       3,982
                                                                ----------------------      ----------------------
                                                                               206,995                     497,672
     Less current maturity                                                       4,370                       2,000
                                                                ----------------------      ----------------------
                                                              $                202,625                     495,672
                                                                ======================      ======================

     The Company amended its bank credit facility and Master Shelf Agreement effective December 31, 1999. The amended bank credit facility was reduced to a $395 million credit facility consisting of a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins, subject to a Eurodollar Rate pricing option at the Company's election. The average interest rate was 9.8% and 8.1% at June 30, 2000 and 1999, respectively.

     In August 1999, the Company entered into two swap agreements with money center banks to offset the exposure of an increase in interest rates. These swap agreements are marked to market and recognized in operations at June 30, 2000. Proceeds from the swap agreements are recorded as a reduction to interest expense.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(8)  Long-term Debt (continued)

     In April 1997, the Company entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100 million of the Company's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years. On April 17, 1997 and December 16, 1997, the Company sold $50 million of 7.85% and $25 million of 7.22% Senior Notes due April 17, 2003 and October 17, 2004, respectively. Under the amended Master Shelf Agreement, the commitment was reduced to $75 million. On January 20, 2000, the Company paid down $25 million of the $50 million of 7.85% senior notes with a portion of the proceeds from the sale of BPEI.

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of June 30, 2000, the Company was in compliance with all such tests contained in the amended agreements.

     At June 30, 2000, the Company had an outstanding balance of $2 million of the originally issued $4 million of 12.75% senior subordinated debentures that are guaranteed by certain subsidiaries. The outstanding debentures are subject to a required redemption on December 15, 2000. The debentures may be prepaid prior to maturity at a premium, under certain circumstances. In conjunction with the issuance of these debentures, the Company issued warrants to purchase 248,686 shares of its common stock at $3.60 per share.

     Maturities of long-term debt for fiscal years subsequent to 2001 are as follows (in thousands):

               2002                                          $    2,375
               2003                                              27,375
               2004                                              62,375
               2005                                              53,500
               2006                                              57,000
                                                              ---------
                                                             $  202,625
                                                              =========

     Cash payments for interest were approximately $26.2 million, $25.2 million, $1.6 million and $7.0 million for the years ended June 30, 2000 and 1999, the two months ended June 30, 1998 and the year ended April 30, 1998, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(9)  Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of on and off-balance sheet financial instruments at June 30, 2000 and 1999.

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

     The estimated fair value of the senior subordinated debentures approximates their carrying values since they mature in December 2000.

     Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(10) Stockholders' Equity

     On March 25, 1999 and March 30, 1999, the Company closed a private placement of $170.1 million of $1,000 Series A Convertible Preferred Stock Units (the "Units"). Each Unit consists of one share of 5% convertible preferred stock (the "Preferred Stock"), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The Company may redeem the Preferred Stock on December 31, 2003 at the liquidation value of $1,000 per share plus any accrued but unpaid dividends. If the Preferred Stock remains outstanding after December 31, 2003, the dividend rate will increase to an annual rate of 16%. The Preferred Stock is convertible any time and may be called for redemption by the Company after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. Proceeds were used to reduce bank debt incurred in connection with the LDEC acquisition and for general corporate purposes.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(11)  Restricted Stock

      The Company has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the fiscal year ended April 30, 1998, the Company's Board of Directors awarded 56,000 shares to certain key employees and during the year ended June 30, 1999, an additional 12,000 shares were awarded. At March 25, 1999, the vesting of the 62,400 shares not then vested was accelerated due to an ownership change resulting from the private placement of the Series A Convertible Preferred Stock and the unamortized balance of the unearned compensation was fully amortized. During the fiscal year ended June 30, 2000, the Company's Board of Directors awarded 227,500 shares to certain key employees. Amortization of unearned compensation of $400,000, $780,000 and $258,000 is included in general and administrative expense for the years ended June 30, 2000 and 1999 and April 30, 1998, respectively.

(12)  Stock Options

      The Company has adopted three stock option plans, (the "1991 Plan", the "1995 Plan" and the "1997 Plan") under which stock options may be granted to employees. No additional options are available to be granted under either the 1991 Plan or the 1995 Plan. Options granted under the 1991 Plan and 1997 Plan expire no later than ten years from the date of grant and under the 1995 Plan expire no later than seven years from the date of grant. At June 30, 2000, options granted under the 1991 Plan and 1995 Plan and those granted through July 1998 under the 1997 Plan have vested. Options granted subsequent to March 25, 1999 under the 1997 Plan vest 10% end of first year, 20% end of second year, 30% end of third year, and 40% end of fourth year.

      The following table summarizes information about stock options outstanding for the years ended June 30, 2000 and June 30, 1999, two months ended June 30, 1998, and the year ended April 30, 1998:

                                           1991 Plan                       1995 Plan                         1997 Plan
                                ------------------------------   -----------------------------     -----------------------------
                                              Weighted average                Weighted average                  Weighted average
                                  Shares       exercise price     Shares       exercise price       Shares       exercise price
                                ---------     ----------------   --------     ----------------     --------     ----------------
Outstanding at April 30, 1997      78,254                $4.90    781,000                $3.98            -               $    -
Granted                                 -                    -          -                    -      711,000                16.65
Cancelled                               -                    -          -                    -      (17,500)               17.25
Exercised                         (50,000)                4.46    (42,150)                4.37            -                    -
                                ---------     ----------------   --------     ----------------    ---------     ----------------
Outstanding at April 30, 1998      28,254                 5.66    738,850                 3.96      693,500                16.63
Granted                                 -                    -          -                    -            -                    -
Cancelled                               -                    -          -                    -      (29,500)               15.34
Exercised                          (6,254)                4.12     (2,500)                4.38            -                    -
                                ---------     ----------------   --------     ----------------    ---------    ----------------
Outstanding at June 30, 1998       22,000                 6.10    736,350                 3.70      664,000                16.69
Granted                                 -                    -          -                    -    2,097,300                11.46
Cancelled                               -                    -          -                    -      (17,900)               14.11
Exercised                         (11,000)                6.10     (4,400)                3.91            -                    -
                                ---------     ----------------   --------     ----------------    ---------     ----------------
Outstanding at June 30, 1999       11,000                 6.10    731,950                 3.96    2,743,400                12.71
Granted                                 -                    -          -                    -      733,000                 7.91
Cancelled                               -                    -     (1,000)                5.50     (577,160)               13.06
Exercised                          (8,000)                6.10    (14,000)                4.30       (2,000)               13.50
                                ---------     ----------------   --------     ----------------    ---------     ----------------
Outstanding at June 30, 2000        3,000                $6.10    716,950                $3.95    2,897,240               $11.42
                                =========     ================   ========     ================    =========     ================

Exercisable at June 30, 2000        3,000                $6.10    716,950                $3.95    1,227,760               $13.77
                                =========     ================   ========     ================    =========     ================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(12)  Stock Options (continued)

      The following table summarizes information about options outstanding at June 30, 2000:

                                                     Options Outstanding                             Options Exercisable
                               -----------------------------------------------------------    --------------------------------
                                                        Weighted            Weighted                             Weighted
                   Range of          Number         average remaining        average             Number           average
                exercise prices    outstanding        life in years       exercise prices      exercisable     exercise prices
              -----------------    ------------     ------------------   ----------------      -----------    ----------------
1991 Plan       $         6.10           3,000                 .7               $ 6.10             3,000              $ 6.10

1995 Plan          2.70 - 5.50         716,950                1.4                 3.95           716,950                3.95

1997 Plan         5.125 - 7.25         408,000                9.1                 5.43            15,000               5.125
                 11.00 - 13.50       1,985,740                6.7                11.34           709,260               11.94
                 15.00 - 17.25         503,500                5.4                16.60           503,500               16.60

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company's three stock-based compensation plans had been determined on the fair value at the grant dates for awards under those plans consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):


                                                        June 30, 2000      June 30, 1999      April 30, 1998
                                                      ---------------    ---------------    ----------------
Net earnings (loss)
     attributable to common
     stockholders:
  As reported                                              $  (46,443)         $    (335)           $  7,638
  Pro forma                                                $  (47,721)         $  (2,256)           $  5,943

Earnings (loss) per common share
  As reported
     Basic                                                 $    (1.52)         $    (.01)           $    .30
     Diluted                                               $    (1.52)         $    (.01)           $    .29
  Pro forma
     Basic                                                 $    (1.56)         $    (.08)           $    .23
     Diluted                                               $    (1.56)         $    (.08)           $    .22

   The weighted average fair value at grant dates for options granted during the years ended June 30, 2000 and 1999 was $3.16 and $3.75, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 2000 and 1999 were as follows: no dividend yield, expected volatility of 36% and 34%, risk-free rate of 5.6% and 5.4%, and expected life of 7 years.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(13)  Employee Benefit Plan

      The Company has established a 401(k) retirement savings plan for all employees. The plan allows participants to contribute up to 15% of their compensation, with the Company making a discretionary percentage matching contribution as determined by management based upon its financial performance. Employees vest 25% per year in the Company's contribution. The total amount of the Company's discretionary percentage matching contributions for the year ended June 30, 2000 and 1999 was approximately $848,000 and $486,000, respectively.

(14)  Income Taxes

      Income tax expense (benefit) for the following dates consist of the following (in thousands):

                                               June 30, 2000           June 30, 1999           June 30, 1998        April 30, 1998
                                            -----------------        -----------------        ---------------     ----------------
      Current state income taxes               $          272                       38                     84                  319
      Deferred federal income taxes                   (17,393)                   1,267                 (1,330)               4,630
      Deferred state income taxes                      (2,046)                     150                   (157)                 543
                                            -----------------        -----------------        ---------------     ----------------

          Income tax expense (benefit)         $      (19,167)                   1,455                 (1,403)               5,492
                                            =================        =================        ===============     ================

      Income tax expense (benefit) differs from the amount computed by applying the federal corporate income tax rate of 34% to pretax earnings as a result of the following (in thousands):

                                                June 30, 2000       June 30, 1999          June 30, 1998         April 30, 1998
                                             -----------------     ---------------    --------------------      ----------------
      Computed "expected"
         tax expense (benefit)                 $      (19,415)               1,154                  (1,382)                4,464
      Increase (reduction) in income
         taxes resulting from:
             Adjustment of prior year's
                cumulative temporary
                differences                             1,858                    -                       -                     -
             State income taxes, net of
                 federal income tax
                 benefit                               (1,171)                 124                     (46)                  723
             Other, net                                  (439)                 177                      25                   305
                                             ----------------      ---------------    --------------------      ----------------

             Income tax expense (benefit)      $      (19,167)               1,455                  (1,403)                5,492
                                             ================      ===============    ====================      ================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(14)  Income Taxes (continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 are as follows (in thousands):

                                                                               June 30, 2000               June 30, 1999
                                                                         -----------------------     -----------------------
      Deferred tax assets:
            Net operating loss carryforwards                             $                39,500                      25,898
            Asset impairment allowance                                                    19,052                           -
            Reserve for bad debts                                                            684                           -
            Accrual for staff reduction and relocation plan                                  456                           -
            Amortization of debt costs, principally due to
                 differences in amortization methods                                         351                           -
            Unearned compensation                                                            532                         384
            Alternative minimum tax credit carryforwards                                     643                          67
                                                                         -----------------------     -----------------------

                      Gross deferred tax assets                                           61,218                      26,349

       Deferred tax liabilities:
            Plant and equipment, principally due to
                 differences in depreciation methods                                     (41,561)                    (26,633)
            Investments in affiliated company,
                 principally due to undistributed earnings                                  (489)                       (496)
                                                                         -----------------------     -----------------------

                      Deferred tax assets (liabilities), net             $                19,168                        (780)
                                                                         =======================     =======================

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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(14)  Income Taxes (continued)

      Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes the "more likely than not" criteria has been satisfied as of June 30, 2000 and 1999, and that the benefits of future deductible differences will be realized.

      At June 30, 2000, the Company has aggregate net operating loss carryforwards for federal income tax purposes of approximately $104 million which were available to offset future federal taxable income, if any, through 2019. In addition, the Company has alternative minimum tax credit carryforwards of approximately $643,000 available to reduce future federal regular income taxes, if any, which can be carried forward indefinitely.

      Under SFAS 109, the Company provides for deferred income taxes on the undistributed net earnings of Lion. Under the transition rules in SFAS 109, the Company is not required to recognize a deferred tax liability of approximately $6.1 million for the undistributed net earnings of Lion which arose prior to the adoption of SFAS 109 because the Company currently does not expect those undistributed earnings to become taxable to it in the foreseeable future. A deferred tax liability will be recognized on these undistributed earnings when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through the receipt of dividends or the sale of the investment.

      The Company paid (was refunded) cash federal income taxes of approximately ($500,000), $459,000 and $500,000 for the years ended June 30, 2000 and
      1999 and April 30, 1998, respectively, and state income taxes of approximately $175,000, $375,000, $110,000 and $575,000 for the years ended June 30, 2000 and 1999, the two months ended June 30, 1998, and the year ended April 30, 1998, respectively.

(15)  Commitments

      The Company leases office space, real property, and storage facilities under various operating leases. The future annual minimum lease payments range from $550,000 to $2,200,000 over the next five years.

(16)  Litigation

      The Company is a party to various claims and litigation in its normal course of business. Although no assurances can be given, the Company management believes that the ultimate resolution of such claims and litigation, individually or in the aggregate, will not have a materially adverse impact on the Company's financial position or its results of operations.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(17)  Earnings Per Share

      Earnings per share are calculated in accordance with SFAS 128. The following tables reconcile the computation of basic EPS and diluted EPS for the year ended June 30, 2000 and 1999, two months ended June 30, 1998 and the year ended April 30, 1998 (in thousands, except per share amounts).

                                                         June 30, 2000     June 30, 1999     June 30, 1998     April 30, 1998
                                                         -------------     -------------     -------------     --------------
      Net earnings (loss)                                $     (37,937)            1,939            (2,663)             7,638
      Preferred stock dividends                                 (8,506)           (2,274)                -                  -
                                                         -------------     -------------     -------------     --------------

      Net earnings (loss) attributable to common
           stockholders for basic EPS                          (46,443)             (335)           (2,663)             7,638

      Effect of dilutive securities                                  -                 -                 -                  -
                                                         -------------     -------------     -------------     --------------

      Net earnings (loss) attributable to common
           stockholders for diluted EPS                  $     (46,443)             (335)           (2,663)             7,638
                                                         =============     =============     =============     ==============

      Basic weighted-average shares                             30,599            28,972            25,949             25,887
      Effect of dilutive securities:
                Stock options                                        -                 -                 -                601
                Stock warrants                                       -                 -                 -                192
                                                         -------------     -------------     -------------     --------------
      Diluted weighted-average shares                           30,599            28,972            25,949             26,680
                                                         =============     =============     =============     ==============

      Earnings (loss) per shares:
                Basic                                    $       (1.52)             (.01)             (.10)               .30
                                                         =============     =============     =============     ==============
                Diluted                                  $       (1.52)             (.01)             (.10)               .29
                                                         =============     =============     =============     ==============

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(18)  Concentration of Credit Risk

      Substantially all of the Company's trade accounts receivable at June 30, 2000 and 1999 result from sales of refined petroleum products to numerous companies in the oil and gas industry. This concentration could impact the Company's overall credit risk since these companies could be affected by industry-wide changes in economics or other conditions. Since the Company provides short-term credit to its customers, which are generally either major and large independent oil companies or wholesale distributors of these products, it may require collateral, such as letters of credit, liens on products and guarantees as determined on a customer by customer basis. The Company maintains allowances for potential uncollectible accounts receivable, which historically have been minimal.

(19)  Business Segments

      The Company provided a broad range of integrated transportation, terminaling, supply, distribution, gathering, processing and marketing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, other bulk liquids, natural gas and crude oil in the downstream sector of the petroleum and chemical industries. The Company conducted its business through five segments:

        . Products - consisted of services for the supply and distribution of refined petroleum products through product exchanges, and bulk purchases and sales in the physical, futures cash and New York Mercantile Exchange ("NYMEX") markets, and the marketing of refined petroleum products and NGL to retail, wholesale and industrial customers at truck terminal rack locations, and providing related value-added fuel procurement and management services.

        . Terminals - consisted of services provided through the ownership and/or operation of terminaling and storage facilities handling petroleum products, chemicals and other bulk liquids with receipt and delivery connections via pipelines, barges, tankers, rail cars and trucks.

        . Pipelines - consisted of services provided through the ownership and operation of refined petroleum product pipelines, and a crude oil gathering pipeline system, and related delivery and storage facilities with interconnections to other pipelines and to terminaling, storage delivery facilities.

        . Natural gas - consisted of services provided through the ownership and operation of natural gas pipeline gathering systems, processing plants and related facilities for the gathering, processing, fractionating and reselling of natural gas and NGL. This segment was divested effective December 31, 1999.

        . Corporate - consisted of assets and corporate income and expense not specifically included in other business segments.

      Eliminations represent intercompany transactions between the Company's business segments, primarily relating to services performed by the terminals and pipelines segments for and sales of NGL by the natural gas segment to the product segment.

      For the year ended June 30, 2000, revenues; depreciation and amortization; operating income; and capital expenditure amounts for the natural gas segment reflect the activities prior to the sale of this subsidiary effective December 31, 1999 (see Note 2). Accordingly, no identifiable assets are shown for this segment at June 30, 2000. Also, operating income for the products segment does not include the $18.2 million expense and the terminals segment does not include the $31.9 million expense related to the impairment of long lived assets for the year ended June 30, 2000.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(19) Business Segments (continued)

     Information about the Company's business segments for the years ended June 30, 2000, 1999 and April 30, 1998 is summarized below (in thousands):

                                                June 30, 2000            June 30, 1999          April 30, 1998
                                               ---------------          ---------------         --------------
     Revenues:
        Products                               $     5,014,257                2,985,618              1,911,944
        Terminals                                       63,619                   41,046                 13,882
        Pipelines                                       14,905                   15,328                 13,252
        Natural gas                                     39,620                   53,559                 60,465
        Corporate                                          953                    1,578                    557
        Eliminations                                   (62,000)                 (50,068)               (32,594)
                                               ---------------          ---------------         --------------
        Total consolidated                     $     5,071,354                3,047,061              1,967,506
                                               ===============          ===============         ==============

     Depreciation and amortization:
        Products                               $           519                      660                      -
        Terminals                                       14,682                    7,903                  1,516
        Pipelines                                        1,457                    1,122                    999
        Natural gas                                      3,141                    5,962                  5,115
        Corporate                                        2,545                    1,128                    587
                                               ---------------          ---------------         --------------
        Total consolidated                     $        22,344                   16,775                  8,217
                                               ===============          ===============         ==============

     Operating income (loss):
        Products                               $        (4,113)                  17,020                  5,357
        Terminals                                       12,582                   11,417                  5,487
        Pipelines                                        2,090                    4,058                  4,359
        Natural gas                                      5,262                    1,435                  5,231
        Corporate                                       (6,248)                  (3,751)                (1,200)
                                               ---------------          ---------------         --------------
        Total consolidated                     $         9,573                   30,179                 19,234
                                               ===============          ===============         ==============

     Identifiable assets:
        Products                               $       370,568                  581,713                103,402
        Terminals                                      287,526                  304,567                 54,251
        Pipelines                                       66,001                   65,605                 22,082
        Natural gas                                          -                   96,247                 94,431
        Corporate                                      115,942                   68,108                 55,594
        Eliminations                                    (5,465)                 (10,231)                (6,455)
                                               ---------------          ---------------         --------------
        Total consolidated                     $       834,572                1,106,009                323,305
                                               ===============          ===============         ==============

     Capital expenditures:
        Products                               $             -                        -                      -
        Terminals                                       30,037                  110,049                 41,384
        Pipelines                                        2,917                    9,500                  6,204
        Natural gas                                     24,264                    7,959                 15,562
        Corporate                                        4,046                   10,048                  3,484
                                               ---------------          ---------------         --------------
        Total consolidated                     $        61,264                  137,556                 66,634
                                               ===============          ===============         ==============

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

--------------------------------------------------------------------------------

(20) Financial Results by Quarter (Unaudited)
     (in thousands, except per share amounts)

                                                 -----------------------------------------------------------    -----------
                                                                      Three Months Ended                        Year Ended
                                                 -----------------------------------------------------------    -----------
                                                 September 30      December 31       March 31       June 30       June 30
                                                     1999            1999 (1)        2000 (1)         2000          2000
                                                 ------------      -----------    -----------    -----------    -----------
     Revenues                                    $  1,148,867        1,323,165      1,209,470      1,389,852      5,071,354
     Total costs and expenses                       1,148,160        1,388,798      1,197,837      1,377,122      5,111,917
                                                 ------------      -----------    -----------    -----------    -----------
     Operating income (loss)                     $        707          (65,633)        11,633         12,730        (40,563)
                                                 ============      ===========    ===========    ===========    ===========

     Net earnings (loss)
        attributable to common
        stockholders                             $     (7,202)         (39,900)           969           (310)       (46,443)
                                                 ============      ===========    ===========    ===========    ===========
     Earnings (loss) per
        common share
        Basic                                    $       (.24)           (1.30)           .03           (.01)         (1.52)
        Diluted                                  $       (.24)           (1.30)           .03           (.01)         (1.52)

                                                 -----------------------------------------------------------    -----------
                                                                        Three Months Ended                      Year Ended
                                                 -----------------------------------------------------------    -----------
                                                 September 30       December 31     March 31       June 30        June 30
                                                     1998              1998           1999          1999            1999
                                                 ------------      -----------    -----------    -----------    -----------
     Revenues                                    $    463,121          741,300        769,369      1,073,271      3,047,061
     Total costs and expenses                         457,551          734,034        754,832      1,070,465      3,016,882
                                                 ------------      -----------    -----------    -----------    -----------
     Operating income                            $      5,570            7,266         14,537          2,806         30,179
                                                 ============      ===========    ===========    ===========    ===========

     Net earnings (loss)
        attributable to common
        stockholders                             $      2,024             (291)         2,325         (4,393)          (335)
                                                 ============      ===========    ===========    ===========    ===========
     Earnings (loss) per
        common share
        Basic                                    $        .08             (.01)           .08           (.14)          (.01)
        Diluted                                  $        .08             (.01)           .07           (.14)          (.01)

                                                 -----------------------------------------------------------    -----------
                                                                       Three Months Ended                       Year Ended
                                                 -----------------------------------------------------------    -----------
                                                    July 31         October 31     January 31      April 30       April 30
                                                     1997             1997           1998           1998            1998
                                                 ------------      -----------    -----------    -----------    -----------
     Revenues                                    $    462,149          545,100        470,732        489,525      1,967,506
     Total costs and expenses                         456,462          540,105        466,108        485,597      1,948,272
                                                 ------------      -----------    -----------    -----------    -----------
     Operating income                            $      5,687            4,995          4,624          3,928         19,234
                                                 ============      ===========    ===========    ===========    ===========

     Net earnings                                $      3,010            2,397          1,718            513          7,638
                                                 ============      ===========    ===========    ===========    ===========
     Earnings per
        Common share
        Basic                                    $        .12              .09            .07            .02            .30
        Diluted                                  $        .12              .09            .06            .02            .29

     (1) The quarterly numbers below do not agree with those previously filed as they have been restated to reflect certain adjustments related to stock compensation costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          Not Applicable


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on the following page of this report.

ITEM 11.  EXECUTIVE COMPENSATION

               *

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               *

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               *

     * Incorporated by reference from the Proxy Statement dated October 13, 2000 for the Annual Meeting of Stockholders to be held on November 14, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                          Current Positions and Principal
      Name                Age                            Occupations During Last Five Years
      ----                ---                            ----------------------------------
Cortlandt S. Dietler      79      Chairman and a Director since April 1995; Chief Executive Officer of Associated
                                  Natural Gas Corporation prior to its 1994 merger with Panhandle Eastern Corporation
                                  (now Duke Energy Corporation) from 1985 to 1994

Donald H. Anderson        52      Vice Chairman, Chief Executive Officer and a Director since September 1999, and
                                  President since January 2000; Executive Director and Principal of Western Growth
                                  Capital LLC from 1997 to 1999; Chairman, President and Chief Executive Officer of
                                  PanEnergy Services from 1994 to 1997; and President, Chief Operating Officer and
                                  Director of Associated Natural Gas Corporation from 1989 to 1994

William S. Dickey         42      Executive Vice President since May 2000; Vice President of TEPPCO from January 1999 to May 2000; and Vice President and Chief Financial Officer of Duke Energy Field
                                  Services from 1994 to 1998

Harold R. Logan, Jr.      55      Executive Vice President/Finance, Treasurer and a Director since April 1995; Senior
                                  Vice President/Finance of Associated Natural Gas Corporation from 1985 to 1994

Frederick W. Boutin       45      Senior Vice President since April 1995; Vice President of Associated Natural Gas
                                  Corporation from 1985 to 1994

Erik B. Carlson           53      Senior Vice President, General Counsel, and Secretary since January 1998; Senior
                                  Vice President, General Counsel and Secretary for Duke Energy Field Services, Inc.
                                  (formerly known as Pan Energy Field Services, Inc. and Associated Natural Gas,
                                  Inc.) from 1983 until December 1997

Rodney S. Pless           39      Vice President, Controller and Chief Accounting Officer since December 1996; Vice
                                  President, Controller and other accounting positions of a subsidiary of
                                  TransMontaigne from 1987 to December 1996

Larry F. Clynch           55      Executive Vice President of TransMontaigne Transportation Services Inc. since
                                  September 13, 1999; President of TransMontaigne Transportation Services Inc. from
                                  January 1, 1997 to September 13, 1999; President of TransMontaigne Terminaling Inc.
                                  and President of TransMontaigne Pipeline Inc. since January 1, 1997; Senior Vice
                                  President of a subsidiary of TransMontaigne from January 1996 to January 1997;
                                  prior to January 1996 employed for 28 years by Conoco Pipe Line Company, the last 3 years as President

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as a part of this report.

     (1)  Consolidated Financial Statements:

          TransMontaigne Inc.

               Independent Auditors' Report

               Consolidated Balance Sheets as of June 30, 2000 and June 30, 1999

               Consolidated Statements of Operations for the
                    years ended June 30, 2000 and 1999,
                    two months ended June 30, 1998 and
                    year ended April 30, 1998

               Consolidated Statements of Stockholders' Equity for the
                    years ended June 30, 2000 and 1999,
                    two months ended June 30, 1998 and
                    year ended April 30, 1998

               Consolidated Statements of Cash Flows for the
                    years ended June 30, 2000 and 1999,
                    two months ended June 30, 1998 and
                    year ended April 30, 1998

               Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:  Not Applicable

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K (continued)

     (3)  Exhibits:
               A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

          Exhibit No.    Description
          -----------    -----------

          3.1A Restated Articles of Incorporation and Certificate of Merger. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.
          3.1B Certificate of Amendment of Restated Certificate of Incorporation of TransMontaigne Oil Company dated August 26, 1998. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended September 30, 1998.
          3.1C Certificate of Amendment of Restated Certificate of Incorporation of TransMontaigne Inc. dated December 18, 1998. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended December 31, 1998.
          3.1D Certificate of Designations of Series A Convertible Preferred Stock. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
          3.2A Amended and Restated By-Laws. Incorporated by reference to TransMontaigne Oil Company Form S-2 (Securities and Exchange Commission File No. 333-18795).
          3.2B           Amendment to By-Laws dated August 14, 1998.
                         Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended September 30, 1999.
          3.2C           Amendment to By-Laws dated October 30, 1998.
                         Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended September 30, 1999.
          3.2D           Amendment to By-Laws dated December 2, 1998.
                         Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended September 30, 1999.
          3.2E           Amendment to By-Laws dated September 29, 1999.
                         Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended September 30, 1999.
          4.1 Warrant Agreement between TransMontaigne and BankBoston, N.A., as the Warrant Agent, dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
          10.1 The TransMontaigne Oil Company Amended and Restated 1995 Stock Option Plan. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.
          10.2           TransMontaigne Oil Company Equity Incentive Plan.
                         Incorporated by reference to TransMontaigne Oil Company's Definitive Proxy Statement (Securities and Exchange Commission File No. 001-11763) filed in connection with the August 28, 1997 Annual Meeting of Shareholders.
          10.3 Stock Purchase Agreement effective April 17, 1996 between TransMontaigne Oil Company and the investors named therein. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K (continued)


          10.4 Anti-dilution Rights Agreement dated as of April 17, 1996 between TransMontaigne Oil Company and Waterwagon & Co., nominee for Merrill Lynch Growth Fund. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.
          10.5 Agreement to Elect Directors dated as of April 17, 1996 between TransMontaigne Oil Company and the First Reserve Investors named therein. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.
          10.6 Registration Rights Agreement dated as of April 17, 1996 between TransMontaigne Oil Company and the entities named therein. Incorporated by reference to TransMontaigne Oil Company Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended April 30, 1996.
          10.7 Amendment and Waiver to the April 17, 1996 Registration Rights Agreement dated as of October 30, 1998 between TransMontaigne Inc. and the entities listed on the signature pages hereof (the "Institutional Investors"). Incorporated by reference to TransMontaigne Inc. Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended June 30, 1999.
          10.8 Second Amendment and Waiver by and among the Company and certain institutional investors signatories thereto dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
          10.9 Registration Rights Agreement dated as of October 30, 1998 between TransMontaigne Inc. and Louis Dreyfus Corporation. Incorporated by reference to TransMontaigne Inc. Form 10-K (Securities and Exchange Commission File No. 001-11763) for the year ended June 30, 1999.
          10.10 Amendment and Waiver between the Company and Louis Dreyfus Corporation dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
          10.11 Registration Rights Agreement between the Company and the Series A Convertible Preferred Stock purchasers' signatories thereto dated March 25, 1999 (without exhibits). Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
          10.12 Form of Preferred Stock and Warrant Purchase Agreement (without exhibits). Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
          10.13 Stockholders' Agreement among the Company and certain institutional purchasers signatories thereto dated March 25, 1999. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on April 1, 1999.
          10.14 Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and BankBoston, N.A., as Agent, dated as of February 11, 2000. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended March 31, 2000.
          10.15 Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and U.S. Private Placement Fund dated as of February 14, 2000. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended March 31, 2000.
          10.16 Stock Purchase Agreement dated as of September 13, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K (continued)


          10.17 Amendment No. 1 to Stock Purchase Agreement dated as of October 30, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.
          10.18 Sale of Assets Agreement dated as of May 3, 1999 between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.
          10.19 Amendment No. 1 to Sale of Assets Agreement dated as of June 30, 1999, between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.
          10.20 Letter Agreement dated as of June 30, 1999 between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.
          10.21 Agreement and Plan of Merger dated December 27, 1999, by and between Bear Paw Energy Inc., TransMontaigne Inc. and BPE Acquisition, LLC. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on January 18, 2000.
          21             Schedule of TransMontaigne Inc. Subsidiaries. FILED
                         HEREWITH.
          23.1           Consent of KPMG LLP. FILED HEREWITH.
          27 Financial Data Schedule for the Fiscal Year Ended June 30, 2000. FILED HEREWITH.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRANSMONTAIGNE INC.

                               By  /s/CORTLANDT S. DIETLER
                                   -----------------------
                                   Cortlandt S. Dietler
                                   Chairman

Date:  September 21, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 21, 2000.

  Name and Signature                           Title
  ------------------                           -----

/s/ CORTLANDT S. DIETLER     Chairman and Director
-------------------------
Cortlandt S. Dietler

/s/ DONALD H. ANDERSON       President, Chief Executive Officer, Chief Operating
-------------------------    Officer, Vice Chairman and Director
Donald H. Anderson

/s/ HAROLD R. LOGAN, JR.     Executive Vice President/Finance,
-------------------------    Treasurer and Director
Harold R. Logan, Jr.

/s/ RODNEY S. PLESS          Vice President, Controller and Chief Accounting
-------------------------    Officer
Rodney S. Pless

/s/ PETER B. GRIFFIN         Director
-------------------------
Peter B. Griffin

/s/ JOHN A. HILL             Director
-------------------------
John A. Hill

/s/ BRYAN H. LAWRENCE        Director
-------------------------
Bryan H. Lawrence

/s/ WILLIAM E. MACAULAY      Director
-------------------------
William E. Macaulay

/s/EDWIN H. MORGENS          Director
-------------------------
Edwin H. Morgens