Form 10-Q
period 2000-09-30
TRANSMONTAIGNE INC
filed 2000-11-14
CIK 755199

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2000

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


                                Yes [X]  No [_]


As of October 31, 2000 there were 31,506,204 shares of the registrant's Common Stock outstanding.

                               TABLE OF CONTENTS



                        PART I.   FINANCIAL INFORMATION


                                                                                    Page No.
Item 1.   Financial Statements

          Consolidated Balance Sheets
          September 30, 2000 and June 30, 2000 (Unaudited)................................  4

          Consolidated Statements of Operations
          Three Months Ended September 30, 2000 and 1999 (Unaudited)......................  5

          Consolidated Statements of Stockholders' Equity
          Year Ended June 30, 2000 and
          Three Months Ended September 30, 2000 (Unaudited)...............................  6

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 2000 and 1999 (Unaudited)......................  7

          Notes to Consolidated Financial Statements......................................  8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................................... 17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................... 25

                         PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................................ 26

          Signatures...................................................................... 27

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.   FINANCIAL STATEMENTS


     The consolidated financial statements of TransMontaigne Inc. ("the Company") are included herein beginning on the following page.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
September 30, 2000 and June 30, 2000 (Unaudited)
(In thousands)

Assets                                                                              September 30,       June 30,
------                                                                                  2000              2000
                                                                                   ---------------  ---------------
Current assets:
     Cash and cash equivalents                                                     $        36,186           53,938
     Trade accounts receivable, net                                                         94,173          117,739
     Inventories                                                                           212,524          240,867
     Assets from price risk management activities                                           31,600           16,038
     Prepaid expenses and other                                                              5,092            6,074
                                                                                   ---------------  ---------------
                                                                                           379,575          434,656
                                                                                   ---------------  ---------------

Property, plant and equipment:
     Land                                                                                   15,885           15,885
     Plant and equipment                                                                   348,877          345,052
     Accumulated depreciation                                                              (43,541)         (38,710)
                                                                                   ---------------  ---------------
                                                                                           321,221          322,227
                                                                                   ---------------  ---------------

Investments and other assets:
     Investments in petroleum related assets                                                47,650           46,152
     Deferred tax assets, net                                                               19,050           19,168
     Deferred debt issuance costs, net                                                       9,678           10,274
     Other assets, net                                                                         969            2,095
                                                                                   ---------------  ---------------
                                                                                            77,347           77,689
                                                                                   ---------------  ---------------

                                                                                   $       778,143          834,572
                                                                                   ===============  ===============

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Trade accounts payable                                                        $        79,475          106,677
     Inventory due under exchange agreements                                               104,239          125,258
     Liabilities from price risk management activities                                      37,394           30,376
     Excise taxes payable                                                                    7,419           27,582
     Other accrued liabilities                                                               5,828            5,585
     Current portion of long-term debt                                                       4,370            4,370
                                                                                   ---------------  ---------------
                                                                                           238,725          299,848
                                                                                   ---------------  ---------------

Long-term debt                                                                             208,309          202,625

Stockholders' equity:
     Preferred stock, par value $.01 per share, authorized
          2,000,000 shares, issued and outstanding 170,115
          shares Series A Convertible at September 30, 2000 and
          June 30, 2000, liquidation preference of $170,115,000                            170,115          170,115
     Common stock, par value $.01 per share,
          authorized 80,000,000 shares at September 30, 2000 and
          June 30, 2000, issued and outstanding 30,982,524 shares at
          September 30, 2000 and 30,730,524 shares at June 30, 2000                            310              307
     Capital in excess of par value                                                        201,753          201,076
     Unearned compensation                                                                  (1,278)          (1,465)
     Accumulated deficit                                                                   (39,791)         (37,934)
                                                                                   ---------------  ---------------
                                                                                           331,109          332,099
                                                                                   ---------------  ---------------

                                                                                   $       778,143          834,572
                                                                                   ===============  ===============

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months Ended September 30, 2000 and 1999 (Unaudited)
(In thousands, except per share amounts)

                                                                             Three Months Ended
                                                                               September 30,
                                                                                (Unaudited)
                                                             -----------------------------------------------
                                                                       2000                     1999
                                                             ----------------------     --------------------
Revenues:                                                    $            1,214,091                1,148,867

Costs and expenses:
     Product costs                                                        1,189,555                1,119,814
     Direct operating expenses                                                8,402                   12,050
     General and administrative                                               7,237                   10,050
     Depreciation and amortization                                            4,847                    6,246
                                                             ----------------------     --------------------
                                                                          1,210,041                1,148,160
                                                             ----------------------     --------------------

               Operating income                                               4,050                      707

Other income (expenses):
     Dividend income from petroleum related assets                              919                      491
     Interest income                                                            798                      887
     Interest expense                                                        (4,120)                  (9,488)
     Amortization of deferred financing costs                                  (974)                    (851)
     Other financing costs                                                     (239)                    (206)
                                                             ----------------------     --------------------
                                                                             (3,616)                  (9,167)
                                                             ----------------------     --------------------

               Earnings (loss) before income taxes                              434                   (8,460)

Income tax (expense) benefit                                                   (165)                   3,384
                                                             ----------------------     --------------------

               Net earnings (loss)                                              269                   (5,076)

Preferred stock dividends                                                    (2,126)                  (2,126)
                                                             ----------------------     --------------------


               Net loss attributable to
                   common stockholders                       $               (1,857)                  (7,202)
                                                             ======================     ====================

Weighted average common
     shares outstanding - basic and diluted                                  30,826                   30,485
                                                             ======================     ====================



Loss per common share - basic and diluted                    $                (0.06)                   (0.24)
                                                             ======================     ====================


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Year Ended June 30, 2000 and Three Months Ended September 30, 2000 (Unaudited) (In thousands)

                                                                   Capital in                    Retained earnings
                                          Preferred    Common       excess of       Unearned       (accumulated
                                            stock      stock        par value     compensation        deficit)         Total
                                        -----------  -----------  -------------  --------------  -----------------  -----------
Balance at June 30, 1999                $   170,115          305        197,123               -              8,509      376,052

Common stock issued for
     options exercised                            -            -            136               -                  -          136
Tax expense from vesting of
     restricted stock                             -            -            (68)              -                  -          (68)
Unearned compensation related
     to restricted stock awards                   -            2          1,863          (1,865)                 -            -
Amortization of unearned
     compensation                                 -            -              -             400                  -          400
Compensation expense related to
     extension of exercise period
     on options                                   -            -          2,022               -                  -        2,022
Preferred stock dividends                         -            -              -               -             (8,506)      (8,506)
Net loss                                          -            -              -               -            (37,937)     (37,937)
                                        -----------  -----------  -------------  --------------  -----------------  -----------
Balance at June 30, 2000                $   170,115          307        201,076          (1,465)           (37,934)     332,099
                                        -----------  -----------  -------------  --------------  -----------------  -----------

Common stock issued for
     options exercised                            -            3            677               -                  -          680
Amortization of unearned
     compensation                                 -            -              -             187                  -          187
Preferred stock dividends                         -            -              -               -             (2,126)      (2,126)
Net earnings                                      -            -              -               -                269          269
                                        -----------  -----------  -------------  --------------  -----------------  -----------
Balance at September 30, 2000           $   170,115          310        201,753          (1,278)           (39,791)     331,109
                                        ===========  ===========  =============  ==============  =================  ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three Months Ended September 30, 2000 and 1999 (Unaudited)
(In thousands)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                            (Unaudited)
                                                                           ------------------------------------------
                                                                                   2000                   1999
                                                                           -------------------     ------------------
Cash flows from operating activities:
 Net earnings (loss)                                                       $               269                 (5,076)
 Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
   Depreciation and amortization                                                         4,847                  6,246
   Deferred tax expense (benefit)                                                          118                 (3,384)
   Amortization of unearned compensation                                                   187                      -
   Amortization of deferred debt issuance costs                                            974                    851
   Other                                                                                     -                     (1)
   Changes in operating assets and liabilities,
    net of non-cash activities:
     Trade accounts receivable                                                          23,566                 17,432
     Inventories                                                                        28,343                 92,626
     Prepaid expenses and other                                                            982                    526
     Trade accounts payable                                                            (27,202)               (50,226)
     Assets and liabilities from price risk
      management activities                                                             (8,544)                 1,021
     Inventory due under exchange
      agreements                                                                       (21,019)                 6,573
     Excise taxes payable and other
      accrued liabilities                                                              (19,920)                 9,023
                                                                           -------------------     ------------------
       Net cash provided (used)
        by operating activities                                                        (17,399)                75,611
                                                                           -------------------     ------------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                                             (3,844)               (16,431)
 Proceeds from sale of assets                                                                3                      2
 Decrease (increase) in investment and other assets, net                                  (372)                   776
                                                                           -------------------     ------------------
       Net cash used
        by investing activities                                                         (4,213)               (15,653)
                                                                           -------------------     ------------------
Cash flows from financing activities:
 Borrowings (repayments) of long-term debt, net                                          5,684                (68,183)
 Deferred debt issuance costs                                                             (378)                  (113)
 Common stock issued for cash                                                              680                     60
 Preferred stock dividends paid                                                         (2,126)                (2,126)
                                                                           -------------------     ------------------
       Net cash provided (used)
          by financing activities                                                        3,860                (70,362)
                                                                           -------------------     ------------------


       Decrease in
         cash and cash equivalents                                                     (17,752)               (10,404)

Cash and cash equivalents at beginning of period                                        53,938                 13,927
                                                                           -------------------     ------------------
Cash and cash equivalents at end of period                                 $            36,186                  3,523
                                                                           ===================     ==================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 20, 2000 (Unaudited)

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation

     TransMontaigne Inc. ("the Company") provides a broad range of integrated supply, distribution, marketing, terminaling, storage, transportation, gathering, and processing services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, natural gas, crude oil and other bulk liquids in the midstream sector of the petroleum and chemical industries. The Company is a holding company that conducts its operations through wholly owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic, Northeast and Rocky Mountain regions of the United States. The Company's commercial operations are divided into products supply, distribution and marketing; terminals, which includes terminaling and storage services; pipelines; and natural gas services, which was divested December 31, 1999.

     Principles of Consolidation and Use of Estimates

     The consolidated financial statements included in this Form 10-Q have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries) which are, in the opinion of the Company's management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and related notes, together with management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

September 30, 2000 (Unaudited)

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

     The Company's Risk Management Committee reviews the total inventory and risk position on a regular basis in order to ensure compliance with the Company's inventory management policies, including hedging and trading activities. The Company has adopted policies under which changes to its net inventory position subject to price risk requires the prior approval of the Audit Committee.

     Accounting for Price Risk Management

     In connection with its products supply, distribution and marketing commercial operations, the Company engages in price risk management activities. Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs, and are shown as "Assets and Liabilities from Price Risk Management Activities" in the Consolidated Balance Sheet. Unrealized gains and losses from newly originated contracts, contract restructurings and the impact of price movements are included in operating income. Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly initiated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

     Contractual commitments are subject to risks including market value fluctuations as well as counter party credit and liquidity risk. The Company has established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master netting arrangements, letters of credit and other guarantees.

     The cash flow impact of financial instruments and these risk management activities are reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2000 (Unaudited)

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     Property, Plant and Equipment

     Depreciation is computed using the straight-line and double-declining balance methods. Estimated useful lives are 20 to 25 years for plant, which includes buildings, storage tanks, and pipelines and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase values, change capacities, or extend useful lives are capitalized. Routine repairs and maintenance are expensed. Computer software costs are capitalized and amortized over their useful lives, generally not to exceed 5 years. The costs of installing certain enterprise wide information systems are amortized over periods not exceeding 10 years. The Company capitalizes interest on major projects during construction.

     Deferred Debt Issuance Costs

     Deferred debt issuance costs related to the long-term credit agreements and senior subordinated debentures are amortized on the interest method over the term of the underlying debt instrument.

     Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

     Earnings Per Common Share

     Basic earnings per common share has been calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all stock options and warrants having exercise prices less than the average market price of the common stock, using the treasury stock method.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2000 (Unaudited)

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

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

     The Company adopted SFAS 133 effctive July 1, 2000. Based upon the Company's application of SFAS 133, its adoption had no material effect on the Company's consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. The Company adopted FIN 44 effective July 1, 2000. Based upon the Company's application of FIN 44, its adoption had no effect on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company adopted SAB 101 on July 1, 2000. Based upon the Company's application of SAB 101, its adoption had no effect on the Company's consolidated financial statements.

     Reclassifications

     Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the classifications used in 2000.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2000 (Unaudited)

--------------------------------------------------------------------------------

(2)  Disposition

     Effective December 31, 1999, the Company sold its natural gas gathering subsidiary, Bear Paw Energy Inc., ("BPEI") for cash consideration of $107.5 million, plus $23.7 million of retroactive reimbursement for all of the capital expenditures made by the Company on BPEI's newly constructed Powder River coal seam gathering system from July 1, 1999 to December 31, 1999. This disposition generated an approximate $16.6 million net gain to the Company. The $131.2 million total sale proceeds were used to reduce long-term debt and for general corporate purposes.

(3)  Acquisitions

     On May 31, 2000, the Company acquired from Chevron U.S.A. Inc. two petroleum products terminals located in Richmond and Montvale, Virginia for approximately $3.2 million cash. These facilities are interconnected to the Colonial pipeline system and include approximately 500 thousand barrels of tankage.

     On June 30, 1999, the Company acquired from Amerada Hess Corporation the Hess Southeastern Pipeline Network ("Hess Terminals") of refined petroleum product facilities for approximately $66.2 million cash, and related refined products inventory for $32.5 million cash. The Hess Terminals, which are interconnected to the Colonial and Plantation pipeline systems, include approximately 5.3 million barrels of tankage at 11 storage and terminal facilities and 36 miles of proprietary pipelines.

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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2000 (Unaudited)

--------------------------------------------------------------------------------

(4)  Inventories

     Inventories at September 30, 2000 and June 30, 2000 are as follows:

                                          September 30, 2000    June 30, 2000
                                          ------------------    -------------
                                            (in thousands)      (in thousands)

     Refined petroleum products           $          108,285          115,609
     Refined petroleum products due
       under exchange agreements, net                104,239          125,258
                                          ------------------    -------------

                                          $          212,524          240,867
                                          ==================    =============

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

     The Company's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory, including line fill and tank bottoms, is required to be held for operating balances in the conduct of the Company's daily supply, distribution and marketing activities; and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties. As of September 30, 2000, this portion of the Company's inventory (the minimum inventory) was determined to be 2.0 million barrels. Currently, it is the Company's policy not to hedge the price risk associated with its minimum inventory. As a result, changes in the market value of the minimum inventory are reflected as an increase or decrease in the carrying value of the minimum inventory, with a corresponding gain or loss recognized in operating income. The unrealized loss on minimum inventory was $4.5 million for the three months ended September 30, 2000 (none in 1999).

(5)  Property, Plant and Equipment

     Property, plant and equipment at September 30, 2000 and June 30, 2000 is as follows:

                                       September 30, 2000    June 30, 2000
                                       ------------------    --------------
                                         (in thousands)      (in thousands)

     Land                              $           15,885            15,885
     Pipelines, rights of way
      and equipment                                36,701            36,369
     Terminals and equipment                      295,224           291,896
     Other plant and equipment                     16,952            16,787
                                       ------------------    --------------
                                                  364,762           360,937
     Less accumulated depreciation                (43,541)          (38,710)
                                       ------------------    --------------

                                       $          321,221           322,227
                                       ==================    ==============

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2000 (Unaudited)

--------------------------------------------------------------------------------

(6)  Investments in Petroleum related Assets

     The Company, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company ("Lion"). At September 30, 2000 and June 30, 2000, the Company's investment in Lion, carried at cost, was approximately $10.1 million. The Company recorded dividend income of approximately $0.4 million from Lion during the three months ended September 30, 2000 and none during the three months ended September 30, 1999.

     The Company, through its wholly owned subsidiary, TransMontaigne Pipeline Inc., owns 20.38% of the common stock of West Shore Pipeline Company ("West Shore") at September 30, 2000. Although the Company owns 20.38%, it does not maintain effective management control and therefore carries its $35.9 million investment at cost. The Company recorded dividend income from West Shore of approximately $0.5 million for each of the three months ended September 30, 2000 and 1999.

     In August 2000, the Company converted its Notes Receivable from ST Oil Company into an equity ownership position. At September 30, 2000, the Company's investment in ST Oil Company was approximately $1.6 million.

(7)  Long-term Debt

     Long-term debt at September 30, 2000 and June 30, 2000 is as follows:

                                              September 30, 2000  June 30, 2000
                                              ------------------  -------------
                                                (in thousands)    (in thousands)

     Bank Credit Facility                     $          160,681        155,000
     Senior promissory notes                              50,000         50,000
     12 3/4% senior subordinated debentures,
        net of discount                                    1,998          1,995
                                              ------------------  -------------
                                                         212,679        206,995
     Less current maturity                                 4,370          4,370
                                              ------------------  -------------
                                              $          208,309        202,625
                                              ==================  =============

     At September 30, 2000, the Company's bank credit facility consisted of a $395 million credit facility that included a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component has quarterly principal payments required beginning in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins, subject to a Eurodollar Rate pricing option at the Company's election. The average interest rate under the bank credit facility was 10.0% and 9.8% at September 30, 2000 and June 30, 2000, respectively.

     In August 1999, the Company entered into two swap agreements with money center banks to offset the exposure of an increase in interest rates. Prior to June 30, 2000, proceeds from the swap agreements were recorded as a reduction in interest expense. In August 2000, the Company terminated one of the swap agreements, which did not have a material impact upon the financial statements. Effective July 1, 2000, the estimated fair value of the remaining interest rate swap was recorded as an asset with a corresponding credit to other income upon the adoption of FAS 133, as the swap was not designated as a hedge as of that date.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2000 (Unaudited)

--------------------------------------------------------------------------------

(7)  Long-term Debt (continued)

     In April 1997, the Company entered into a Master Shelf Agreement with an institutional lender which provides that the lender will agree to quote, from time to time, an interest rate at which the lender would be willing to purchase, on an uncommitted basis, up to $100 million of the Company's senior promissory notes which will mature in no more than 12 years, with an average life not in excess of 10 years. On April 17, 1997 and December 16, 1997, the Company sold $50 million of 7.85% and $25 million of 7.22% Senior Notes due April 17, 2003 and October 17, 2004, respectively. Under an amended Master Shelf Agreement, the commitment was reduced to $75 million. On January 20, 2000, the Company paid down $25 million of the $50 million of 7.85% senior notes with a portion of the proceeds from the sale of BPEI.

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of September 30, 2000, the Company was in compliance with all such tests contained in the amended agreements.

     At September 30, 2000, the Company had an outstanding balance of $2 million of the originally issued $4 million of 12.75% senior subordinated debentures that are guaranteed by certain subsidiaries. The outstanding debentures are subject to a required redemption on December 15, 2000. The debentures may be prepaid prior to maturity at a premium, under certain circumstances. In conjunction with the issuance of these debentures, the Company issued warrants to purchase 248,686 shares of its common stock at $3.60 per share, which expire on December 15, 2000.

     Cash payments for interest were approximately $4.1 million and $8.0 million for the three months ended September 30, 2000 and 1999, respectively.

(8)  Stockholders' Equity

     On March 25, 1999 and March 30, 1999, the Company closed a private placement of $170.1 million of $1,000 Series A Convertible Preferred Stock Units (the "Units"). Each Unit consists of one share of 5% convertible preferred stock (the "Preferred Stock"), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The Company may redeem all, but not less than all, of the then outstanding shares of the Preferred Stock on December 31, 2003 at the liquidation value of $1,000 per share plus any accrued but unpaid dividends thereon through the redemption date (the "Mandatory Redemption Price"). The Mandatory Redemption Price shall be paid, at the Company's election, in cash or shares of common stock, or any combination thereof, subject to limitations on the total number of common shares permitted to be used in the exchange, and issued to any shareholder. For purposes of calculating the number of shares of common stock to be received, each such share of common stock shall be valued at 90 percent of the average market price for the common stock for the 20 consecutive business days prior to the redemption date. If the Preferred Stock remains outstanding after December 31, 2003, the dividend rate will increase to an annual rate of 16%. The Preferred Stock is convertible any time and may be called for redemption by the Company after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. Proceeds were used to reduce bank debt incurred in connection with acquisitions and for general corporate purposes.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2000 (Unaudited)

--------------------------------------------------------------------------------

(9)   Restricted Stock

      The Company has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. Amortization of unearned compensation of approximately $186,500 is included in general and administrative expense for the three months ended September 30, 2000.

(10)  Litigation

      The Company is a party to various claims and litigation in its normal course of business. Although no assurances can be given, the Company's management believes that the ultimate resolution of such claims and litigation, individually or in the aggregate, will not have a material adverse impact on the Company's financial position, results of operations, or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     TransMontaigne Inc., a Delaware corporation, ("the Company") provides a broad range of integrated supply, distribution, marketing, terminaling, storage and transportation services to producers, refiners, distributors, marketers and industrial end-users of petroleum products, chemicals, crude oil and other bulk liquids in the midstream sector of the petroleum and chemical industries. The Company is a holding company that conducts the majority of its operations through wholly owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Northeast regions of the United States.

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


Commercial Operations

Product Supply, Distribution and Marketing

     Through its wholly owned subsidiary, TransMontaigne Product Services Inc. ("TPSI"), the Company provides product services, consisting of the bulk purchase and sale of refined petroleum products, the wholesale marketing of products at terminal truck loading rack locations, the restructuring of existing long-term contracts and the management of the Company's commodity portfolio. In addition, TPSI provides risk management products and services to gasoline and distillate customers that minimize the risk associated with movements in prices and location-based price differentials. TPSI's risk management products and services are designed to provide stability to customers in markets impacted by commodity price volatility. TPSI provides these services to customers for periods as short as one month to terms that will span several years. The type and length of contracts provided by TPSI will vary based upon market conditions, customer desires and the risk profile desired by the individual customer. As a result of these variables, the initiation and restructuring of these types of contracts is not predictable and can cause earnings to fluctuate from one period to the next.

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

     TPSI enjoys incremental margin opportunities by utilizing its storage capacity and inventory position when the market environment is in contango or a carry position (where nearby futures prices are lower than succeeding periods).

Terminals

     Through its wholly owned subsidiary, TransMontaigne Terminaling Inc. ("TTI"), the Company owns and operates an extensive terminal infrastructure that handles petroleum products, chemicals and other bulk liquids with transportation connections via pipeline, barges, rail cars and trucks to TTI facilities or to third party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation and Texas Eastern pipeline systems.

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

     Storage of refined petroleum products, chemicals and other bulk liquids at TTI-owned facilities pending delivery is an integral service function. Storage fees are generally based on a per barrel rate or on tankage capacity committed and will vary with the duration of the storage arrangement, the product stored and special handling requirements. Storage fees are not regulated.

     Ancillary services, including injection of shipper-furnished or TTI-furnished additives, are also available for a fee at TTI terminals.

Pipelines

     Through its wholly owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), the Company owns and operates an approximate 480-mile refined petroleum products pipeline from Ft. Madison, Iowa through Chicago, Illinois to Toledo, Ohio (the "NORCO Pipeline") with TTI owning the associated storage facilities located at Hartsdale and East Chicago, Indiana and Toledo, Ohio and related product distribution facilities located at South Bend, Indiana; Peoria, Illinois; and Bryan, Ohio. The NORCO Pipeline has delivery facilities located at Elkhart, Indiana and Chillicothe and Galesburg, Illinois. The NORCO Pipeline system is interconnected to all major mid-continent common carriers. TPI also owns a 60% interest in a 67-mile refined petroleum products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline") together with associated product distribution facilities at Mt. Vernon and Rogers. The Razorback Pipeline is the only refined petroleum products pipeline providing transportation services to northwest Arkansas. TPI also owns and operates an approximate 220-mile crude oil gathering pipeline system, with approximately 627,500 barrels of tank storage capacity, located in east Texas (the "CETEX pipeline").

     TPI owns a 20.38% common stock interest in West Shore Pipe Line Company which owns an approximate 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago, Illinois; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States.

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

Natural Gas Services

     The Company divested its wholly owned subsidiary, Bear Paw Energy Inc., effective December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1999

     The Company reported net earnings of $0.3 million for the three months ended September 30, 2000, compared to a net loss of $5.1 million for the three months ended September 30, 1999. After preferred stock dividends, the net loss attributable to common stockholders was $1.9 million and $7.2 million for the three months ended September 30, 2000 and 1999, respectively. Loss per common share for the three months ended September 30, 2000 was $.06 basic and diluted based on 30.8 million weighted average basic and average diluted shares outstanding compared to $.24 basic and diluted for the three months ended September 30, 1999.

     Selected financial data for the Company's operations are summarized below:

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                    ----------------------------------------------
                                                                            2000                      1999
                                                                    ---------------------      -------------------
                                                                        (in thousands)            (in thousands)
Net operating margins (1):
     Product Supply, Distribution and Marketing:
          Sales, exchanges and product arbitrage                    $               8,310                    6,257
          Realized losses related to minimum inventory                                  -                   (5,113)
          Unrealized losses relating to mark to market
             accounting for the minimum inventory                                  (4,528)                       -
                                                                    ---------------------      -------------------
                                                                                    3,782                    1,144
     Terminals                                                                     10,704                    8,477
     Pipelines                                                                      1,648                    2,349
     Natural Gas Services (2)                                                           -                    5,033
                                                                    ---------------------      -------------------
          Total net operating margins                                              16,134                   17,003

General and administrative expenses                                                (7,237)                 (10,050)
Depreciation and amortization expenses                                             (4,847)                  (6,246)
                                                                    ---------------------      -------------------
          Operating income                                                          4,050                      707

Dividend income from petroleum investments                                            919                      491
Interest expense and related financing costs                                       (5,333)                 (10,545)
Interest income                                                                       798                      887
                                                                    ---------------------      -------------------
          Net earnings (loss) before income taxes                   $                 434                   (8,460)
                                                                    =====================      ===================


(1) Net operating margins represent revenues less product costs and direct operating expenses.
(2) The Company's natural gas services operations were divested as of December 31, 1999.

Product Supply, Distribution and Marketing

     TPSI's Product Supply, Distribution and Marketing margins are classified into two main components: (a) Sales, exchanges and arbitrage and (b) minimum inventory management.

     Sales, exchanges and arbitrage: The net operating margin from sales, exchanges and arbitrage increased by $2.1 million in the first quarter 2001 as compared to the same period in 2000. The net $2.1 million improvement consisted of a $7.8 million increase in margin from the initiation and restructuring of risk management products combined with a reduction of approximately $5.7 million in TPSI's wholesale and retail product marketing margins due to reduced arbitrage opportunities within the marketplace.

     Minimum inventory management: During the fourth fiscal quarter of 2000, the Company embarked upon a thorough review of its inventory management strategies. As a result, the Company lowered its required minimum inventory level from over
3.8 million barrels to the current level of 2.0 million barrels. The Company also changed its strategy regarding the risk management associated with this minimum inventory. Prior to the fourth quarter of fiscal 2000, the Company was hedging the minimum inventory in the futures market and then rolling the hedging contracts from month to month. In connection with its new risk management strategy, the Company removed the hedging contracts on its minimum inventory, thereby eliminating any future cash costs associated with rolling forward the hedging contracts from month to month. As a result of removing the hedging contracts, the valuation of the minimum inventories started floating with the market and any increase or decrease in valuation was marked to market on a daily basis with the resulting unrealized gains and losses recognized in operating income. For the current quarter, the $4.5 million unrealized loss on inventory was a non-cash charge that was due to a reduction in the commodity value of the Company's minimum inventory.

Terminals

     The net operating margin from terminal operations for the three months ended September 30, 2000 was $10.7 million compared to $8.5 million for the three months ended September 30, 1999, an increase of $2.2 million. The increase in net operating margin resulted from an approximately $1.4 million increase in revenues and a decrease of approximately $0.8 million in operating costs. Approximately 50% of the revenue increase was attributable to the Company's new Baton Rouge dock facility which was placed in service in May 2000 with the remaining increase coming from new tank rental agreements at several of the Company's terminals. The reduction in operating costs was attributable to a reduction of repair and maintenance expenses on the Company's terminal facilities.

Pipelines

     The net operating margin from pipeline operations for the three months ended September 30, 2000 was $1.6 million compared to $2.3 million for the three months ended September 30, 1999, a decrease of $0.7 million. The decrease in net operating margin resulted from an approximately $0.3 million reduction in pipeline revenues and an increase of approximately $0.4 million in operating costs. The majority of the revenue reduction was attributable to lower volumes being shipped through the Company's Norco pipeline system during the first quarter of 2001 that was partially attributable to supply disruptions experienced in the national transportation grid during the summer of 2000. The increase in operating costs is primarily attributable to the Company receiving an insurance settlement during the quarter ended September 30, 1999, which resulted in lower environmental costs during that period last year. Excluding this settlement, the operating costs are consistent between the two periods.

Natural Gas Services

     The Company's natural gas services operation was divested effective December 31, 1999.

Corporate and Other

     General and administrative expenses for the three months ended September 30, 2000 were $7.2 million compared to $10.0 million for the three months ended September 30, 1999. Compensation expense decreased by $1.5 million during the current quarter reflecting the elimination of $0.75 million in corporate staff positions in the current period and the effect of $0.75 million of bonuses accrued in the prior period. In addition, the Company significantly lowered its travel costs during the current quarter by approximately $0.8 million and had reductions in professional services, communications, and other corporate items, which resulted in additional expense reductions, of approximately $0.5 million for the quarter.

     Depreciation and amortization expense for the three months ended September 30, 2000 was $4.8 million compared to $6.2 million for the three months ended September 30, 1999. The decrease was due primarily to the disposition of the natural gas services assets of BPEI.

     Dividend income for the three months ended September 30, 2000 was $0.9 million compared to $0.5 million for the three months ended September 30, 1999, an increase of $0.4 million. This increase is due to a dividend that was received from Lion Oil Company during the three months ended September 30, 2000 that was not received during the 1999 comparable period. Interest income for the three months ended September 30, 2000 was $0.8 million compared to $0.9 million for the three months ended September 30, 1999, a decrease of $0.1 million, reflecting reduced invested cash balances.

     Interest expense and other financing costs during the three months ended September 30, 2000 were $5.3 million compared to $10.5 million during the three months ended September 30, 1999, a decrease of $5.2 million, which was primarily due to a reduction in long term debt, using proceeds from the sale of BPEI and the sale of excess inventory. The Company revised its inventory strategy during the fourth quarter of 2000 and was able to reduce its inventory.

     Income tax expense was $0.2 million for the three months ended September 30, 2000, which represents an effective combined federal and state income tax rate of 38%. Income tax benefit was $3.4 million for the three months ended September 30, 1999, which represents an effective combined federal and state income tax rate of 40%.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $2.1 million and $2.1 million for the three months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

     The following summary reflects the Company's comparative EBITDA and net cash flows for the three months ended September 30, 2000 and 1999 (in thousands):

                                                                                Three Months Ended
                                                                                   September 30,
                                                               --------------------------------------------------
                                                                        2000                          1999
                                                               ----------------------         -------------------
     EBITDA (1)                                                $               14,344                       7,444

     Net cash provided (used) by operating activities          $              (17,399)                     75,611
     Net cash used by investing activities                     $               (4,213)                    (15,653)
     Net cash provided (used) by financing activities          $                3,860                     (70,362)


     (1) Company EBITDA is operating income excluding the unrealized gains or losses related to mark to market accounting for the minimum inventory plus depreciation and amortization expenses and dividend income from petroleum investments. The Company believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, the Company believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and direct operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.


     The improvement in EBITDA for the quarter ended September 30, 2000 as compared to the 1999 quarter is primarily due to a $2.6 million increase in operating margin in the Company's product supply group, a $1.5 million increase in operating performance in the terminaling/pipeline operations, and a $2.8 million reduction in general and administrative expenses as a result of the Company's restructuring program.

     Net cash used by operating activities of $17.4 million for the three months ended September 30, 2000 was attributable primarily to decreases in: trade accounts payable, inventory due under exchanges, and excise taxes payable offset by decreases in trade accounts receivable and inventory. The net cash provided by operating activities of $75.6 million for the three months ended September 30,1999 was attributable primarily to decreases in: trade accounts receivable, inventory, which were partially offset by decreases in trade accounts payable.

     Net cash used by investing activities was $4.2 million during the three months ended September 30, 2000 as compared to $15.7 million during the three months ended September 30, 1999 as the Company continued its growth through construction of new facilities and improvements to existing operating facilities.

     Net cash provided by financing activities for the three months ended September 30, 2000 of $3.9 million included $5.7 million from bank borrowings. Net cash used by financing activities for the three months ended September 30, 1999 of $70.4 million included repayment of long-term debt totaling $68.2 million.

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

     At September 30, 2000, the Company had advances of $160.7 million outstanding under the bank credit facility utilizing the Eurodollar Rate loan pricing option. The average interest rate at September 30, 2000 was 10.0%.

     At September 30, 2000, the Company had outstanding under the Master Shelf Agreement, $25 million of 7.85% Senior Notes due April 17, 2003 and $25 million of 7.22% Senior Notes due October 17, 2004. The Master Shelf Agreement was amended as of December 31, 1999 in connection with the amendment of the bank credit facility.

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of September 30, 2000, the Company was in compliance with all such tests.

     At September 30, 2000, the Company had working capital of $140.9 million; availability under its bank credit facility of approximately $60 million for cash advances and letters of credit, plus an additional $41 million for letters of credit.

     Capital expenditures anticipated for the year ending June 30, 2001 are estimated to be $15 million for terminal and pipeline facilities, and assets to support these facilities, and could exceed that amount if additional facilities enhancement projects and possible acquisitions being considered by the Company materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which the Company identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services the Company provides; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors which could cause actual results to differ materially from those in the forward-looking statements include:

     .  that the Company will expand its business
     . that the Company will generate net operating margins from high sales volumes
     . that the Company will generate net operating margins affected by price volatility of products purchased and sold
     . that the Company will enter into transactions with counter parties having the ability to meet their financial commitments to the Company
     . that the Company will incur unanticipated costs in complying with current and future environmental regulations
     . that the Company will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services
     . that the Company will acquire strategically located operating facilities from third parties
     . that the Company will generate working capital internally, or have the ability to access debt and equity resources, to meet its capital requirements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, in addition to the interim consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     There are no material changes in market risks faced by the Company from those reported in its Annual Report on Form 10-K for the year ended June 30, 2000.

 PART II.  OTHER INFORMATION
----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

          27     Financial Data Schedule.  FILED HEREWITH.

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSMONTAIGNE INC.
Date:  November 14, 2000

                                         By  /s/ CORTLANDT S. DIETLER
                                             ------------------------
                                             Cortlandt S. Dietler
                                             Chairman


                                             /s/ RODNEY R. HILT
                                             ------------------
                                             Rodney R. Hilt
                                             Vice President, Controller
                                             and Chief Accounting Officer