Form 10-Q
period 2000-12-31
TRANSMONTAIGNE INC
filed 2001-02-14
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

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


                                Yes [X]  No [  ]


As of January 31, 2001 there were 31,748,390 shares of the registrant's Common Stock outstanding.

                               TABLE OF CONTENTS



                        PART I.   FINANCIAL INFORMATION


                                                                                            Page No.
Item 1.   Financial Statements

          Consolidated Balance Sheets
          December 31, 2000 and June 30, 2000 (Unaudited)...........................            4

          Consolidated Statements of Operations
          Three Months and Six Months Ended December 31, 2000 and 1999 (Unaudited)..            5

          Consolidated Statements of Stockholders' Equity
          Year Ended June 30, 2000 and
          Six Months Ended December 31, 2000 (Unaudited)............................            6

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 2000 and 1999 (Unaudited)...................            7

          Notes to Consolidated Financial Statements................................            8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............................           16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk................           27


                          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.......................           28

Item 6.   Exhibits and Reports on Form 8-K..........................................           29

          Signatures................................................................           30

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.   FINANCIAL STATEMENTS


     The consolidated financial statements of TransMontaigne Inc. ("the Company") are included herein beginning on the following page.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2000 and June 30, 2000 (Unaudited)
(In thousands)

                                                                                  December 31,       June 30,
Assets                                                                                2000             2000
------                                                                            ------------       --------

Current assets:
     Cash and cash equivalents                                                       $  23,658         53,938
     Trade accounts receivable, net                                                    120,675        117,739
     Inventories                                                                       204,935        240,867
     Assets from price risk management activities                                       53,135         16,038
     Prepaid expenses and other                                                          4,709          6,074
                                                                                     ---------        -------
                                                                                       407,112        434,656
                                                                                     ---------        -------
Property, plant and equipment:
     Land                                                                               15,778         15,885
     Plant and equipment                                                               349,962        345,052
     Accumulated depreciation                                                          (48,060)       (38,710)
                                                                                     ---------        -------
                                                                                       317,680        322,227
                                                                                     ---------        -------
Investments and other assets:
     Investments in petroleum related assets                                            47,665         46,152
     Deferred tax assets, net                                                           18,016         19,168
     Deferred debt issuance costs, net                                                   9,328         10,274
     Other assets, net                                                                     644          2,095
                                                                                     ---------        -------
                                                                                        75,653         77,689
                                                                                     ---------        -------
                                                                                     $ 800,445        834,572
                                                                                     =========        =======
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Trade accounts payable                                                          $ 115,381        103,685
     Inventory due under exchange agreements                                            80,796        125,258
     Liabilities from price risk management activities                                  22,664         30,376
     Excise taxes payable                                                               26,563         27,582
     Other accrued liabilities                                                          11,219          8,577
     Current portion of long-term debt                                                   2,370          4,370
                                                                                     ---------        -------
                                                                                       258,993        299,848
                                                                                     ---------        -------

Long-term debt, less current portion                                                   209,443        202,625

Stockholders' equity:
     Preferred stock, par value $1,000 per share, authorized
          2,000,000 shares, issued and outstanding 170,115
          shares Series A Convertible at December 31, 2000 and
          June 30, 2000, liquidation preference of $170,115,000                        170,115        170,115
     Common stock, par value $.01 per share,
          authorized 80,000,000 shares at December 31, 2000 and
          June 30, 2000, issued and outstanding 31,748,390 shares at
          December 31, 2000 and 30,730,524 shares at June 30, 2000                         317            307
     Capital in excess of par value                                                    205,073        201,076
     Unearned compensation                                                              (3,321)        (1,465)
     Accumulated deficit                                                               (40,175)       (37,934)
                                                                                     ---------        -------
                                                                                       332,009        332,099
                                                                                     ---------        -------
                                                                                     $ 800,445        834,572
                                                                                     =========        =======

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months and Six Months Ended December 31, 2000 and 1999 (Unaudited) (In thousands, except per share amounts)

                                                                Three Months Ended                   Six Months Ended
                                                                    December 31,                       December 31,
                                                                    (Unaudited)                        (Unaudited)
                                                            ---------------------------         ---------------------------
                                                                2000            1999                2000           1999
                                                            -----------     -----------         -----------     -----------
Revenues:                                                   $ 1,290,352       1,323,165           2,504,443       2,472,032

Costs and expenses:
     Product costs                                            1,261,313       1,308,525           2,450,868       2,428,339
     Direct operating expenses                                    8,496          13,005              16,898          25,055
     Impairment of long lived assets                                  -          50,136                   -          50,136
     General and administrative                                   8,157           9,707              15,394          19,757
     Depreciation and amortization                                4,821           6,395               9,668          12,641
                                                            -----------     -----------         -----------     -----------
                                                              1,282,787       1,387,768           2,492,828       2,535,928
                                                            -----------     -----------         -----------     -----------

               Operating income (loss)                            7,565         (64,603)             11,615         (63,896)

Other income (expenses):
     Dividend income from petroleum related investments             820             283               1,739             774
     Interest expense                                            (4,445)         (9,269)             (9,271)        (18,757)
     Other financing (costs)/income                                 174            (284)                641            (490)
     Interest income                                                477             295               1,275           1,182
     Unrealized loss on interest rate swap                         (812)              -                (812)              -
     Amortization of deferred financing costs                      (976)         (4,940)             (1,950)         (5,791)
     Gain on disposition of assets                                    8          16,587                   8          16,587
                                                            -----------     -----------         -----------     -----------
                                                                 (4,754)          2,672              (8,370)         (6,495)
                                                            -----------     -----------         -----------     -----------

               Earnings (loss) before income taxes                2,811         (61,931)              3,245         (70,391)

Income tax (expense) benefit                                     (1,068)         24,776              (1,233)         28,160
                                                            -----------     -----------         -----------     -----------

               Net earnings (loss)                                1,743         (37,155)              2,012         (42,231)

Preferred stock dividends                                        (2,127)         (2,127)             (4,253)         (4,253)
                                                            -----------     -----------         -----------     -----------
               Net loss attributable to
                    common stockholders                     $      (384)        (39,282)             (2,241)        (46,484)
                                                            ===========     ===========         ===========     ===========
Weighted average common
     shares outstanding - basic and diluted                      31,459          30,592              31,142          30,538
                                                            ===========     ===========         ===========     ===========

Loss per common share - basic and diluted                   $     (0.01)          (1.28)              (0.07)          (1.52)
                                                            ===========     ===========         ===========     ===========


See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Year Ended June 30, 2000 and Six Months Ended December 31, 2000 (Unaudited) (In thousands)

                                                              Capital in                       Retained earnings
                                       Preferred    Common     excess of       Unearned          (accumulated
                                         stock      stock      par value     compensation          deficit)            Total
                                       ---------    ------    ----------     ------------      -----------------     ----------
Balance at June 30, 1999               $ 170,115      305       197,123              -                  8,509          376,052

Common stock issued for
     options exercised                         -        -           136              -                      -              136
Tax expense from vesting of
     restricted stock                          -        -           (68)             -                      -              (68)
Unearned compensation related
     to restricted stock awards                -        2         1,863         (1,865)                     -                -
Amortization of unearned
     compensation                              -        -             -            400                      -              400
Compensation expense related to
     extension of exercise period
     on options                                -        -         2,022              -                      -            2,022
Preferred stock dividends                      -        -             -              -                 (8,506)          (8,506)
Net loss                                       -        -             -              -                (37,937)         (37,937)
                                       ---------    ------    ----------     ------------      -----------------     ----------
Balance at June 30, 2000               $ 170,115       307       201,076        (1,465)               (37,934)         332,099
                                       ---------    ------    ----------     ------------      -----------------     ----------
Common stock issued for
     options/warrants exercised                -         5         1,600             -                      -            1,605
Unearned compensation related
     to restricted stock awards                -         5         2,397        (2,402)                     -                -
Amortization of unearned
     compensation                              -         -             -           546                      -              546
Preferred stock dividends                      -         -             -             -                 (4,253)          (4,253)
Net earnings                                   -         -             -             -                  2,012            2,012
                                       ---------    ------    ----------     ------------      -----------------     ----------
Balance at December 31, 2000           $ 170,115       317       205,073        (3,321)               (40,175)         332,009
                                       =========    ======    ==========     ============      =================     ==========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six Months Ended December 31, 2000 and 1999 (Unaudited)
(In thousands)

                                                         Three Months Ended
                                                             December 31,
                                                             (Unaudited)
                                                     ---------------------------
                                                         2000           1999
                                                     -----------     -----------
Cash flows from operating activities:
 Net earnings (loss)                                 $     2,012        (42,231)
 Adjustments to reconcile net earnings (loss) to net
     cash provided (used) by operating activities:
   Depreciation and amortization                           9,668         12,641
   Deferred tax expense (benefit)                          1,152        (28,160)
   Gain on disposition of assets                              (8)       (16,546)
   Impairment of long lived assets                             -         50,136
   Amortization of unearned compensation                     546             28
   Amortization of deferred debt issuance costs            1,950          5,791
   Changes in operating assets and liabilities,
    net of non-cash activities:
     Trade accounts receivable                            (2,936)        41,474
     Inventories                                          35,932        218,440
     Prepaid expenses and other                            1,365           (737)
     Trade accounts payable                               11,696        (60,216)
     Assets and liabilities from price risk              (44,809)         4,009
      management activities
     Inventory due under exchange                        (44,462)        23,894
      agreements
     Excise taxes payable and other
      accrued liabilities                                  1,623         26,609
                                                     -----------     ----------
        Net cash provided (used)
           by operating activities                       (26,271)       235,132
                                                     -----------     ----------
Cash flows from investing activities:
 Purchases of property, plant and equipment               (6,172)       (45,920)
 Proceeds from sale of assets                              1,059            582
 Increase in investment and other assets, net                (62)          (563)
                                                     -----------     ----------
        Net cash used
           by investing activities                        (5,175)       (45,901)
                                                     -----------     ----------
Cash flows from financing activities:
 Borrowings (repayments) of long-term debt, net            4,818       (160,682)
 Deferred debt issuance costs                             (1,004)        (2,300)
 Common stock issued for cash                              1,605             92
 Preferred stock dividends paid                           (4,253)        (4,253)
                                                     -----------     ----------
        Net cash provided (used)
           by financing activities                         1,166       (167,143)
                                                     -----------     ----------
        Increase (decrease) in
           cash and cash equivalents                     (30,280)        22,088

Cash and cash equivalents at beginning of period          53,938         13,927
                                                     -----------     ----------
Cash and cash equivalents at end of period           $    23,658         36,015
                                                     ===========     ==========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 (Unaudited)

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

     Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 (Unaudited)

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

     Accounting for Price Risk Management

     In connection with its products supply, distribution and marketing commercial operations, the Company engages in price risk management activities. The Company's price risk management activities are energy trading activities as defined by Emerging Issues Task Force Consensus 98-10 (EITF 98-10), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As such, the financial instruments utilized are marked to market in accordance with the guidance set forth in EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs, and are shown as "Assets and Liabilities from Price Risk Management Activities" in the Consolidated Balance Sheet. Unrealized gains and losses from newly originated contracts, contract restructurings and the impact of price movements are included in operating income. Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly initiated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

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

December 31, 2000 (Unaudited)

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

     Reclassifications

     Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the classifications used in fiscal year 2001.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 (Unaudited)

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

(3)  Acquisitions

     On May 31, 2000, the Company acquired from Chevron U.S.A. Inc. two petroleum products terminals located in Richmond and Montvale, Virginia for approximately $3.2 million cash. These facilities are interconnected to the Colonial pipeline system and include approximately .5 million barrels of tankage.

     The Company accounted for this acquisition using purchase method accounting as of the effective date of the transaction. Accordingly, the purchase price of the transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The cash used to purchase the above acquisition was funded by advances from the Company's bank credit facility.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 (Unaudited)

--------------------------------------------------------------------------------

(4)  Inventories

     Inventories at December 31, 2000 and June 30, 2000 are as follows:

                                                                      December 31, 2000                  June 30, 2000
                                                                  -----------------------         -------------------------
                                                                        (in thousands)                   (in thousands)
     Refined petroleum products                                   $               124,139                           115,609
     Refined petroleum products due
          under exchange agreements, net                                           80,796                           125,258
                                                                  -----------------------         -------------------------


                                                                  $               204,935                           240,867
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

     The Company's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory, including line fill and tank bottoms, is required to be held for operating balances in the conduct of the Company's daily supply, distribution and marketing activities; and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties. As of December 31, 2000, this portion of the Company's inventory (the minimum inventory) was determined to be 2.0 million barrels. Currently, it is the Company's policy not to hedge the price risk associated with its minimum inventory. As a result, changes in the market value of the minimum inventory are marked to market and are reflected as an increase or decrease in the carrying value of the minimum inventory, with the corresponding unrealized gain or loss in operating income. The unrealized loss on minimum inventory was $6.9 million for the six months ended December 31, 2000 (none in 1999).

(5)  Property, Plant and Equipment

     Property, plant and equipment at December 31, 2000 and June 30, 2000 is as follows:

                                                          December 31, 2000              June 30, 2000
                                                     ------------------------     ------------------------
                                                           (in thousands)               (in thousands)
     Land                                            $                 15,778                       15,885
     Pipelines, rights of way
          and equipment                                                36,455                       36,369
     Terminals and equipment                                          296,867                      291,896
     Other plant and equipment                                         16,640                       16,787
                                                     ------------------------     ------------------------
                                                                      365,740                      360,937
     Less accumulated depreciation                                    (48,060)                     (38,710)
                                                     ------------------------     ------------------------

                                                     $                317,680                      322,227
                                                     ========================     ========================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 (Unaudited)

--------------------------------------------------------------------------------


(6)  Investments in Petroleum related Assets

     The Company, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company ("Lion"). At December 31, 2000 and June 30, 2000, the Company's investment in Lion, carried at cost, was approximately $10.1 million. The Company recorded dividend income of approximately $0.7 million from Lion during the six months ended December 31, 2000 and none during the six months ended December 31, 1999.

     The Company, through its wholly owned subsidiary, TransMontaigne Pipeline Inc., owns 20.38% of the common stock of West Shore Pipeline Company ("West Shore") at December 31, 2000. Although the Company owns 20.38%, it does not maintain effective management control and therefore carries its $35.9 million investment at cost. The Company recorded dividend income from West Shore of approximately $1.0 million during the six months ended December 31, 2000 and $0.8 million during the six months ended December 31, 1999.

     In August 2000, the Company converted its Notes Receivable and interest from ST Oil Company into an equity ownership position. At December 31, 2000, the Company's investment in ST Oil Company was approximately $1.5 million, and this represented 30% equity ownership in ST Oil Company. There were no equity earnings or losses booked as of December 31, 2000.

(7)  Long-term Debt

     Long-term debt at December 31, 2000 and June 30, 2000 is as follows:

                                                                       December 31, 2000              June 30, 2000
                                                                  ------------------------     ------------------------

                                                                        (in thousands)               (in thousands)
     Bank Credit Facility                                         $                161,813                      155,000
     Senior promissory notes                                                        50,000                       50,000
     12 3/4% senior subordinated debentures, net
          of discount                                                                    -                        1,995
                                                                  ------------------------     ------------------------
                                                                                   211,813                      206,995
     Less current maturity                                                           2,370                        4,370
                                                                  ------------------------     ------------------------
                                                                  $                209,443                      202,625
                                                                  ========================     ========================

     At December 31, 2000, the Company's bank credit facility consisted of a $395 million credit facility that included a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component has quarterly principal payments, which began in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins, subject to a Eurodollar Rate pricing option at the Company's election. The average interest rate under the bank credit facility was 10.1% and 9.8% at December 31, 2000 and June 30, 2000, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 (Unaudited)

--------------------------------------------------------------------------------

(7)  Long-term Debt (continued)

     In August 1999, the Company entered into two "periodic knock-out" swap agreements with money center banks to offset the exposure of an increase in interest rates. Each swap was for a notional value of $150 million, and each one contained an expiration date of August 2003. The swaps contained a knock-out level at 6.75%, and they had a fixed swap interest rate of 5.48%. Prior to June 30, 2000, proceeds from the swap agreements were recorded as a reduction in interest expense. Effective July 1, 2000, the estimated fair value of the remaining interest rate swap was recorded as an asset/liability with a corresponding debit/credit to other income (expense) upon the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as the swaps were not designated as a hedge as of that date. In August 2000, the Company terminated one of the swap agreements, which did not have a material impact upon the financial statements. As of December 31, 2000, the remaining swap agreement had a negative market value of $0.3 million, and it was recorded within other assets on the balance sheet. For the six month period ended December 31, 2000, the Company had recorded an unrealized loss on the mark to market accounting for the outstanding interest rate swap of $0.8 million.

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

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of December 31, 2000, the Company was in compliance with all such tests contained in the amended agreements.

     At December 31, 2000, the Company had redeemed all of the originally issued $4 million of 12.75% senior subordinated debentures that are guaranteed by certain subsidiaries. This debt was redeemed through the lender's exercise of common stock warrants and cash. The first payment was made on December 15, 1999 for $2.0 million in cash and the final $2.0 million was redeemed on December 15, 2000 for $1.1 million in cash and $0.9 million in warrants exercised.

     Cash payments for interest were approximately $9.7 million and $15.4 million for the six months ended December 31, 2000 and 1999, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 (Unaudited)

--------------------------------------------------------------------------------

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

(9)  Restricted Stock

     The Company has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the six months ended December 31, 2000, the Company's Board of Directors awarded 505,180 shares of restricted stock. Of the amount issued, 261,280 shares were issued to employees in exchange for the cancellation of 1,681,300 stock options with exercise prices ranging from $11.00 to $17.25 per share that had been issued to the employees in prior years. Amortization of unearned compensation of approximately $0.5 million is included in general and administrative expense for the six months ended December 31, 2000 and $0.02 million is included in the general and administrative expense for the six months ended December 31, 1999.

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


Commercial Operations

Product Supply, Distribution and Marketing

     Through its wholly owned subsidiary, TransMontaigne Product Services Inc. ("TPSI"), the Company provides product services, consisting of the bulk purchase and sale of refined petroleum products, the wholesale marketing of products at terminal truck loading rack locations, sales of refined products to regional and national industrial end-users, restructuring of existing long-term contracts, and the management of the Company's commodity portfolio. In addition, TPSI provides risk management products and services to gasoline and distillate customers that minimize the risk associated with movements in prices and location-based price differentials. TPSI's risk management products and services are designed to provide stability to customers in markets impacted by commodity price volatility. TPSI provides these services to customers for periods as short as one month to terms that will span several years. The type and length of contracts provided by TPSI will vary based upon market conditions, customer desires and the risk profile desired by the individual customer. As a result of these variables, the initiation and restructuring of these types of contracts is not predictable and can cause earnings to fluctuate from one period to the next.

     TPSI's products supply, distribution and marketing services revenues and fees are generated from bulk sales and exchanges of refined petroleum products to major and large independent energy companies; wholesale distribution and sales of refined petroleum products to jobbers and retailers; regional and national industrial end-user and commercial wholesale storage and forward sales marketing contracts of refined petroleum products; and tailored short and long-term fuel and risk management logistical services arrangements to wholesale, retail and industrial end-users. Refined petroleum products storage and forward sales transactions enable TPSI to purchase refined petroleum products inventory; utilize proprietary and leased tankage as well as line space controlled by TPSI in major common carrier pipelines; arbitrage location product prices differentials and transportation costs; store inventory; and, depending upon market conditions, lock in margins through sales in the futures cash market or by using NYMEX contracts. Wholesale distribution of refined petroleum products is conducted from proprietary and non-proprietary truck loading terminal, storage and delivery locations. Fuel and risk management logistical services provide both TPSI's large and small volume customers an assured, ratable and cost effective delivered source of refined petroleum product supply through proprietary pipelines and terminals, as well as through non-proprietary pipeline, terminal, truck, rail and barge distribution channels.

     TPSI enjoys incremental margin opportunities by utilizing its storage capacity and inventory position when the market environment is in contango or a carry position (where nearby futures prices are lower than succeeding periods).

Terminals

     Through its wholly owned subsidiary, TransMontaigne Terminaling Inc. ("TTI"), the Company owns and operates an extensive terminal infrastructure that handles petroleum products, chemicals and other bulk liquids with transportation connections via pipeline, barges, rail cars and trucks to TTI facilities or to third party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation, Texas Eastern and Williams pipeline systems.

     Products terminal revenues are based on volumes handled, generally at a standard industry fee. Terminal fees are not regulated. The terminals receive petroleum products in bulk quantities from connecting pipeline systems and barge dock facilities. Products are stored in bulk at the terminals and made available to wholesale, shipping and exchange customers who transport the products by truck to commercial and retail destinations and then to the end-user. TPSI markets refined petroleum products over truck loading racks at TTI owned terminals, as well as through exchanges with numerous companies at other non-owned terminals located throughout the Company's distribution area.

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

Pipelines

     Through its wholly owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), the Company owns and operates an approximate 480-mile refined petroleum products pipeline from Ft. Madison, Iowa through Chicago, Illinois to Toledo, Ohio (the "NORCO Pipeline") with TTI owning the associated storage facilities located at Hartsdale and East Chicago, Indiana and Toledo, Ohio and related product distribution facilities located at South Bend, Indiana; Peoria, Illinois; and Bryan, Ohio. The NORCO Pipeline has delivery facilities located at Elkhart, Indiana and Chillicothe and Galesburg, Illinois. The NORCO Pipeline system is interconnected to all major mid-continent common carriers. TPI also owns a 60% interest in a 67-mile refined petroleum products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline"), together with associated product distribution facilities at Mt. Vernon and Rogers. The Razorback Pipeline is the only refined petroleum products pipeline providing transportation services to northwest Arkansas. TPI also owns and operates an approximate 220-mile crude oil gathering pipeline system, with approximately 627,500 barrels of tank storage capacity, located in east Texas (the "CETEX pipeline").

     TPI owns a 20.38% common stock interest in West Shore Pipe Line Company, which owns an approximate 600-mile common carrier petroleum products pipeline system which operates between the Chicago refining corridor locations of East Chicago, Indiana; Blue Island, Joliet and Lemont, Illinois; north through metropolitan Chicago, Illinois; along the western edge of Lake Michigan to Milwaukee and Green Bay, Wisconsin; and west to Rockford and Peru, Illinois, and Madison, Wisconsin. The pipeline serves approximately 55 locations, including 4 refineries, the Chicago-O'Hare and Milwaukee airports, and 49 refined petroleum products terminals in the Chicago, Illinois area and the upper Mid-West region of the United States.

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

Natural Gas Services

     The Company divested its wholly owned subsidiary, Bear Paw Energy Inc., effective December 31, 1999.

Selected financial data for the Company's operations are summarized below (in thousands):

                                                            Three Months Ended               Six Months Ended
                                                               December 31,                    December 31,
                                                        ------------------------        ------------------------
                                                          2000            1999            2000            1999
                                                        --------        --------        --------        --------
Net operating margins (1):
  Product Supply, Distribution and Marketing:
    Sales, exchanges and product arbitrage              $ 10,865         (10,243)         19,175          (3,986)
    Realized losses related to minimum inventory               -          (5,313)              -         (10,426)
    Unrealized losses related to mark to market
      accounting for the minimum inventory                (2,353)              -          (6,881)              -
                                                        --------        --------        --------        --------
                                                           8,512         (15,556)         12,294         (14,412)
  Terminals                                               10,427           8,665          21,131          17,142
  Pipelines                                                1,604           1,871           3,252           4,220
  Natural Gas Services (2)                                     -           6,655               -          11,688
                                                        --------        --------        --------        --------
      Total net operating margins                         20,543           1,635          36,677          18,638

Impairment of long lived assets                                -         (50,136)              -         (50,136)
General and administrative expenses                       (8,157)         (9,707)        (15,394)        (19,757)
Depreciation and amortization expenses                    (4,821)         (6,395)         (9,668)        (12,641)
                                                        --------        --------        --------        --------
      Operating income                                     7,565         (64,603)         11,615         (63,896)

Dividend income from petroleum related investments           820             283           1,739             774
Interest expense and other financing costs                (4,271)         (9,553)         (8,630)        (19,247)
Interest income                                              477             295           1,275           1,182
Unrealized loss on interest rate swap                       (812)              -            (812)              -
Amortization of deferred financing costs                    (976)         (4,940)         (1,950)         (5,791)
Gain on disposition of assets                                  8          16,587               8          16,587
                                                        --------        --------        --------        --------
                                                        $  2,811         (61,931)          3,245         (70,391)
                                                        ========        ========        ========        ========

(1) Net operating margins represent revenues less product costs and direct operating expenses.
(2) The Company's natural gas services operations were divested as of December 31, 1999.



Selected volumetric and per unit margin data:

                                                            Three Months Ended               Six Months Ended
                                                               December 31,                    December 31,
                                                        ------------------------        ------------------------
                                                          2000            1999            2000            1999
                                                        --------        --------        --------        --------
Terminal volumes - bbls/day                              601,985         638,473         610,486         641,526
  Terminals net operating margin per barrel             $   .188            .148            .188            .145

Pipeline volumes - bbls/day                               71,218          96,391          72,995          96,507
  Pipelines net operating margin per barrel             $   .245            .211            .242            .238

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 1999

     The Company reported net earnings of $1.7 million for the three months ended December 31, 2000, compared to a net loss of $37.2 million for the three months ended December 31, 1999. After preferred stock dividends, the net loss attributable to common stockholders was $0.4 million and $39.3 million for the three months ended December 31, 2000 and 1999, respectively. Loss per common share for the three months ended December 31, 2000 was $.01 basic and diluted based on 31.5 million weighted average basic and average diluted shares outstanding compared to a loss of $1.28 basic and diluted for the three months ended December 31, 1999.

Product Supply, Distribution and Marketing

     TPSI's Product Supply, Distribution and Marketing margins are classified into two main components: (a) Sales, exchanges and arbitrage and (b) minimum inventory management.

     Minimum inventory management: During the fourth quarter of fiscal 2000, the Company embarked upon a thorough review of its inventory management strategies. As a result, the Company lowered its required minimum inventory level from over
3.8 million barrels to the current level of 2.0 million barrels. The Company also changed its strategy regarding the risk management associated with this minimum inventory. Prior to the fourth quarter of fiscal 2000, the Company was hedging the minimum inventory in the futures market and then rolling the hedging contracts from month to month in a backwardated market (i.e., nearby futures prices were higher than succeeding periods). In connection with its new risk management strategy, the Company removed the hedging contracts on its minimum inventory, thereby eliminating any future cash costs associated with rolling forward the hedging contracts in a backwardated market. During last year's comparable quarter, the Company incurred $5.3 million of losses related to the rolling of the minimum inventory hedges. As a result of removing the hedging contracts, the valuation of the minimum inventories started floating with the market and any increase or decrease in valuation was marked to market on a daily basis with the resulting unrealized gains and losses recognized in operating income. For the current quarter, the $2.4 million unrealized loss on inventory was a non-cash charge that was due to a reduction in the commodity value of the Company's minimum inventory.

     Sales, exchanges and arbitrage: The net operating margin from sales, exchanges and arbitrage increased by $21.1 million in the second quarter 2001 as compared to the same period in 2000. TPSI began the prior year comparable quarter with over 5.0 million barrels of discretionary inventory (inventory in excess of minimum inventory). The Company hedged this discretionary inventory in a backwardated market while it continued to reduce its inventory position. The effect of hedging this discretionary inventory, in a backwardated market, combined with losses on other forward positions, resulted in an approximate $8.0 million loss in the 1999 quarter. The market has remained in a backwardated position since last year; however, market volatility has created opportunities to exploit price differentials between various geographic locations during the current quarter. These opportunities are the result of supply disruptions in the gasoline and distillate market, concerns regarding the availability of distillate for the Northeastern portion of the United States, and increased demand for refined products. As a result of these market opportunities, TPSI was able to generate basis arbitrage margins during the quarter ended December 31, 2000.

Terminals

     The net operating margin from terminal operations for the three months ended December 31, 2000 was $10.4 million compared to $8.7 million for the three months ended December 31, 1999, an increase of $1.7 million. The increase in net operating margin resulted from an approximately $0.8 million increase in revenues and a decrease of approximately $0.9 million in operating costs. Approximately 50% of the revenue increase was attributable to the Company's new Baton Rouge dock facility which was placed in service in May 2000, with the remaining increase coming from new tank rental agreements at several of the Company's terminals. The reduction in operating costs was attributable to a reduction in some variable costs like power and supplies due to a reduction in the terminal throughput volumes, and in the prior year quarter, the Company reserved $0.8 million for lost product at one of its terminal facilities. A portion of the volume reduction through the terminals is attributable to the fact that the products market entered into a backwardated position during the quarter ended December 31, 1999 and has maintained that position throughout the current year. As a result, the Company has experienced a reduction in the amount of tank space leased to customers that in prior periods were capturing the carry market for refined products from one quarter to the next.

Pipelines

     The net operating margin from pipeline operations for the three months ended December 31, 2000 was $1.6 million compared to $1.9 million for the three months ended December 31, 1999, a decrease of $0.3 million. The decrease in net operating margin resulted from an approximately $0.5 million reduction in pipeline revenues offset by a decrease of approximately $0.2 million in operating costs. The majority of the revenue reduction was attributable to lower volumes being shipped through the Company's NORCO Pipeline during the quarter. This reduction resulted from fewer barrels being moved through the Company's NORCO Pipeline around the Chicago hub area, which was attributable to changes in Chicago area refinery demands and throughputs. These barrels generate low margins for the Company due to the short transport distances. This explains why the Company's per barrel margin increased on the fewer barrels transported during the quarter.

Natural Gas Services

     The Company's natural gas services operation owned and operated by BPEI was divested effective December 31, 1999.

Corporate and Other

     General and administrative expenses for the three months ended December 31, 2000 were $8.2 million compared to $9.7 million for the three months ended December 31, 1999. Compensation expense decreased by $0.7 million during the current quarter reflecting the elimination of $1.4 million in corporate staff positions in the current period offset by the effect of $0.7 million of increase in other employee costs during the quarter. In addition, the Company significantly lowered its travel costs during the current quarter by approximately $0.7 million and had reductions in communications and other corporate items, which resulted in additional expense reductions of approximately $0.1 million for the quarter.

     Depreciation and amortization expense for the three months ended December 31, 2000 was $4.8 million compared to $6.4 million for the three months ended December 31, 1999. The decrease was due primarily to the disposition of the natural gas services assets of BPEI.

     Dividend income for the three months ended December 31, 2000 was $0.8 million compared to $0.3 million for the three months ended December 31, 1999, an increase of $0.5 million. This increase is primarily due to a dividend that was received from Lion Oil Company during the three months ended December 31, 2000. Lion Oil Company did not pay a dividend during the 1999 comparable period. Interest income for the three months ended December 31, 2000 was $0.5 million compared to $0.3 million for the three months ended December 31, 1999, an increase of $0.2 million, reflecting increased invested cash balances.

     Interest expense and other financing costs during the three months ended December 31, 2000 were $5.2 million compared to $14.5 million during the three months ended December 31, 1999, a decrease of $9.3 million, which was primarily due to a reduction in long term debt, using proceeds from the sale of BPEI and the sale of excess inventory. The Company revised its inventory strategy during the fourth quarter of 2000 and was able to reduce its inventory, and thereby its financing costs.

     Income tax expense was $1.1 million for the three months ended December 31, 2000, which represents an effective combined federal and state income tax rate of 38%. Income tax benefit was $24.8 million for the three months ended December 31, 1999, which was primarily attributable to an impairment charge on long lived assets.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $2.1 million and $2.1 million for the three months ended December 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
SIX MONTHS ENDED DECEMBER 31, 1999

     The Company reported net earnings of $2.0 million for the six months ended December 31, 2000, compared to a net loss of $42.2 million for the six months ended December 30, 1999. After preferred stock dividends, the net loss attributable to common stockholders was $2.2 million and $46.4 million for the six months ended December 31, 2000 and 1999, respectively. Loss per common share for the six months ended December 31, 2000 was $.07 basic and diluted based on 31.1 million weighted average basic and average diluted shares outstanding compared to a loss of $1.52 basic and diluted for the six months ended December 31, 1999.

Product Supply, Distribution and Marketing

     TPSI's Product Supply, Distribution and Marketing margins are classified into two main components: (a) Sales, exchanges and arbitrage and (b) minimum inventory management.

     Minimum inventory management: During the fourth fiscal quarter of 2000, the Company embarked upon a thorough review of its inventory management strategies. As a result, the Company lowered its required minimum inventory level from over
3.8 million barrels to the current level of 2.0 million barrels. The Company also changed its strategy regarding the risk management associated with this minimum inventory. Prior to the fourth quarter of fiscal 2000, the Company was hedging the minimum inventory in the futures market and then rolling the hedging contracts from month to month in a backwardated market. In connection with its new risk management strategy, the Company removed the hedging contracts on its minimum inventory, thereby eliminating any future cash costs associated with rolling forward the hedging contracts in a backwardated market. During last year's comparable quarters, the Company incurred $10.4 million of losses related to the rolling of the minimum inventory hedges. As a result of removing the hedging contracts, the valuation of the minimum inventories started floating with the market and any increase or decrease in valuation was marked to market on a daily basis with the resulting unrealized gains and losses recognized in operating income. For the current six month period, the $6.9 million unrealized loss on inventory was a non-cash charge that was due to a reduction in the commodity value of the Company's minimum inventory.

     Sales, exchanges and arbitrage: The net operating margin from sales, exchanges and arbitrage increased by $23.2 million in the second quarter 2001 as compared to the same period in 2000. TPSI began the prior year comparable six month period with over 10.0 million barrels of discretionary inventory (inventory in excess of minimum inventory). During the period from July 1, 1999 through September 30, 1999, the Company hedged this discretionary inventory in a carry market. During this same period, the Company elected to start liquidating this discretionary inventory. The impact of these two items allowed the Company to recognize over $6.0 million in margins. However, as the products market switched into a backwardated position, the hedging of discretionary inventory, in a backwardated market, combined with the losses on other forward positions, resulted in an approximate $8.0 million loss during the second quarter of the prior period. The market has remained in a backwardated position since last year; however, market volatility has created arbitrage and term industrial market opportunities during the current six month period ended December 31, 2000. These opportunities are the result of supply disruptions in the gasoline and distillate market, concerns regarding the availability of distillate for the Northeastern portion of the United States, and increased demand for refined products. As a result of these market opportunities, TPSI was able to generate basis arbitrage margins during the six month period ended December 31, 2000. In addition TPSI initiated and restructured existing term contracts with its commercial and industrial end use customers generating incremental margins from these transactions.

Terminals

     The net operating margin from terminal operations for the six months ended December 31, 2000 was $21.1 million compared to $17.1 million for the six months ended December 31, 1999, an increase of $4.0 million. The increase in net operating margin resulted from an approximately $2.2 million increase in revenues and a decrease of approximately $1.8 million in operating costs. Approximately 50% of the revenue increase was attributable to the Company's new Baton Rouge dock facility which was placed in service in May 2000 with the remaining increase coming from new tank rental agreements at several of the Company's terminals. The reduction in operating costs was attributable to a reduction of repair and maintenance expenses on the Company's terminal facilities and in the prior year quarter, the Company reserved $0.8 million for lost product at one of its terminal facilities. On a per barrel basis, the Company is enjoying higher net margins due to these reduced operating costs. A portion of the volume reduction through the terminals is attributable to the fact that the products market entered into a backwardated position during the quarter ended December 31, 1999 and has maintained that position throughout the current year. As a result, the Company has experienced a reduction in the amount of tank space leased to customers that in prior periods were capturing the carry market for refined products from one quarter to the next.

Pipelines

     The net operating margin from pipeline operations for the six months ended December 31, 2000 was $3.3 million compared to $4.2 million for the six months ended December 31, 1999, a decrease of $0.9 million. The decrease in net operating margin resulted from an approximately $0.8 million reduction in pipeline revenues and an increase of approximately $0.1 million in operating costs. The majority of the revenue reduction was attributable to lower volumes being shipped through the Company's NORCO Pipeline during the six months period. This reduction resulted from fewer barrels being moved through the Company's NORCO Pipeline around the Chicago hub area, which was attributable to changes in Chicago area refinery demands and throughputs. These barrels generate low margins for the Company due to the short transport distances. This explains why the Company's per barrel margin increased on the fewer barrels transported during the quarter.

Natural Gas Services

     The Company's natural gas services operation owned and operated by BPEI was divested effective December 31, 1999.

Corporate and Other

     General and administrative expenses for the six months ended December 31, 2000 were $15.4 million compared to $19.8 million for the six months ended December 31, 1999. Compensation expense decreased by $2.2 million during the current six month period reflecting the elimination of $2.5 million in corporate staff positions in the current period offset by the effect of $0.3 million of increases in other employee related costs. In addition, the Company significantly lowered its travel costs during the current six month period by approximately $1.6 million and had reductions in professional services, communications, and other corporate items, which resulted in additional expense reductions of approximately $0.6 million for the current period.

     Depreciation and amortization expense for the six months ended December 31, 2000 was $9.7 million compared to $12.7 million for the six months ended December 31, 1999. The decrease was due primarily to the disposition of the natural gas services assets of BPEI.

     Dividend income for the six months ended December 31, 2000 was $1.7 million compared to $0.8 million for the six months ended December 31, 1999, an increase of $0.9 million. This increase is primarily due to dividends that were received from Lion Oil Company during the six months ended December 31, 2000 that were not received during the 1999 comparable period. Interest income for the six months ended December 31, 2000 was $1.3 million compared to $1.2 million for the six months ended December 31, 1999, an increase of $0.1 million, reflecting increased invested cash balances.

     Interest expense and other financing costs during the six months ended December 31, 2000 were $10.6 million compared to $25.0 million during the six months ended December 31, 1999, a decrease of $14.4 million, which was primarily due to a reduction in long term debt, using proceeds from the sale of BPEI and the sale of excess inventory. The Company revised its inventory strategy during the fourth quarter of 2000 and was able to reduce its inventory.

     Income tax expense was $1.2 million for the six months ended December 31, 2000, which represents an effective combined federal and state income tax rate of 38%. Income tax benefit was $28.0 million for the six months ended December 31, 1999, which was primarily attributable to an impairment charge on long lived assets.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $4.3 million and $4.3 million for the six months ended December 31, 2000 and 1999, respectively.

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

     The following summary reflects the Company's comparative EBITDA, adjusted EBITDA, and net cash flows for the three months and six months ended December 31, 2000 and 1999 (in thousands):

                                                                      Three Months                      Six Months
                                                                          Ended                           Ended
                                                                       December 31,                    December 31,
                                                                ------------------------        ------------------------
                                                                  2000            1999            2000            1999
                                                                --------        --------        --------        --------
     EBITDA (1)                                                 $ 13,206          (7,789)         23,022            (345)
     Adjusted EBITDA (2)                                        $ 15,559          (7,789)         29,903            (345)



     Net cash provided (used) by operating activities           $ (8,872)        159,521         (26,271)        235,132
     Net cash used by investing activities                      $   (962)        (30,248)         (5,175)        (45,901)
     Net cash provided (used) by financing activities           $ (2,693)        (96,781)          1,166        (167,143)


     (1) EBITDA is defined as total net operating margins less general and administrative expenses plus dividend income from petroleum related investments. The Company believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, the Company believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and direct operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.
     (2) Adjusted EBITDA is defined as EBITDA plus unrealized losses or less unrealized gains relating to mark to market accounting for the minimum inventory. The Company believes that alternative Adjusted EBITDA measurement is also useful in evaluating the performance of the Company because it eliminates the fluctuating impact on operating results from the continual revaluation of the Company's minimum inventory.

     The improvement in Adjusted EBITDA for the six months ended December 31, 2000 as compared to the 1999 six months is primarily due to a $33.5 million increase in operating margin in the Company's product supply group, a $3.0 million increase in operating performance in the terminaling/pipeline operations, a $4.4 million reduction in general and administrative expenses as a result of the Company's restructuring program, a $1.0 million increase in dividend income, and is offset by an $11.7 million reduction in margins due to the sale of BPEI.

     Net cash used by operating activities of $26.2 million for the six months ended December 31, 2000 was attributable primarily to decreases in the amount of inventory due under exchanges and an increase in assets from price risk management activities offset by a reduction in the Company's physical inventory, an increase in trade accounts payable and an increase in excise taxes payable. The net cash provided by operating activities of $235.1 million for the six months ended December 31, 1999 was attributable primarily to a reduction in the Company's physical inventory, an increase in the amount of inventory due under exchanges, an increase in excise taxes payable and a reduction of trade accounts receivable, offset by a reduction in trade accounts payable.

     Net cash used by investing activities was $5.2 million during the six months ended December 31, 2000 as compared to $45.9 million during the six months ended December 31, 1999, as the Company continued its growth through construction of new facilities and improvements to existing operating facilities.

     Net cash provided by financing activities for the six months ended December 31, 2000 of $1.2 million included $4.8 million from bank borrowings. Net cash used by financing activities for the six months ended December 31, 1999 of $167.1 million included repayment of long-term debt totaling $160.7 million as a result of the sale of BPEI and a reduction in the Company's physical inventory.

     In February 2000, the Company amended its bank credit facility led by Fleet National Bank (formerly BankBoston, N.A). The amended bank credit facility includes a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component has quarterly principal payments, which began in September 2000. Borrowings under the bank credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins subject to a Eurodollar Rate pricing option. The bank credit facility includes a $20 million same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate.

     At December 31, 2000, the Company had borrowings of $161.8 million outstanding under the bank credit facility. The average interest rate at December 31, 2000 was 10.1%.

     At December 31, 2000, the Company had outstanding under the Master Shelf Agreement, $25 million of 7.85% Senior Notes due April 17, 2003 and $25 million of 7.22% Senior Notes due October 17, 2004. The Master Shelf Agreement was amended in February 2000 in connection with the amendment of the bank credit facility.

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of December 31, 2000, the Company was in compliance with all such tests.

     At December 31, 2000, the Company had working capital of $148.1 million; availability under its bank credit facility of approximately $88.2 million for cash advances and letters of credit, plus an additional $18.7 million for letters of credit.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the TransMontaigne Annual Meeting of Stockholders held on November 14, 2000, the stockholders of TransMontaigne (a) elected eight directors; and (b) ratified the appointment of KPMG LLP as independent auditors for TransMontaigne for the fiscal year ending June 30, 2001.

The following persons were elected as directors:


                                 Votes For      Votes Against      Abstentions

Cortlandt S. Dietler            20,534,281          1,454,720                0
Donald H. Anderson              20,564,202          1,424,799                0
Peter B. Griffin                21,518,950            470,051                0
John A. Hill                    21,451,450            537,551                0
Bryan H. Lawrence               21,518,450            470,551                0
Harold R. Logan, Jr.            20,564,702          1,424,299                0
William E. Macaulay             21,384,202            604,799                0
Edwin H. Morgens                21,519,450            469,551                0


With respect to the ratification of the appointment of KPMG LLP as independent auditors for TransMontaigne for the fiscal year ending June 30, 2001, a total of 28,062,313 votes were cast in favor of the appointment, while 118,200 votes were cast against and 16,154 abstained. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     There are no exhibits.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 14, 2001          TRANSMONTAIGNE INC.
                                        (Registrant)



                                        /s/ DONALD H. ANDERSON
                                        ----------------------
                                        Donald H. Anderson
                                        President, Chief Executive and Chief
                                        Operating Officer



                                        /s/ RODNEY R. HILT
                                        -------------------
                                        Rodney R. Hilt
                                        Vice President, Controller and Chief
                                        Accounting Officer