Form 10-Q
period 2001-03-31
TRANSMONTAIGNE INC
filed 2001-05-15
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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


                                Yes [X]  No [ ]


As of April 30, 2001 there were 31,751,669 shares of the registrant's Common Stock outstanding.

                               TABLE OF CONTENTS

                        PART I.   FINANCIAL INFORMATION

                                                                                    Page No.
Item 1.   Financial Statements

          Consolidated Balance Sheets
          March 31, 2001 and June 30, 2000 (Unaudited)..............................     4

          Consolidated Statements of Operations
          Three Months and Nine Months Ended March 31, 2001 and 2000 (Unaudited)....     5

          Consolidated Statements of Stockholders' Equity
          Year Ended June 30, 2000 and Nine Months Ended
          March 31, 2001 (Unaudited)................................................     6

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 2001 and 2000 (Unaudited).....................     7

          Notes to Consolidated Financial Statements................................     8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............................    16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk................    28

                                 PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................................    29

          Signatures................................................................    30

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.   FINANCIAL STATEMENTS


     The consolidated financial statements of TransMontaigne Inc. ("the Company") are included herein beginning on the following page.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2001 and June 30, 2000 (Unaudited)
(In thousands)

                                                                                     March 31,      June 31,
Assets                                                                                 2001           2000
------                                                                              ---------     ---------
Current assets:
     Cash and cash equivalents                                                    $    14,842         53,938
     Trade accounts receivable, net                                                   114,043        117,739
     Inventories                                                                      185,049        240,867
     Assets from price risk management activities                                      36,432         16,038
     Prepaid expenses and other                                                         6,597          6,074
                                                                                  -----------       --------
                                                                                      356,963        434,656
                                                                                  -----------       --------
Property, plant and equipment:
     Land                                                                              15,778         15,885
     Plant and equipment                                                              351,087        345,052
     Accumulated depreciation                                                         (52,423)       (38,710)
                                                                                  -----------       --------
                                                                                      314,442        322,227
                                                                                  -----------       --------
Investments and other assets:
     Investments in petroleum related assets                                           47,723         46,152
     Deferred tax assets, net                                                          17,751         19,168
     Deferred debt issuance costs, net                                                  8,132         10,274
     Other assets, net                                                                  1,024          2,095
                                                                                  -----------       --------
                                                                                       74,630         77,689
                                                                                  -----------       --------
                                                                                  $   746,035        834,572
                                                                                  ===========       ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Trade accounts payable                                                       $    67,935        103,685
     Inventory due under exchange agreements                                           72,575        125,258
     Liabilities from price risk management activities                                 15,551         30,376
     Excise taxes payable                                                              41,517         27,582
     Other accrued liabilities                                                         10,380          8,577
     Current portion of long-term debt                                                  2,370          4,370
                                                                                  -----------       --------
                                                                                      210,328        299,848
                                                                                  -----------       --------
Long-term debt, less current portion                                                  202,849        202,625

Stockholders' equity:
     Series A Convertible Preferred stock, par value $1,000 per share, authorized 2,000,000 shares, issued and outstanding 172,454 shares at March 31, 2001, and 170,115 shares at
          June 30, 2000, liquidation preference of $172,454                           172,454        170,115
     Common stock, par value $.01 per share, authorized
          80,000,000 shares, issued and outstanding 31,735,969 shares at
          March 31, 2001 and 30,730,524 shares at June 30, 2000                           317            307
     Capital in excess of par value                                                   205,014        201,076
     Unearned compensation                                                             (2,877)        (1,465)
     Accumulated deficit                                                              (42,050)       (37,934)
                                                                                  -----------       --------
                                                                                      332,858        332,099
                                                                                  -----------       --------
                                                                                  $   746,035        834,572
                                                                                  ===========       ========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months and Nine Months Ended March 31, 2001 and 2000 (Unaudited) (In thousands, except per share amounts)

                                                                       Three Months Ended         Three Months Ended
                                                                            March 31,                   March 31,
                                                                    -------------------------   -------------------------
                                                                       2001          2000          2001          2000
                                                                    -----------   -----------   -----------   -----------
Revenues:                                                           $ 1,278,387     1,209,470     3,782,830     3,681,502

Costs and expenses:
     Product costs                                                    1,245,523     1,175,296     3,696,391     3,603,635
     Direct operating expenses                                            9,944         8,147        26,842        33,202
     Impairment of long lived assets                                          -             -             -        50,136
     Selling, general and administrative                                  9,102         8,730        24,496        28,487
     Depreciation and amortization                                        4,927         4,730        14,595        17,371
                                                                    -----------   -----------   -----------   -----------
                                                                      1,269,496     1,196,903     3,762,324     3,732,831
                                                                    -----------   -----------   -----------   -----------

           Operating income (loss)                                        8,891        12,567        20,506       (51,329)

Other income (expenses):
     Dividend income from and equity in earnings of petroleum
      related investments                                                   766           345         2,505         1,119
     Interest income                                                        262           514         1,537         1,696
     Interest expense                                                    (4,376)       (4,667)      (13,647)      (23,424)
     Other financing (cost) income                                         (175)         (224)          466          (714)
     Amortization of deferred debt issuance costs                        (1,941)         (872)       (3,891)       (6,663)
     Unrealized loss on interest rate swap                               (2,679)            -        (3,491)            -
     Gain (loss) on disposition of assets                                     -        (1,566)            8        15,021
                                                                    -----------   -----------   -----------   -----------
                                                                         (8,143)       (6,470)      (16,513)      (12,965)
                                                                    -----------   -----------   -----------   -----------

           Earnings (loss) before income taxes                              748         6,097         3,993       (64,294)

Income tax (expense) benefit                                               (284)       (2,442)       (1,517)       25,718
                                                                    -----------   -----------   -----------   -----------


           Net earnings (loss)                                              464         3,655         2,476       (38,576)

Preferred stock dividends                                                (2,339)       (2,126)       (6,592)       (6,379)
                                                                    -----------   -----------   -----------   -----------


           Net earnings (loss) attributable to
             common stockholders                                    $    (1,875)        1,529        (4,116)      (44,955)
                                                                    ===========   ===========   ===========   ===========


Weighted average common
     shares outstanding - basic and diluted
           Basic                                                         31,743        30,630        31,342        30,569
                                                                    ===========   ===========   ===========   ===========
           Diluted                                                       31,743        30,947        31,342        30,569
                                                                    ===========   ===========   ===========   ===========


Earnings (loss) per common share - basic and diluted
           Basic                                                    $     (0.06)         0.05         (0.13)        (1.47)
                                                                    ===========   ===========   ===========   ===========
           Diluted                                                  $     (0.06)         0.05         (0.13)        (1.47)
                                                                    ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Year Ended June 30, 2000 and Nine Months Ended March 31, 2001 (Unaudited) (In thousands)

                                                                 Capital in                       Retained earnings
                                          Preferred    Common     excess of       Unearned          (accumulated
                                            stock      stock      par value     compensation          deficit)           Total
                                        -----------    ------    ----------     ------------      -----------------     -------
Balance at June 30, 1999                $   170,115       305       197,123                -                  8,509     376,052

Common stock issued for
     options exercised                            -         -           136                -                      -         136
Tax expense from vesting of
     restricted stock                             -         -           (68)               -                      -         (68)
Unearned compensation related
     to restricted stock awards                   -         2         1,863           (1,865)                     -           -
Amortization of unearned
     compensation                                 -         -             -              400                      -         400
Compensation expense related to
     extension of exercise period
     of options                                   -         -         2,022                -                      -       2,022
Preferred stock dividends                         -         -             -                -                 (8,506)     (8,506)
Net loss                                          -         -             -                -                (37,937)    (37,937)
                                        -----------    ------    ----------     ------------      -----------------     -------
Balance at June 30, 2000                    170,115       307       201,076           (1,465)               (37,934)    332,099
                                        -----------    ------    ----------     ------------      -----------------     -------
Common stock issued for
     options and warrants exercised               -         5         1,600                -                      -       1,605
Unearned compensation related
     to restricted stock awards                   -         5         2,338           (2,343)                     -           -
Amortization of unearned
     compensation                                 -         -             -              931                      -         931
Preferred stock dividends                     2,339         -             -                -                 (6,592)     (4,253)
Net earnings                                      -         -             -                -                  2,476       2,476
                                        -----------    ------    ----------     ------------      -----------------     -------
Balance at March 31, 2001               $   172,454       317       205,014           (2,877)               (42,050)    332,858
                                        ===========    ======    ==========     ============      =================     =======

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2001 and 2000 (Unaudited)
(In thousands)

                                                                       Nine Months Ended
                                                                           March 31,
                                                             ------------------------------------------
                                                                    2001                    2000
                                                             -------------------     ------------------
Cash flows from operating activities:
 Net earnings (loss)                                         $             2,476                (38,576)
 Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
   Depreciation and amortization                                          14,595                 17,371
   Deferred tax expense (benefit)                                          1,417                (25,718)
   Gain on disposition of assets                                              (8)               (15,024)
   Impairment of long lived assets                                             -                 50,136
   Amortization of unearned compensation                                     931                    239
   Amortization of deferred debt issuance costs                            3,891                  6,663
   Changes in operating assets and liabilities,
    net of non-cash activities:
     Trade accounts receivable                                             3,696                 46,099
     Inventories                                                          55,818                185,312
     Prepaid expenses and other                                             (523)                (1,007)
     Trade accounts payable                                              (35,750)               (55,190)
     Assets and liabilities from price risk
      management activities                                              (35,219)                16,678
     Inventory due under exchange                                        (52,683)                47,687
      agreements
     Excise taxes payable and other
      accrued liabilities                                                 15,738                  1,513
                                                             -------------------     ------------------
       Net cash provided (used)
        by operating activities                                          (25,621)               236,183
                                                             -------------------     ------------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                               (7,986)               (52,894)
 Proceeds from sale of assets                                              1,184                137,325
 Decrease (increase) in investment and other assets, net                    (500)                   574
                                                             -------------------     ------------------
       Net cash provided (used)
        by investing activities                                           (7,302)                85,005
                                                             -------------------     ------------------
Cash flows from financing activities:
 Repayments of long-term debt, net                                        (1,776)              (290,680)
 Deferred debt issuance costs                                             (1,749)                (4,833)
 Common stock issued for cash                                              1,605                     92
 Preferred stock dividends paid                                           (4,253)                (6,379)
                                                             -------------------     ------------------
       Net cash used
         by financing activities                                          (6,173)              (301,800)
                                                             -------------------     ------------------


       Increase (decrease) in
         cash and cash equivalents                                       (39,096)                19,388

Cash and cash equivalents at beginning of period                          53,938                 13,927
                                                             -------------------     ------------------
Cash and cash equivalents at end of period                   $            14,842                 33,315
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

March 31, 2001 (Unaudited)


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

     Accounting for Price Risk Management

     In connection with its products supply, distribution and marketing commercial operations, the Company engages in price risk management activities. The Company's price risk management activities are energy-trading activities as defined by Emerging Issues Task Force Consensus 98-10 (EITF 98-10), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As such, the financial instruments utilized are marked to market in accordance with the guidance set forth in EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs, and are shown as "Assets and Liabilities from Price Risk Management Activities" in the Consolidated Balance Sheet. Unrealized gains and losses from newly originated contracts, contract restructurings and the impact of price movements are included in operating income. Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly initiated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

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

March 31, 2001 (Unaudited)


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

March 31, 2001 (Unaudited)



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

(3)  Acquisitions

     On May 31, 2000, the Company acquired from Chevron U.S.A. Inc. two petroleum products terminals located in Richmond and Montvale, Virginia for approximately $3.2 million cash. These facilities are interconnected to the Colonial pipeline system and include approximately 0.5 million barrels of tankage.

     The Company accounted for this acquisition using purchase method accounting as of the effective date of the transaction. Accordingly, the purchase price of the transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The cash used for this acquisition was funded by advances from the Company's bank credit facility.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2001 (Unaudited)

(4)  Inventories

     Inventories at March 31, 2001 and June 30, 2000 are as follows:

                                                                        March 31, 2001                   June 30, 2000
                                                                  -----------------------         -------------------------
                                                                       (in thousands)                   (in thousands)
     Refined petroleum products                                   $               112,474                           115,609
     Refined petroleum products due
       under exchange agreements, net                                              72,575                           125,258
                                                                  -----------------------         -------------------------
                                                                  $               185,049                           240,867
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

     The Company's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory, including line fill and tank bottoms, is required to be held for operating balances in the conduct of the Company's daily supply, distribution and marketing activities, and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties. As of March 31, 2001, this portion of the Company's inventory (the minimum inventory) was determined to be 2.0 million barrels. It is the Company's policy not to hedge the price risk associated with its minimum inventory. As a result, changes in the market value of the minimum inventory are marked to market and are reflected as an increase or decrease in the carrying value of the minimum inventory, with the corresponding unrealized gain or loss in operating income. The unrealized loss on minimum inventory was $1.9 million for the three months ended March 31, 2001 and $8.8 million for the nine months ended March 31, 2001 (none in 2000).

(5)  Property, Plant and Equipment

     Property, plant and equipment at March 31, 2001 and June 30, 2000 is as follows:

                                                           March 31, 2001                June 30, 2000
                                                     ------------------------     ------------------------
                                                           (in thousands)               (in thousands)
     Land                                            $                 15,778                       15,885
     Pipelines, rights of way
       and equipment                                                   36,859                       36,369
     Terminals and equipment                                          297,887                      291,896
     Other plant and equipment                                         16,341                       16,787
                                                     ------------------------     ------------------------
                                                                      366,865                      360,937
     Less accumulated depreciation                                    (52,423)                     (38,710)
                                                     ------------------------     ------------------------

                                                     $                314,442                      322,227
                                                     ========================     ========================

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2001 (Unaudited)


(6)  Investments in Petroleum related Assets

     The Company, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company ("Lion"). At March 31, 2001 and June 30, 2000, the Company's investment in Lion, carried at cost, was approximately $10.1 million. The Company recorded dividend income of approximately $0.7 million from Lion during the nine months ended March 31, 2001 and none during the nine months ended March 31, 2000.

     The Company, through its wholly owned subsidiary, TransMontaigne Pipeline Inc., owns 20.38% of the common stock of West Shore Pipeline Company ("West Shore") at March 31, 2001. Although the Company owns 20.38%, it does not maintain effective management control and therefore carries its $35.9 million investment at cost. The Company recorded dividend income from West Shore of approximately $1.7 million during the nine months ended March 31, 2001 and $1.1 million during the nine months ended March 31, 2000.

     In August 2000, the Company converted its notes receivable and accrued interest from ST Oil Company into an equity ownership position. At March 31, 2001, the Company's investment in ST Oil Company was approximately $1.7 million, representing a 30.02% equity ownership in ST Oil Company. There was $0.1 million in equity income recorded during the nine months ended March 31, 2001 and none during the nine months ended March 31, 2000.

(7)  Long-term Debt

     Long-term debt at March 31, 2001 and June 30, 2000 is as follows:

                                               March 31, 2001                June 30, 2000
                                         ------------------------     ------------------------
                                               (in thousands)               (in thousands)
     Bank Credit Facility                $                155,219                      155,000
     Senior promissory notes                               50,000                       50,000
     12  3/4% senior subordinated
       debentures, net of discount                              -                        1,995
                                         ------------------------     ------------------------
                                                          205,219                      206,995
     Less current maturity                                  2,370                        4,370
                                         ------------------------     ------------------------
                                         $                202,849                      202,625
                                         ========================     ========================

     At March 31, 2001, the Company's bank credit facility consisted of a $395 million credit facility that included a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component has quarterly principal payments, which began in September 2000. Borrowings under this credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins, subject to a Eurodollar Rate pricing option at the Company's election. The average interest rate under the bank credit facility was 8.4% and 9.8% at March 31, 2001 and June 30, 2000, respectively. Effective March 30, 2001, the bank credit facility was amended to adjust certain covenants and reduce the $300 million revolving component to $240 million on July 1, 2001. As a result of the amendment, $1.0 million of deferred debt issuance costs were expensed in the three months ended March 31, 2001, and $0.7 million in deferred debt issuance costs were recorded related to the amendment.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2001 (Unaudited)


(7)  Long-term Debt (continued)

     In August 1999, the Company entered into two "periodic knock-out" swap agreements with money center banks to offset the exposure of an increase in interest rates. Each swap was for a notional value of $150 million and contained an expiration date of August 2003. The swaps contained a knockout level at 6.75%, and they had a fixed interest rate of 5.48%. Prior to June 30, 2000, proceeds from the swap agreements were recorded as a reduction in interest expense. Effective July 1, 2000, the estimated fair value of the remaining interest rate swap was recorded as an asset/liability with a corresponding debit/credit to other financing (cost) income upon the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as the swaps were not designated as a hedge as of that date. In August 2000, the Company terminated one of the swap agreements, which did not have a material impact upon the financial statements. As of March 31, 2001, the fair value of the remaining swap agreement is a liability of $3.0 million, which is recorded in other liabilities on the balance sheet. For the nine months ended March 31, 2001, the Company recorded an unrealized loss on the interest rate swap of $3.5 million.

     In April 1997, the Company entered into a Master Shelf Agreement with an institutional lender. On April 17, 1997 and December 16, 1997, the Company sold $50 million of 7.85% and $25 million of 7.22% Senior Notes due April 17, 2003 and October 17, 2004, respectively. On January 20, 2000, the Company paid down $25 million of the $50 million of 7.85% senior notes with a portion of the proceeds from the sale of BPEI.

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of March 31, 2001, the Company was in compliance with all such tests contained in the amended agreements.

     As of March 31, 2001, the Company had redeemed all of the originally issued $4 million of 12.75% senior subordinated debentures that were guaranteed by certain subsidiaries. This debt was redeemed through the lender's exercise of common stock warrants and cash. The first payment was made on December 15, 1999 for $2.0 million in cash and the final $2.0 million was redeemed on December 15, 2000 for $1.1 million in cash and $0.9 million in warrants exercised.

     Cash payments for interest were approximately $14.5 million and $22.9 million for the nine months ended March 31, 2001 and 2000, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2001 (Unaudited)



(8)  Stockholders' Equity

     On March 25, 1999 and March 30, 1999, the Company closed a private placement of $170.1 million of $1,000 Series A Convertible Preferred Stock Units (the "Units"). Each Unit consists of one share of 5% convertible preferred stock (the "Preferred Stock"), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividends are payable in either cash or additional preferred shares. If the dividends are paid-in-kind with additional preferred shares, the number of additional preferred shares issued in lieu of a cash payment is determined by multiplying the cash dividend that would have been paid by 110%. These new shares are used in calculating all future dividends. During the three month period ended March 31, 2001, the Company elected to pay-in-kind the preferred dividend, resulting in a non-cash dividend expense of $2.3 million for the quarter. For the nine month period ended March 31, 2001, the cash dividend payment was $4.3 million and non-cash payment was $2.3 million. For the nine month period ended March 31, 2000, the cash dividend payment was $6.4 million and the non-cash payment was $0.0. The Company may redeem all, but not less than all, of the then outstanding shares of the Preferred Stock on December 31, 2003 at the liquidation value of $1,000 per share plus any accrued but unpaid dividends thereon through the redemption date (the "Mandatory Redemption Price"). The Mandatory Redemption Price shall be paid, at the Company's election, in cash or shares of common stock, or any combination thereof, subject to limitations on the total number of common shares permitted to be used in the exchange, and issued to any shareholder. For purposes of calculating the number of shares of common stock to be received, each such share of common stock shall be valued at 90 percent of the average market price for the common stock for the 20 consecutive business days prior to the redemption date. If the Preferred Stock remains outstanding after December 31, 2003, the dividend rate will increase to an annual rate of 16%. The Preferred Stock is convertible any time and may be called for redemption by the Company after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call. Proceeds were used to reduce bank debt incurred in connection with acquisitions and for general corporate purposes.

(9)  Restricted Stock

     The Company has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the nine months ended March 31, 2001, the Company's Board of Directors awarded 505,180 shares of restricted stock. Of the amount issued, 261,280 shares were issued to employees in exchange for the cancellation of 1,681,300 stock options with exercise prices ranging from $11.00 to $17.25 per share that had been issued to the employees in prior years. Amortization of unearned compensation of approximately $0.9 million is included in selling, general and administrative expense for the nine months ended March 31, 2001 and $0.2 million is included in the selling, general and administrative expense for the nine months ended March 31, 2000.

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


Commercial Operations

Product Supply, Distribution and Marketing

     Through its wholly owned subsidiary, TransMontaigne Product Services Inc. ("TPSI"), the Company provides product services, consisting of the bulk purchase and sale of refined petroleum products, the wholesale marketing of products at terminal truck loading rack locations, sales of refined products to regional and national industrial end-users, restructuring of existing long-term contracts, and the management of the Company's commodity portfolio. In addition, TPSI provides risk management products and services to gasoline and distillate customers that minimize the risk associated with movements in prices and location-based price differentials. TPSI's risk management products and services are designed to provide stability to customers in markets impacted by commodity price volatility. TPSI provides these services to customers for periods as short as one month to terms that will span several years. The type and length of contracts provided by TPSI will vary based upon market conditions, customer desires and the risk profile desired by the individual customer. As a result of these variables, these types of contracts are not predictable and can cause earnings to fluctuate from one period to the next.

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

Natural Gas Services

     The Company divested its wholly owned subsidiary, Bear Paw Energy Inc., effective December 31, 1999.

PAGE>

Selected financial data for the Company's operations and resulting earnings (loss) before taxes summarized below (in thousands):


                                                                         Three Months                Nine Months
                                                                           Ended                        Ended
                                                                          March 31,                   March 31,
                                                                 --------------------------   ---------------------------
                                                                    2001            2000        2001             2000
                                                                 --------      ------------   ---------      ------------
Net operating margins (1):
     Product Supply, Distribution and Marketing:
         Sales, exchanges and product arbitrage                  $ 14,640            17,682      33,815            13,696
         Realized losses related to minimum inventory                   -            (2,429)          -           (12,855)
         Unrealized losses related to mark to market
          accounting for the minimum inventory                     (1,940)                -      (8,821)                -
                                                                  --------      ------------   ---------      ------------

                                                                   12,700            15,253      24,994               841

     Terminals                                                      9,414             9,260      30,545            26,402
     Pipelines                                                        806             1,514       4,058             5,734
     Natural Gas Services (2)                                           -                 -           -            11,688
                                                                 --------      ------------   ---------      ------------

          Total net operating margins                              22,920            26,027      59,597            44,665

Impairment of long lived assets                                         -                 -           -            50,136
Selling, general and administrative expenses                        9,102             8,730      24,496            28,487
Depreciation and amortization expenses                              4,927             4,730      14,595            17,371
                                                                 --------      ------------   ---------      ------------

          Operating income (loss)                                   8,891            12,567      20,506           (51,329)

Dividend income from and equity in earnings of petroleum
 related investments                                                  766               345       2,505             1,119
Interest income                                                       262               514       1,537             1,696
Interest expense and other financing cost                          (4,551)           (4,891)    (13,181)          (24,138)
Amortization of deferred debt issuance cost                        (1,941)             (872)     (3,891)           (6,663)
Unrealized loss on interest rate swap                              (2,679)                -      (3,491)                -
Gain (loss) on disposition of assets                                    -            (1,566)          8            15,021
                                                                 --------      ------------   ---------      ------------
          Earnings (loss) before income taxes                    $    748             6,097       3,993           (64,294)
                                                                 ========      ============   =========      ============


(1) Net operating margins represent revenues less product costs and direct operating expenses.
(2) The Company's natural gas services operations were divested as of December 31, 1999.

Selected volumetric and per unit margin data:

                                                                          Three Months                Nine Months
                                                                            Ended                       Ended
                                                                          March 31,                   March 31,
                                                                 ---------------------------  --------------------------
                                                                     2001            2000        2001            2000
                                                                 ---------     -------------  ---------     ------------
Terminal volumes - bbls/day                                        610,929           561,654    610,634          615,096
     Terminals net operating margin per barrel                   $   0.171             0.181      0.183            0.156

Pipeline volumes - bbls/day                                         74,487            70,306     73,492           87,837
     Pipelines net operating margin per barrel                  $    0.120             0.237      0.202            0.237


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2000

     The Company reported net earnings of $0.5 million and $3.7 million for the three months ended March 31, 2001 and 2000, respectively. After preferred stock dividends, the net loss attributable to common stockholders was $1.9 million for the three months ended March 31, 2001, compared to net earnings of $1.5 million for the three months ended March 31, 2000. Loss per common share for the three months ended March 31, 2001 was $0.06 basic and diluted based on 31.7 million weighted average basic and diluted shares outstanding compared to earnings of $0.05 basic and diluted for the three months ended March 31, 2000.

Product Supply, Distribution and Marketing

     TPSI's Product Supply, Distribution and Marketing margins are classified into two main components: (a) minimum inventory management and (b) sales, exchanges and arbitrage.

     Minimum inventory management: During the fourth quarter of fiscal 2000, the Company embarked upon a thorough review of its inventory management strategies. As a result, the Company lowered its required minimum inventory level from over
3.8 million barrels to the current level of 2.0 million barrels. The Company also changed its strategy regarding the risk management associated with this minimum inventory. Prior to the fourth quarter of fiscal 2000, the Company was hedging the minimum inventory in the futures market and then rolling the hedging contracts from month to month in a backwardated market (i.e., nearby futures prices were higher than succeeding periods). In connection with its new risk management strategy, the Company removed the hedging contracts on its minimum inventory, thereby eliminating any future cash costs associated with rolling forward the hedging contracts in a backwardated market. During last year's comparable quarter, the Company incurred $2.4 million of losses related to the rolling of the minimum inventory hedges. As a result of removing the hedging contracts, the valuation of the minimum inventories started floating with the market and any increase or decrease in valuation was marked to market on a daily basis with the resulting unrealized gains and losses recognized in operating income. For the current quarter, the $1.9 million unrealized loss on inventory was a non-cash charge that was due to a reduction in the commodity value of the Company's minimum inventory.

     Sales, exchanges and arbitrage: The net operating margin from sales, exchanges and arbitrage decreased by $3.0 million in the third quarter 2001 as compared to the same period in 2000. The market has remained in a backwardated position since last year; however, market volatility has created opportunities to exploit price differentials between various geographic locations. These opportunities are the result of supply disruptions in the gasoline and distillate market, concerns regarding the availability of distillate for the Northeastern portion of the United States, and increased demand for refined products. As a result of these market opportunities, TPSI was able to generate basis arbitrage margins during the quarter ended March 31, 2001, and the quarter ended March 31, 2000. The ability to generate these arbitrage margins was greater and lasted for a longer period during the prior year quarter, which resulted in the margin difference between the two comparable quarters.

Terminals

     The net operating margin from terminal operations for the three months ended March 31, 2001 was $9.4 million compared to $9.3 million for the three months ended March 31, 2000, an increase of $0.1 million. The increase in net operating margin resulted from an approximately $1.4 million increase in revenues and an increase of approximately $1.3 million in operating costs. Approximately 30% of the revenue increase was attributable to the Company's new Baton Rouge dock facility which was placed in service in May 2000, with the remaining increase coming from new tank rental agreements at several of the Company's terminals. The increase in operating costs was attributable to higher variable costs like power and supplies due to increased electricity and transport costs. Additionally, the increased throughput at the Company's terminal facilities increased the amount of variable operating costs.

Pipelines

     The net operating margin from pipeline operations for the three months ended March 31, 2001 was $0.8 million compared to $1.5 million for the three months ended March 31, 2000, a decrease of $0.7 million. The decrease in net operating margin resulted from an approximately $0.1 million reduction in pipeline revenues and an increase of approximately $0.8 million in operating costs. The increased operating costs resulted from increased variable costs like power to run the pumps along the Norco pipeline system. Additionally, the Company incurred incremental costs for ongoing remediation work along the Company's pipeline systems.

Corporate and Other

     Selling, general and administrative expenses for the three months ended March 31, 2001 were $9.1 million compared to $8.7 million for the three months ended March 31, 2000. Compensation expense decreased by $0.4 million during the current quarter reflecting the elimination of $1.1 million in corporate staff positions in the current period offset by the effect of $0.7 million of increase in other employee costs during the quarter. The Company had an increase in non-employee insurance costs of $0.3 million, an increase of $0.4 million in professional services and an increase of $0.1 million in computer and communication costs in the current quarter.

     Depreciation and amortization expense for the three months ended March 31, 2001 was $4.9 million compared to $4.7 million for the three months ended
March 31, 2000.

     Dividend income from and equity in earnings from petroleum related investments for the three months ended March 31, 2001 was $0.8 million compared to $0.3 million for the three months ended March 31, 2000, an increase of $0.5 million resulting primarily from a one-time special dividend received from West Shore Pipeline Company for a land sale.

     Interest income for the three months ended March 31, 2001 was $0.3 million compared to $0.5 million for the three months ended March 31, 2000, a decrease of $0.2 million, reflecting decreased invested cash balances.

     Interest expense, other financing cost and amortization of deferred debt issuance costs during the three months ended March 31, 2001 were $6.5 million compared to $5.8 million during the three months ended March 31, 2000, an increase of $0.7 million, which was primarily due to reductions in the effective borrowing rate under the Company's revolving credit facility offset by increased amortization of deferred financing costs associated with amending the Company's revolving credit facility.

     Income tax expense was $0.3 million for the three months ended March 31, 2001, which represents an effective combined federal and state income tax rate of 38%. Income tax expense was $2.4 million for the three months ended
March 31, 2000.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $2.3 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively. The increase in the current quarter was as a result of the Company electing to pay-in-kind the preferred dividends for the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO
NINE MONTHS ENDED MARCH 31, 2000

     The Company reported net earnings of $2.5 million for the nine months ended March 31, 2001, compared to a net loss of $38.6 million for the nine months ended March 31, 2000. After preferred stock dividends, the net loss attributable to common stockholders was $4.1 million and $45.0 million for the nine months ended March 31, 2001 and 2000, respectively. Loss per common share for the nine months ended March 31, 2001 was $0.13 basic and diluted based on
31.3 million weighted average basic and diluted shares outstanding compared to a loss of $1.47 basic and diluted for the nine months ended March 31, 2000.

Product Supply, Distribution and Marketing

     TPSI's Product Supply, Distribution and Marketing margins are classified into two main components: (a) minimum inventory management and (b) sales, exchanges and arbitrage.

     Minimum inventory management: During the fourth fiscal quarter of 2000, the Company embarked upon a thorough review of its inventory management strategies. As a result, the Company lowered its required minimum inventory level from over
3.8 million barrels to the current level of 2.0 million barrels. The Company also changed its strategy regarding the risk management associated with this minimum inventory. Prior to the fourth quarter of fiscal 2000, the Company was hedging the minimum inventory in the futures market and then rolling the hedging contracts from month to month in a backwardated market. In connection with its new risk management strategy, the Company removed the hedging contracts on its minimum inventory, thereby eliminating any future cash costs associated with rolling forward the hedging contracts in a backwardated market. During last year's comparable nine month period, the Company incurred $12.9 million of losses related to the rolling of the minimum inventory hedges. As a result of removing the hedging contracts, the valuation of the minimum inventories started floating with the market and any increase or decrease in valuation was marked to market on a daily basis with the resulting unrealized gains and losses recognized in operating income. For the current nine month period, the $8.8 million unrealized loss on inventory was a non-cash charge that was due to a reduction in the commodity value of the Company's minimum inventory.

     Sales, exchanges and arbitrage: The net operating margin from sales, exchanges and arbitrage increased by $20.1 million during the current nine month period ending March 31, 2001, as compared to the same period in 2000. TPSI began the prior year comparable nine month period with over 10.0 million barrels of discretionary inventory (inventory in excess of minimum inventory). During the period from July 1, 1999 through September 30, 1999, the Company hedged this discretionary inventory in a carry market. During this same period, the Company elected to start liquidating this discretionary inventory. The impact of these two items allowed the Company to recognize over $6.0 million in margins. However, as the products market switched into a backwardated position, the hedging of discretionary inventory combined with the losses on other forward positions, resulted in an approximate $8.0 million loss during the second quarter of the prior period. The market has remained in a backwardated position since last year; however, market volatility has created arbitrage and term industrial market opportunities during the current nine month period ended
March 31, 2001. These opportunities are the result of supply disruptions in the gasoline and distillate market, concerns regarding the availability of distillate for the Northeastern portion of the United States, and increased demand for refined products. As a result of these market opportunities, TPSI was able to generate basis arbitrage margins during the nine month period ended March 31, 2001. In addition TPSI initiated and restructured existing term contracts with its commercial and industrial end use customers generating incremental margins from these transactions during the current nine month period ending March 31, 2001.

Terminals

     The net operating margin from terminal operations for the nine months ended March 31, 2001 was $30.5 million compared to $26.4 million for the nine months ended March 31, 2000, an increase of $4.1 million. The increase in net operating margin resulted from an approximately $3.6 million increase in revenues and a decrease of approximately $0.5 million in operating costs. Approximately 50% of the revenue increase was attributable to the Company's new Baton Rouge dock facility which was placed in service in May 2000, with the remaining increase coming from new tank rental agreements at several of the Company's terminals. On a per barrel basis, the Company is enjoying higher net margins due to these reduced operating costs. A portion of the volume reduction through the terminals is attributable to the fact that the products market entered into a backwardated position during the quarter ended December 31, 1999 and has maintained that position throughout the current year. As a result, the Company has experienced a reduction in the amount of tank space leased to customers that in prior periods were dedicated to capturing the carry market for refined products from one quarter to the next.

Pipelines

     The net operating margin from pipeline operations for the nine months ended March 31, 2001 was $4.1 million compared to $5.7 million for the nine months ended March 31, 2000, a decrease of $1.6 million. The decrease in net operating margin resulted from an approximately $0.9 million reduction in pipeline revenues and an increase of approximately $0.7 million in operating costs. The majority of the revenue reduction was attributable to lower volumes being shipped through the Company's NORCO Pipeline during the current nine month period. This reduction resulted from fewer barrels being moved through the Company's NORCO Pipeline around the Chicago hub area, which was attributable to changes in Chicago area refinery demands and throughputs. These barrels generate low margins for the Company due to the short transport distances. The increase in operating costs were the result of higher environmental remediation costs associated with operating the Company's Cetex crude oil system and Norco pipeline system, during the current nine month period as well as increased utility related costs due to higher electric and transport fuel costs.

Natural Gas Services

     The Company's natural gas services operation owned and operated by BPEI was divested effective December 31, 1999.

Corporate and Other

     Selling, general and administrative expenses for the nine months ended March 31, 2001 were $24.5 million compared to $28.5 million for the nine months ended March 31, 2000. Compensation expense decreased by $2.6 million during the current nine month period reflecting the elimination of $3.0 million in corporate staff positions in the current period offset by the effect of $0.4 million of increases in other employee related costs. In addition, the Company significantly lowered travel costs during the current nine month period by approximately $0.8 million and had reductions in professional services, communications, and other corporate items, which resulted in additional expense reductions of approximately $0.6 million during the current period.

     Depreciation and amortization expense for the nine months ended March 31, 2001 was $14.6 million compared to $17.4 million for the nine months ended
March 31, 2000. The decrease was due primarily to the disposition of the natural gas services assets of BPEI.

     Dividend income from and equity in earnings from petroleum related investments for the nine months ended March 31, 2001 was $2.5 million compared to $1.1 million for the nine months ended March 31, 2000, an increase of $1.4 million. This increase is primarily due to dividends that were received from Lion Oil Company during the nine months ended March 31, 2001 that were not received during the 2000 comparable period and a special one-time dividend from West Shore Pipeline Company for a land sale.

     Interest income for the nine months ended March 31, 2001 was $1.5 million compared to $1.7 million for the nine months ended March 31, 2000, a decrease of $0.2 million, reflecting decreased invested cash balances.

     Interest expense, other financing cost and amortization of deferred debt issuance costs during the nine months ended March 31, 2001 were $17.1 million compared to $30.8 million during the nine months ended March 31, 2000, a decrease of $13.7 million, which was primarily due to a reduction in long term debt, using proceeds from the sale of BPEI and the sale of excess inventory.
The Company revised its inventory strategy during the fourth quarter of 2000 and was able to reduce its inventory. The decrease is also a result of the reduction in the Company's effective borrowing rate under its revolving credit facility due to the reduction in the libor rates during the current period.

     Income tax expense was $1.5 million for the nine months ended March 31, 2001, which represents an effective combined federal and state income tax rate of 38%. Income tax benefit was $25.7 million for the nine months ended March 31, 2000, which was primarily attributable to an impairment charge on long lived assets and the higher interest expenses incurred by the Company during the prior nine month period.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $6.6 million and $6.4 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in the current nine months was as a result of the Company electing to pay-in-kind the preferred dividends for the quarter ended March 31, 2001.

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

     The following summary reflects the Company's comparative EBITDA, adjusted EBITDA, and net cash flows for the three months and nine months ended March 31, 2001 and 2000 (in thousands):

                                                                        Three Months                       Nine Months
                                                                           Ended                              Ended
                                                                          March 31,                          March 31,
                                                              -------------------------------     ------------------------------
                                                                   2001              2000            2001               2000
                                                              -------------     -------------     -----------     --------------
EBITDA (1)                                                  $        14,584            17,642          37,606             17,297
Adjusted EBITDA (2)                                         $        16,524            17,642          46,427             17,297

Net cash provided (used) by operating activities            $          (350)            1,051         (25,621)           236,183
Net cash provided (used) by investing activities            $        (2,129)          130,906          (7,302)            85,005
Net cash used by financing activities                       $        (7,339)         (134,657)         (6,173)          (301,800)

(1) EBITDA is defined as total net operating margins less selling, general and administrative expenses plus dividend income from petroleum related investments. The Company believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, the Company believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and direct operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.
(2) Adjusted EBITDA is defined as EBITDA plus unrealized losses or less unrealized gains relating to mark to market accounting for the minimum inventory. The Company believes that Adjusted EBITDA is also useful in evaluating the performance of the Company because it eliminates the fluctuating impact on operating results from the continual revaluation of the Company's minimum inventory.

     The improvement in Adjusted EBITDA for the nine months ended March 31, 2001 as compared to the 2000 nine month period, is primarily due to a $32.9 million increase in operating margin in the Company's product supply group, a $2.5 million increase in operating performance in the terminaling/pipeline operations, a $4.0 million reduction in selling, general and administrative expenses as a result of the Company's restructuring program, a $1.4 million increase in dividend income, and is offset by an $11.7 million reduction in margins due to the sale of BPEI.

     Net cash used by operating activities of $25.6 million for the nine months ended March 31, 2001 was attributable primarily to decreases in the amount of inventory due under exchanges and an increase in assets from price risk management activities, offset by a reduction in the Company's physical inventory, an increase in trade accounts payable and an increase in excise taxes payable. The net cash provided by operating activities of $236.2 million for the nine months ended March 31, 2000 was attributable primarily to a reduction in the Company's physical inventory, an increase in the amount of inventory due under exchanges, an increase in excise taxes payable and a reduction of trade accounts receivable, offset by a reduction in trade accounts payable.

     Net cash used by investing activities was $7.3 million during the nine months ended March 31, 2001 as compared to $85.0 million provided by investing activities during the nine months ended March 31, 2000, as the Company continued its growth through construction of new facilities and improvements to existing operating facilities, while the prior nine month period included the proceeds from the sale of the BPEI assets, offset by asset acquisitions.

     Net cash used by financing activities for the nine months ended March 31, 2001 of $6.2 million included $1.8 million of bank repayments. Net cash used by financing activities for the nine months ended March 31, 2000 of $301.8 million included repayment of long-term debt totaling $290.7 million as a result of the sale of BPEI and a reduction in the Company's inventory.

     In February 2000, the Company amended its bank credit facility led by Fleet National Bank (formerly BankBoston, N.A). The amended bank credit facility includes a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component has quarterly principal payments, which began in September 2000. Borrowings under the bank credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate plus margins subject to a Eurodollar Rate pricing option. The bank credit facility includes a $20 million same day revolving swing line under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. In March 2001, the bank credit facility was amended to adjust certain covenants and reduce the $300 million revolving component to $240 million on July 1, 2001.
The reduction in the credit facility was due to the fact that the Company was not utilizing this portion of the revolver but was paying commitment fees on this underutilized capacity.

     At March 31, 2001, the Company had borrowings of $155.2 million outstanding under the bank credit facility. The average interest rate at March 31, 2001 was 8.4%.

     At March 31, 2001, the Company had outstanding under the Master Shelf Agreement, $25 million of 7.85% Senior Notes due April 17, 2003 and $25 million of 7.22% Senior Notes due October 17, 2004. The Master Shelf Agreement was amended in February 2000 and in March 2001 in connection with the amendment of the bank credit facility.

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of March 31, 2001, the Company was in compliance with all such tests.

     At March 31, 2001, the Company had working capital of $146.6 million and availability under its bank credit facility of approximately $63.8 million.

     Capital expenditures anticipated for the year ending June 30, 2001 are estimated to be $10 million for terminal and pipeline facilities, and assets to support these facilities, and could exceed that amount if additional facilities enhancement projects and possible acquisitions being considered by the Company materialize. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which the Company identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services the Company provides; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


         10.1 Amendment No. 1, dated as of July 31, 2000, to the Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and Fleet National Bank (formerly known as BankBoston, N.A.,) as Agent, dated as of February 11, 2000. FILED HEREWITH.
         10.2 Amendment No. 2, dated as of March 30, 2001, to the Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and Fleet National Bank (formerly known as BankBoston, N.A.,) as Agent, dated as of February 11, 2000. FILED HEREWITH.
         10.3 Letter Amendment No. 1, dated as of July 31, 2000, to the Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and U.S. Private Placement Fund dated as of February 14, 2000. FILED HEREWITH.
         10.4 Letter Amendment No. 2, dated as of March 30, 2001, to the Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and U.S. Private Placement Fund dated as of February 14, 2000. FILED HEREWITH.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 15, 2001        TRANSMONTAIGNE INC.
                                    (Registrant)



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