Form 10-Q/A
period 2001-03-31
TRANSMONTAIGNE INC
filed 2001-05-17
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                  FORM 10-Q/A


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

        This 10-Q/A is filed to correct a printing error to the second column heading of the Consolidated Balance Sheets to read "June 30, 2000" in lieu of "June 31, 2000", and to correct a printing error to the second column of the Consolidated Statements of Operations to read "Nine Months Ended March 31" in lieu of "Three Months Ended March 31". Except as amended by these corrections, no other corrections are presented in the Consolidated Balance Sheets, the Consolidated Statements of Operations, or any other information presented in the quarterly report filed on Form 10-Q on May 15, 2001 for the quarter ended March 31, 2001.




                               TABLE OF CONTENTS

                        PART I.   FINANCIAL INFORMATION

                                                                                    Page No.
Item 1.   Financial Statements

          Consolidated Balance Sheets
          March 31, 2001 and June 30, 2000 (Unaudited)..............................     4

          Consolidated Statements of Operations
          Three Months and Nine Months Ended March 31, 2001 and 2000 (Unaudited)....     5

          Consolidated Statements of Stockholders' Equity
          Year Ended June 30, 2000 and Nine Months Ended
          March 31, 2001 (Unaudited)................................................     6

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 2001 and 2000 (Unaudited).....................     7

          Notes to Consolidated Financial Statements................................     8

                                 PART II.  OTHER INFORMATION

          Signatures................................................................    16

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.   FINANCIAL STATEMENTS


     The consolidated financial statements of TransMontaigne Inc. ("the Company") are included herein beginning on the following page.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2001 and June 30, 2000 (Unaudited)
(In thousands)

                                                                                     March 31,      June 30,
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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months and Nine Months Ended March 31, 2001 and 2000 (Unaudited) (In thousands, except per share amounts)

                                                                       Three Months Ended          Nine Months Ended
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


Dated:  May 17, 2001        TRANSMONTAIGNE INC.
                                    (Registrant)



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