Form 10-K405
period 2001-06-30
TRANSMONTAIGNE INC
filed 2001-09-26
CIK 755199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2001
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to ___________

Commission File Number 001-11763

TRANSMONTAIGNE INC.

Delaware	06-1052062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2750 Republic Plaza, 370 Seventeenth Street Denver, Colorado 80202 (Address, including zip code, of principal executive offices) (303) 626-8200 (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock; $.01 par value	American Stock Exchange

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $109,955,000. The aggregate market value was computed by reference to the last sale price of the Registrant's Common Stock on the American Stock Exchange on August 31, 2001.

The number of shares of the registrant's Common Stock outstanding on August 31, 2001 was 31,810,169.

PART I

ITEM 1.         BUSINESS

General

        TransMontaigne Inc., a Delaware corporation, ("TransMontaigne" or the "Company") provides a broad range of integrated supply, distribution, marketing, terminaling, storage and transportation services to refiners, distributors, marketers and industrial end-users of petroleum refined products (e.g., gasoline, heating oil, etc.), chemicals, crude oil and other bulk liquids ("Products") in the midstream sector of the petroleum and chemical industries. The Company is a holding company that conducts the majority of its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Northeast regions of the United States.

        The Company's commercial operations are divided into two main areas: Products supply, distribution and marketing, and terminals and pipelines. The Company, through a wholly-owned subsidiary, historically provided selected natural gas services including the gathering, processing, fractionating and marketing of natural gas liquids ("NGL") and natural gas. This subsidiary was divested as of December 31, 1999.

        The Company is seeking growth opportunities in both its terminal and pipeline operations and its Product supply, distribution, and marketing operations. The Company expects to grow by acquiring strategically located assets, as well as other value-added business opportunities that are expected to contribute additional cash flow and enhance net earnings. Growth by acquisition is expected to be complemented by construction of new projects and expansion of existing facilities in specific locations which are intended to develop and increase the Company's present operating capabilities and business presence in the markets served. Growth in this manner will allow the Company to leverage its current operating and marketing infrastructure thereby maximizing the asset base owned by the Company. The Company is also seeking to expand the spectrum of energy commodities that it handles and markets to leverage the capabilities and capacity of its Products supply, distribution and marketing operations. Additional acquisitions may be funded with borrowings under existing credit facilities, the issuance of debt in the capital markets, the sale of additional stock and cash flow from operations.

Commercial Operations

Product Supply, Distribution and Marketing

        Through its wholly-owned subsidiary, TransMontaigne Product Services Inc. ("TPSI"), the Company provides Product services, consisting of the bulk purchase and sale of Products, the wholesale marketing of Products at terminal truck loading rack locations, and sales of Products to regional and national industrial end-users. In addition, TPSI provides risk management products and services to gasoline and distillate customers that minimize the customer's exposure to both commodity price movements and location-based differentials. TPSI provides these services to customers for periods as short as one month to terms that will span several years. The type and length of contracts provided by TPSI will vary based upon market conditions, customer desires and the risk profile desired by the individual customer. These risk-managing contracts are not entered into on a ratable basis and can cause earnings to fluctuate from one period to the next.

Product Supply, Distribution and Marketing (continued)

        TPSI's margins are generated from bulk sales and exchanges of Products with major and large independent energy companies; wholesale distribution and sales of Products to jobbers and retailers; distribution and sales of Products to regional and national industrial end-user; wholesale storage and marketing contracts of Products; and tailored short and long-term fuel and risk management logistical services arrangements to wholesale, retail and industrial end-users. Product storage and forward sales transactions enable TPSI to purchase Products inventory; utilize proprietary and leased tankage, as well as line space controlled by TPSI in major common carrier pipelines; arbitrage location product prices differentials and transportation costs; store inventory; and, depending upon market conditions, lock in margins through sales in the future cash market or by using New York Mercantile Exchange ("NYMEX") contracts. Wholesale distribution of Products is conducted from proprietary and non-proprietary truck loading terminal, storage and delivery locations. Fuel and risk management logistical services provide both TPSI's large and small volume customers an assured, ratable and cost effective delivered source of Products supply through proprietary pipelines and terminals, as well as through non-proprietary pipeline, terminal, truck, rail and barge distribution channels.

        In addition, TPSI provides "supply chain management" services to its commercial and industrial customers. Through its "supply chain management" arrangement, TPSI provides services to its customers downstream of the Products rack location. A customer of TPSI's "supply chain management" services will receive the benefits of TPSI's computer technology and Products marketing capabilities that allow the customers to maximize total energy savings while meeting their operational needs. As a result of this service, a customer can reduce the processing time associated with dispatching Product to its physical locations, processing payments associated with Product purchases at both bulk and retail locations, and obtain other costs savings associated with procuring its Product demands. By aggregating the demands of various customers, TPSI is able to leverage the demand and build relationships with other companies along the supply and distribution chain that benefit all the parties through reductions in the "back office" processing costs associated with buying and selling Products.

Terminals and Pipelines

        Through its wholly-owned subsidiary, TransMontaigne Terminaling Inc. ("TTI"), the Company owns and operates an extensive terminal infrastructure that handles Products with transportation connections via pipelines, barges, rail cars and trucks to TTI facilities or to third party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation, Texas Eastern, Explorer and Williams pipeline systems.

        Terminal throughput revenues are based on the volume of Products handled at negotiated rates. These throughput rates are not regulated. The terminals receive Products in bulk quantities from connecting pipeline systems, barge docks and rail facilities. Products are stored in bulk at the terminals and made available to wholesale, shipping and exchange customers who transport the Products by truck to commercial and retail destinations. At owned terminals, TTI's affiliate, TPSI, markets Products over truck loading racks, as well as exchanging Products with numerous companies.

        Storage of Products at TTI-owned facilities is also a basic type of service provided. Storage fees are generally negotiated on a per barrel rate or on tankage capacity committed and will vary with the duration of the storage arrangement, the Product stored and special handling requirements, including any special temperature maintenance, labor-intensive loading/off-loading requirements or other handling services. Storage fees are not regulated. Ancillary services, including injection of shipper-furnished or TTI-furnished additives, are also available for a fee at TTI terminals.

        Through its wholly-owned subsidiary, TransMontaigne Pipeline Inc. ("TPI"), the Company owned and operated an interstate Products pipeline from Ft. Madison, Iowa through Chicago, Illinois to Toledo, Ohio (the "NORCO Pipeline") with TTI owning the associated storage facilities located at Hartsdale and East Chicago, Indiana and Toledo, Ohio and related product distribution facilities located at South Bend, Indiana; Peoria, Illinois; and Bryan, Ohio. The NORCO Pipeline system was sold on July 31, 2001 (see discussion below). TPI also owns a 60% interest in an interstate Products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline"), together with associated product distribution facilities at Mt. Vernon and Rogers. The Razorback Pipeline is the only Products pipeline providing transportation services to northwest Arkansas. TPI also owns and operates an interstate crude oil gathering pipeline system, located in east Texas (the "CETEX pipeline").

Terminals and Pipelines (continued)

        In general, a shipper owns the Products and transfers custody of the Products to the Razorback or CETEX pipelines for shipment to a delivery location at which point custody again transfers. Tariffs for the transportation service are regulated and are charged by TPI to shippers based upon the origination point on the pipelines to the point of Product delivery. These tariffs do not include fees for the storage of Products at the Razorback or CETEX pipeline storage facilities, such storage fees are separately charged when those facilities are utilized. Prior to July 31, 2001, the activities described above were also conducted on the NORCO Pipeline.

        TPI's pipelines depend in a large part on the level of demand for Products in the markets served by the pipelines, together with the ability and willingness of refiners and marketers having access to the pipelines to supply that demand by shipments through these pipelines. Competition is based primarily on pipeline operational dependability, quality of customer service provided and proximity to end-users, although Product pricing at either the origin or terminal destination on a pipeline may outweigh transportation cost considerations.

Sale of NORCO, Little Rock and Bear Paw

        On July 31, 2001, TransMontaigne completed the sale of the NORCO Pipeline system and related terminals ("NORCO") to Buckeye Partners L.P. for cash consideration of approximately $62.0 million. On July 3, 2001, TransMontaigne received the cash proceeds of approximately $29.0 million associated with the sale of the Little Rock terminal to Williams Energy Partners L.P., effective June 30, 2001. On December 31, 1999, TransMontaigne completed the sale of Bear Paw Energy Inc. ("BPEI") to BPE Acquisition LLC for cash consideration of approximately $131.2 million. The closing on the sale of these assets is the final phase of TransMontaigne's operational and financial restructuring that began over 18 months ago. The proceeds from the sales were used to further reduce long-term debt which will significantly improve TransMontaigne's balance sheet and future financial capacity. That capacity will be available to continue to expand TransMontaigne's core operating areas - the Colonial/Plantation pipeline and the Mississippi River corridors as appropriate opportunities become available. See Note 21, Subsequent Events, in the Notes to Consolidated Financial Statements and historical Condensed Pro Forma Financial Information in Item 7.

Investments in Petroleum Related Assets

        The Company, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company ("Lion"). At June 30, 2001 and June 30, 2000, the Company's investment in Lion, carried at cost, was approximately $10.1 million.

        TPI owns a 20.38% common stock interest in West Shore Pipe Line Company. Although TPI owns 20.38%, it does not maintain effective management control and therefore carries its $35.9 million investment at cost. Subsequent to the fiscal year ended June 30, 2001, TPI sold shares in West Shore Pipe Line Company thereby reducing its ownership interest to 18.50%.

        In August 2000, the Company converted its notes receivable and accrued interest from ST Oil Company into an equity ownership position. At June 30, 2001, the Company's investment in ST Oil Company was approximately $1.7 million, representing a 30.02% equity ownership in ST Oil Company.

        The associated dividends for these non-operated interests are reported as dividend income from and equity in earnings of petroleum related investments.

Tariff Regulations

        The interstate refined petroleum products pipelines of the Company are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act, the Energy Policy Act of 1992 and rules and orders promulgated pursuant thereto. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and nondiscriminatory. Rates of interstate oil pipeline companies, like the NORCO Pipeline, are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for finished goods, less 1% ("PPI Index"). In the alternative, interstate oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings or agreements between shippers and the oil pipeline company that the rate is acceptable.

        The intrastate crude oil pipeline of the Company is subject to regulation by the Texas Railroad Commission. Texas regulations require that intrastate tariffs be filed with the Texas Railroad Commission and allows shippers to challenge such tariffs.

Environmental Matters

        The operations of the Company are subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and which require expenditures for remediation at various operating facilities, as well as expenditures in connection with the construction of new facilities. The Company believes that its operations and facilities are in material compliance with applicable environmental regulations. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Company anticipates that there will be continuing changes. The trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. The Company will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate costs and liabilities of compliance.

Water

        The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act ("CWA"), imposes strict controls against the discharge of oil and its derivates into navigable waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial potential liability for the costs of removing an oil or hazardous substance spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives in surface waters or into the groundwater. Spill prevention control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum tank spill, rupture or leak.

        Contamination resulting from spills or release of refined petroleum products is an inherent risk within the petroleum terminal and pipeline industry. To the extent that groundwater contamination requiring remediation exists around the assets owned by the Company as a result of past operations, the Company believes any such contamination could be controlled or remedied without having a material adverse effect on the financial condition of the Company, but such costs are site specific, and there can be no assurance that the effect will not be material in the aggregate.

Environmental Matters (continued)

        The primary federal law for oil spill liability is the Oil Pollution Act of 1990 ("OPA"), which addresses three principal areas of oil pollution - prevention, containment and cleanup, and liability. It applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the appropriate agency being either the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety ("OPS") or the Environmental Protection Agency ("EPA"). Numerous states have enacted laws similar to OPA. Under OPA and similar state laws, responsible parties for a regulated facility from which oil is discharged may be liable for removal costs and natural resources damages. The Company believes that it is in material compliance with regulations pursuant to OPA and similar state laws.

        The EPA has adopted regulations that require the Company to have permits in order to discharge certain storm water run-off. Storm water discharge permits may also be required by certain states in which the Company operates. Such permits may require the Company to monitor and sample the effluent. The Company believes that it is in material compliance with effluent limitations at existing facilities.

Air Emissions

        The operations of the Company are subject to the federal Clean Air Act and comparable state and local statutes. The Clean Air Act Amendments of 1990 (the "Clean Air Act") require most industrial operations in the United States to incur capital expenditures in order to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Pursuant to the Clean Air Act, any Company facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non-attainment areas face increasingly stringent regulations, including requirements that certain sources install the reasonably available control technology. Some of the Company's facilities have been included within the categories of hazardous air pollutant sources, and the Company is in compliance with the currently applicable standards. The Clean Air Act regulations are still being implemented by the EPA and state agencies, and the Company does not anticipate that implementation of the regulations will have a material adverse effect on the Company.

Safety Regulation

        The Company is subject to regulation by the United States Department of Transportation under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act ("HLPSA"), and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of its pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

        The Company is subject to the OPS regulation requiring qualification of pipeline personnel. The regulation requires pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of this regulation is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error. The regulation establishes qualification requirements for individuals performing covered tasks, and amends certain training requirements in existing regulations.

Safety Regulation (continued)

        The Company was also subject to the OPS regulation for High Consequence Areas ("HCA"). This regulation specified how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipeline segments that could impact HCA's must be identified by December 31, 2001. The regulation requires an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCA's. An integrity management program must be completed by March 31, 2002. The initial integrity tests in HCA's started with a seven-year cycle on March 31, 2001, with all subsequent inspections conducted on a five-year cycle. The program required periodic review of pipeline segments in HCA's to ensure adequate preventative and mitigative measures exist. Through this program, the Company was to evaluate a range of threats to each pipeline segment's integrity by analyzing available information about the pipeline segment and consequences of a failure in a HCA. The regulation required prompt action to address integrity issues raised by the assessment and analysis. As of June 30, 2001, the NORCO Pipeline system was the only asset owned by the Company subject to this regulation, and this system was sold effective July 31, 2001 - See Note 21, Subsequent Events, in the Notes to Consolidated Financial Statements.

        The Company is also subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Company believes that it is in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

        The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require the Company to organize and disclose information about the hazardous materials used in its operations. Certain parts of this information must be reported to employees, state and local governmental authorities, and local citizens upon request. In general, the Company expects to increase its expenditures during the next decade to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although the Company does not believe that they will have a future material adverse impact on the Company.

        The Company is subject to OSHA Process Safety Management ("PSM") regulations which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds; or any process which involves a flammable liquid or gas, as defined in the regulations, stored on-site in one location, in a quantity of 10,000 pounds or more. The Company believes that it is in material compliance with the PSM regulations.

Employees

        The Company had 424 employees at September 1, 2001. No employees are subject to representation by unions for collective bargaining purposes.

ITEM 2.         PROPERTIES

        For additional information regarding the Company properties, see "General" and "Commercial Operations" sections under Item 1.

        The executive offices of the Company are located at 2750 Republic Plaza, 370 Seventeenth Street, Denver, Colorado 80202; telephone number (303) 626-8200 and facsimile number (303) 626-8228. In addition, the Company has an office located at 200 Mansell Court East, Suite 600, Roswell, Georgia 30076; telephone number (770) 518-3500 and facsimile number (770) 518-3567.

        TPI's pipelines, approximate miles of pipeline and geographical locations are as follows:

	Pipeline Name	Approximate Miles of Pipeline	Geographical Location

1)	NORCO	480	Fort Madison, Iowa east to Toledo, Ohio

	Razorback	67	Mt. Vernon, Missouri south to Rogers, Arkansas

	CETEX	220	East Texas area - north of Tyler, Texas

1)	This pipeline was sold on July 31, 2001. Please see Note 21, Subsequent Events, in the Notes to Consolidated Financial Statements and the historical Condensed Pro Forma Financial Information in Item 7.

TTI's terminal locations, number of tanks, and approximate useable storage capacity is as follows:

Locations	Storage Tanks	Approximate Useable Storage Capacity (in barrels)

Pipeline Terminals:
Albany, GA	7	105,000
Americus, GA	1	9,000
Athens, GA	4	53,000
Atlanta, GA	3	72,000
Bainbridge, GA	5	79,000
Belton, SC	13	320,000
Birmingham, AL	9	299,000
Bryan, OH	7	67,000	1)
Charlotte, NC	11	419,000
Collins, MS	5	120,000
Collins, MS (Pipeline Injection Facility)	8	1,213,000
Doraville, GA	11	364,000
East Chicago, IN	19	1,148,000	1)
Greensboro, NC	13	525,000
Griffin, GA	2	27,000
Hartsdale, IN	13	918,000	1)
Indianapolis, IN	4	192,000	1)
Lookout Mountain, GA	5	99,000
Macon, GA	3	70,000
Meridian, MS	4	67,000
Montgomery, AL	2	25,000
Montvale, VA	14	429,000
Mount Vernon, MO	5	176,000
Norfolk, VA	6	337,000
Peoria, IL	7	169,000	1)
Philadelphia, PA	8	545,000
Purvis, MS	32	1,382,000
Richmond, VA	18	365,000
Rogers, AR	4	155,000
Rome, GA	3	52,000
Selma, NC	10	426,000
South Bend, IN	5	136,000	1)
Spartanburg, SC	14	374,000
Toledo, OH	8	483,000	1)
Chippewa Falls, WI	4	111,000

		11,331,000
Marine Terminals:
Arkansas City, AR	12	726,000
Brownsville, TX Complex	84	2,015,000
Cape Girardeau, MO	6	128,000
East Liverpool, OH	10	200,000
Evansville, IN	20	213,000
Greater Cincinnati, KY (Covington)	13	184,000
Greenville, MS Complex	30	502,000
Henderson, KY	15	145,000
Louisville, KY	12	141,000
New Albany, IN	15	177,000
Owensboro, KY	7	143,000
Paducah, KY Complex	18	279,000
Pensacola, FL	8	226,000
Port Everglades, FL	4	216,000
Rensselaer, NY	12	479,000
Tampa, FL	7	412,000

		6,186,000

Total Terminal Useable Storage Capacity		17,517,000

1)	These facilities were sold on July 31, 2001. Please see Note 21, Subsequent Events, in the Notes to Consolidated Financial Statements and the historical Condensed Pro Forma Financial Information in Item 7.

ITEM 3.         LEGAL PROCEEDINGS

        The Company has been a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. The Company believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4.         VOTE OF SECURITY HOLDERS

        Not Applicable

PART II

ITEM 5.         MARKET FOR COMMON STOCK

        The Common Stock is traded on the American Stock Exchange under the symbol "TMG". The following table sets forth, for the periods indicated, the range of high and low per share sale prices for Common Stock as reported on the American Stock Exchange.

	Low	High

July 1, 1999 through September 30, 1999	$10.06	$16.25
October 1, 1999 through December 31, 1999	$4.50	$15.00
January 1, 2000 through March 31, 2000	$4.75	$7.13
April 1, 2000 through June 30, 2000	$5.38	$8.75

July 1, 2000 through September 30, 2000	$4.25	$6.50
October 1, 2000 through December 31, 2000	$2.38	$5.50
January 1, 2001 through March 31, 2001	$2.75	$4.50
April 1, 2001 through June 30, 2001	$3.50	$6.10

        On August 31, 2001, the last reported sale price for the Company's Common Stock on the American Stock Exchange was $5.50. As of August 31, 2001, there were 438 stockholders of record of the Company's Common Stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of stockholders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 3,000 beneficial owners of its Common Stock as of August 31, 2001.

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

ITEM 6.         SELECTED FINANCIAL DATA

        The following selected financial data for the fiscal years ended June 30, 2001, 2000 and 1999; the two months ended June 30, 1998; and the fiscal years ended April 30, 1998 and 1997 has been derived from applicable audited consolidated financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7, and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

TRANSMONTAIGNE INC.
Selected Financial Data
(thousands of dollars)

	Fiscal Years Ended June 30,			Two months ended June 30,	Fiscal Years Ended April 30,

	2001	2000	1999	1998	1998	1997
STATEMENT OF OPERATIONS DATA:
Revenue	$5,223,157	5,071,354	3,047,061	315,533	1,967,506	1,166,664
Net operating margins (1)	73,890	73,597	76,384	4,125	35,889	18,609
Impairment of long lived assets	—	(50,136)	—	—	—	—
Gain on disposition of assets, net	22,146	13,930	—	—	—	—
Net earnings (loss)	11,338	(37,937)	1,939	(2,663)	7,638	9,171
Net earnings (loss) attributable to
common stockholders	2,375	(46,443)	(335)	(2,663)	7,638	9,171

OTHER FINANCIAL DATA:
EBITDA (2)	42,878	33,507	48,703	(524)	29,510	15,355
Adjusted EBITDA (3)	61,196	20,346	48,703	(524)	29,510	15,355
Capital expenditures	9,841	61,264	137,556	6,455	66,634	92,294

STATEMENT OF
CASH FLOWS DATA:
Net Cash Provided By (Used In):
Operating activities	51,938	269,086	(68,861)	3,673	(4,570)	(9,586)
Investing activities	(10,987)	76,342	(467,040)	(6,277)	(66,131)	(89,920)
Financing activities	(81,130)	(305,417)	522,613	12	64,124	97,487

BALANCE SHEET DATA:
Working capital	99,795	134,807	356,602	86,467	94,393	78,423
Long-term debt	130,000	202,625	495,672	128,971	128,970	64,774
Stockholders' equity	342,375	332,098	376,051	145,266	147,804	138,972

(1)	Net operating margins represents revenues less product costs and operating expenses.

(2)	EBITDA is defined as total net operating margin, less selling, general and administrative expenses, plus dividend income from petroleum related investments. The Company believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, the Company believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and direct operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles (“GAAP”)) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company’s method of calculating EBITDA may differ from methods used by other companies and, as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.

(3)	Adjusted EBITDA is defined as EBITDA, plus unrealized losses, or less unrealized gains relating to mark to market accounting for minimum inventory (see Item 7 for further information regarding the Company’s minimum inventory). The Company believes that Adjusted EBITDA is the most useful measure in evaluating the performance of the Company because it eliminates the fluctuating impact on operating results from the continual revaluation of the Company’s minimum inventory.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following review of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Liquidity and Capital Resources" section analyzes cash flows and financial position.

        The Company's commercial operations are divided into Product supply, distribution and marketing and terminals and pipelines, which includes terminaling, storage services, and pipeline transportation. The Company, through a wholly-owned subsidiary, historically provided selected natural gas services including the gathering, processing, fractionating and marketing of natural gas liquids ("NGL") and natural gas ("natural gas processing" segment). This subsidiary was divested as of December 31, 1999.

        The Product supply, distribution and marketing segment generally utilizes the asset base and associated Product market demand for the geographic areas surrounding the Company's terminal and pipeline segment to market and trade various Products and provide specialized services to its customers. This segment typically purchases Products at prevailing prices from producers at production points and common trading locations. These Products are then shipped via barge, Company-owned pipelines or third party-owned pipelines to the terminals owned by the Company or to third party terminal locations. (This segment can also arrange for the movement of these Products through exchange agreements with third parties.) From these terminal locations, the Products are made available to the Company's customers either through contract sales, exchange agreements or daily priced rack sales.

        The Product supply, distribution and marketing net margin is calculated as revenues generated from the sale of Products, less the costs of purchasing the Products, including transportation, storage, terminaling and sales commissions associated with the Products being sold. In connection with its products supply, distribution and marketing commercial operations, the Company engages in price risk management activities. The Company's price risk management activities are energy-trading activities as defined by Emerging Issues Task Force Consensus 98-10 (EITF 98-10), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As such, the financial instruments utilized are marked-to-market in accordance with the guidance set forth in EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs, and are shown as "Unrealized gains or losses on energy related contracts" in the Consolidated Balance Sheet. Unrealized gains and loss from newly originated contracts, contract restructurings and the impact of price movements are included in operating margin. Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly initiated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions. As a result of this accounting treatment, the margin is also impacted by the daily price movements associated with the mark-to-market accounting on the minimum inventory of Products maintained by the Company.

GENERAL (continued)

        Generally, as the Product supply, distribution and marketing segment purchases a Product, it simultaneously locks in a margin by selling the Product for physical delivery to third party users or by entering into a future delivery obligation, such as a futures contract on the NYMEX. This segment seeks to maintain a balanced position until it makes or takes delivery of the physical Product associated with each transaction, thereby minimizing or eliminating exposure to "flat" price fluctuations occurring after the initial transaction. However, certain basis risks (the risk that price relationships between delivery points, types of Product or delivery periods will change) cannot be completely hedged or eliminated. It is the Company's policy not to acquire Products, futures contracts or other derivative products for the purpose of speculating on the flat price associated with the underlying commodity. Risk management policies have been established by the Risk Management Committee to monitor and control these price risks. The Risk Management Committee is comprised of senior executives of the Company.

        The terminal and pipeline segment's business depends in large part on the level of demand for Products by end users in the geographic locations served by it and the ability and willingness of the Company's customers to supply such demand by utilizing the Company's terminals and pipelines as opposed to the terminals and pipelines of other companies. The Product supply, distribution and marketing segment "directs" volumes through the Company's terminals and pipelines, wherever possible, and this provides the Company's with an advantage over many of its competitors who are not involved in the marketing of Products.

        The terminal and pipeline segment's net margin is calculated as terminal revenue plus storage revenue plus pipeline revenues less direct operating costs. Terminal revenues are based on the volume of Products handled at the asset segment's loading racks, generally at a standard rate per gallon. Storage fees are generally based on a per barrel rate or tankage capacity committed and will vary with the duration of the arrangement, the product stored and special handling requirements, particularly when certain types of chemicals and other bulk liquids are involved. Pipeline revenues are based on the volume of Products transported and the distance from the origin point to the delivery point. The operating expenses of the this segment include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The Company cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy, demographic changes, weather conditions, crop prices, and energy-generation devices, all of which could reduce the demand for Products in the areas served by the Company.

        The net operating margin for the natural gas processing segment represents natural gas gathering and processing revenues less direct operating costs. Natural gas gathering and processing revenues were based on the inlet volume of natural gas purchased from producers under both percentage of proceeds and fee based arrangements. Natural gas was gathered and processed into NGL products, principally propane, butane and natural gasoline and residue natural gas. These products were transported by truck or pipeline to storage facilities from which they were further transported and marketed to wholesalers and end-users. Residue natural gas was delivered to and marketed through connections with third-party interstate natural gas pipelines. Operating expenses of the natural gas processing segment include the directly related wages and employee benefits, utilities, maintenance and repairs, property taxes, rent, insurance, vehicle expenses, environmental compliance costs, materials and supplies.

DISPOSITIONS

        On July 31, 2001, TransMontaigne completed the sale of the NORCO Products pipeline system and related terminals ("NORCO") to Buckeye Partners L.P. for cash consideration of approximately $62.0 million. The proceeds from the sale were used to repay long-term debt.

        Effective June 30, 2001, the Company sold two petroleum distribution facilities in Little Rock, Arkansas to Williams Energy Partners L.P. for $29.0 million. The cash proceeds from the sales transaction were received subsequent to June 30, 2001, and the Company realized a net gain of approximately $22.1 million on the sale. The proceeds from the sale were used to repay long-term debt.

        Effective December 31, 1999, the Company sold its natural gas gathering subsidiary, Bear Paw Energy Inc., ("BPEI"), to BPE Acquisition LLC ("BPE"), a special purpose entity formed by Bear Paw's management in association with Thomas J. Edelman and Chase Capital Partners. The sale of BPEI was for cash consideration of $107.5 million, plus $23.7 million for reimbursement of the capital expenditures made by the Company on BPEI's newly constructed Powder River coal seam gathering system from July 1, 1999 to December 31, 1999. This disposition resulted in an approximate $16.6 million gain. The $131.2 million of sale proceeds were used to reduce long-term debt and for general corporate purposes.

ACQUISITIONS

        On May 31, 2000, the Company acquired from Chevron U.S.A., Inc. two Products terminals located in Richmond and Montvale, Virginia for approximately $3.2 million. These facilities are interconnected to the Colonial and Plantation pipeline systems and include approximately .5 million barrels of storage capacity.

        On June 30, 1999, the Company acquired from Amerada Hess Corporation, the Hess Southeastern Pipeline Network ("Hess Terminals") for approximately $66.2 million and related Products inventory for approximately $32.5 million. The Hess Terminals, which are interconnected to the Colonial and Plantation pipeline systems, include approximately 5.3 million barrels of storage capacity at 11 storage and terminal facilities and 36 miles of proprietary pipelines.

        On December 3, 1998, the Company acquired from SUNOCO, Inc. a Products terminal located on the Hudson River at Rensselaer, near Albany, New York for approximately $5.2 million. The Rensselaer terminal facility includes approximately .5 million barrels of storage capacity, 3 truck-loading racks and a dock capable of handling both barges and ocean going tankers.

        On October 30, 1998, the Company acquired all of the common stock of Louis Dreyfus Energy Corporation ("LDEC") for approximately $161.0 million, including $100.6 million in cash and 4.5 million shares of the Company common stock valued at $60.4 million. In addition, the Company acquired LDEC's working capital for $192.5 million cash. The LDEC acquisition included 24 Products terminal and storage facilities, of which 7 are wholly-owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States, have approximately 4.2 million barrels of storage capacity, and are supplied primarily by the Colonial and Plantation pipeline systems.

        On September 18, 1998, the Company acquired for $29.2 million the 15.38% common stock interest in West Shore Pipe Line Company ("West Shore") owned by Atlantic Richfield Company. Effective December 31, 1998, the Company acquired for $5.5 million an additional 4.11% common stock interest in West Shore owned by Equilon Pipeline Company, LLC and for $1.2 million an additional .89% common stock interest in West Shore owned by Texaco Transportation and Trading Inc., both of which transactions closed in January 1999.

        On July 29, 1998, the Company acquired all of the common stock of Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6.5 million. The acquisition included terminal, storage and loading facilities for Products at the Port of Brownsville, Texas with over 1.6 million barrels of storage capacity, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

RESULTS OF OPERATIONS

Selected financial data regarding the Company’s operations are summarized below (in thousands):

	Years Ended June 30,
	2001	2000	1999
Net operating margins (1):
Product supply, distribution and marketing:
Sales, exchanges and Product arbitrage	$46,318	17,553	33,040
Unrealized gains (losses) related to mark-to-market accounting for the minimum inventory (2)	(18,318)	13,161	-
Realized losses related to minimum inventory	-	(12,357)	-

	28,890	18,357	33,040
Terminals and pipelines	45,890	43,552	30,335
Natural gas services (3)	-	11,688	13,009

Total net operating margins	73,890	73,597	76,384

Impairment of long lived assets	-	50,136	-
Selling, general and administrative expenses	34,072	41,680	29,430
Depreciation and amortization	19,510	22,344	16,775

Operating income (loss)	20,308	(40,563)	30,179

Dividend income from and equity in earnings of petroleum
related investments	3,060	1,590	1,749
Interest income	1,814	2,419	1,920
Gain on disposition of assets, net	22,146	13,930	-
Gain (loss) on interest rate swap	(2,667)	1,560	-
Interest expense	(16,814)	(28,527)	(25,495)
Other financing costs	(9,843)	(7,513)	(4,959)
Income tax (expense) benefit	(6,666)	19,167	(1,455)

Net earnings (loss)	11,338	(37,937)	1,939

Preferred stock dividends	(8,963)	(8,506)	(2,274)

Net earnings (loss) attributes to common stockholders	$2,375	(46,443)	(335)

(1)	Net operating margins represent revenues less product costs and operating expenses.

(2)	The Company did not measure the gains or losses related to minimum inventory in the prior period, as if did not separately account for its minimum inventory.

(3)	The Company’s natural gas services segment was divested as of December 31, 1999.

RESULTS OF OPERATIONS (continued)

Selected quarterly net operating margin data regarding the Company’s operations are summarized below (in thousands, except volume and per unit margin data):

	Three Months Ended				Year Ended
	9/30/00	12/31/00	3/31/01	6/30/01	6/30/01
Net operating margins (1):
Product supply, distribution and marketing:
Sales, exchanges and Product arbitrage	$ 8,310	10,865	14,640	12,503	46,318
Unrealized losses related to mark-to-market accounting for the minimum inventory	(4,528)	(2,353)	(1,940)	(9,497)	(18,318)

	3,782	8,512	12,700	3,006	28,000

Terminals and pipelines	12,352	12,031	10,220	11,287	45,890

Total net operating margins	$ 16,134	20,543	22,920	14,293	73,890

Terminal Volumes—bbls/d	618,987	601,985	610,929	630,063	615,491
Terminals Net Operating Margin per bbl	$ 0.188	0.188	0.171	0.170	0.179

Pipeline Volumes—bbls/d	74,771	71,218	74,487	76,717	74,298
Pipelines Net Operating Margin per bbl	$ 0.240	0.245	0.120	0.222	0.207

	Three Months Ended				Year Ended
	9/30/99	12/31/99	3/31/00	6/30/00	6/30/00
Net operating margins (1):
Product supply, distribution and marketing:
Sales, exchanges and Product arbitrage	$ 6,257	(10,243)	17,682	3,857	17,553
Unrealized gains related to mark-to-market accounting for the minimum inventory (2)	—	—	—	13,161	13,161
Realized losses related to minimum inventory	(5,113)	(5,313)	(2,429)	498	(12,357)

	1,144	(15,556)	15,253	17,516	18,357

Terminals and pipelines	10,826	10,536	10,774	11,416	43,552
Natural gas services (3)	5,033	6,655	—	—	11,688

Total net operating margins	$ 17,003	1,635	26,027	28,932	73,597

Terminal Volumes—bbls/d	644,579	638,473	561,654	597,107	610,623
Terminals Net Operating Margin per bbl	$ 0.143	0.148	0.181	0.179	0.162

Pipeline Volumes—bbls/d	96,623	96,391	70,306	75,746	84,831
Pipelines Net Operating Margin per bbl	$ 0.264	0.211	0.237	0.242	0.238

(1)	Net operating margins represent revenues less product costs and operating expenses.

(2)	The Company did not measure the gains or losses related to minimum inventory in the prior period, as if did not separately account for its minimum inventory.

(3)	The Company’s natural gas services segment was divested as of December 31, 1999.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

        The Company reported net earnings of $11.3 million for the year ended June 30, 2001, compared to a net loss of $37.9 million for the year ended June 30, 2000. After preferred stock dividends, the net earnings attributable to common stockholders was $2.4 million for the year ended June 30, 2001, compared to a net loss of $46.4 million for the year ended June 30, 2000. Earnings per common share for the year ended June 30, 2001 was $0.08 basic and diluted based on 31.4 million weighted average basic and 31.6 million weighted average diluted shares outstanding, compared to a loss of $1.52 basic and diluted for the year ended June 30, 2000 based upon 30.6 million weighted average basic and weighted average diluted shares outstanding.

        The increase in net earnings resulted primarily from the absence of an impairment charge in fiscal 2001 compared to a pre-tax $50.1 million impairment charge in fiscal 2000; increased margin from the Product supply, distribution and marketing segment, offset by the margin from the natural gas services segment which was sold; decreased selling, general and administrative expenses; decreased depreciation and amortization expenses attributable to the sale of the natural gas services segment; decreased interest expense, attributable to a decrease in average interest rates for the current year and also due to a reduction in the amount of outstanding debt resulting from the sale of the natural gas services segment and a reduction in the amount of discretionary inventory being carried by the Company during the current year.

Product Supply, Distribution and Marketing

        The net operating margin reported for the Product supply, distribution and marketing segment includes margins realized on sales, exchanges and Product arbitrage transactions; unrealized gains or losses on mark-to-market accounting for minimum inventory; and realized losses related to minimum inventory in the prior fiscal year. During the current year, the Company benefited from the following items: increased supply disruptions in the gasoline and distillate markets; concerns regarding the availability of distillate for the Northeastern portion of the United States; the completion of the Company's Baton Rouge dock facility which allowed the Company to arbitrage price differentials between Colonial pipeline supplied barrels and Mississippi River based barrels; and an overall increase in the demand for refined petroleum products from customers supplied by TPSI. In the prior year, the Company experienced losses from liquidating its large June 30, 1999 discretionary inventory position and was negatively impacted by an abnormal price movement between crude oil and distillate products. Subsequently, the Company amended its Risk Management Policies to reduce the potential exposure from future abnormal commodity price movements of this nature by establishing daily reporting of its cumulative profit and loss positions to various levels of management, each of which has predetermined limits that escalate with the applicable level of authority.

       The Company's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory, including line fill and tank bottoms, is required to be held for operating balances in the conduct of the Company's daily Product supply, distribution and marketing activities, and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties. During the quarter ended June 30, 2000, the Company embarked upon a thorough review of its inventory management strategies and customer contracts. As a result, the Company lowered its required minimum inventory from over 3.8 million barrels to the current level of 2.0 million barrels. The Company also changed its strategy regarding the risk management associated with this minimum inventory. Previously, the Company was hedging the minimum inventory in the futures market and was required to roll the hedges forward at the end of each month as the hedging contracts expired. In connection with its new risk management strategy, the Company removed the hedging contracts on its minimum inventory, thereby eliminating any future cash receipts or payments associated with rolling the hedging contracts on the inventory that was not being sold. In fiscal year 2000, the Company experienced a cash loss of $12.4 million associated with rolling the hedges into a backwardated market (the current month commodity price is higher than the future price in succeeding periods) with respect to the minimum inventory. No loss of this type was realized in the fiscal year ended June 30, 2001 due to the change in the strategy associated with hedging the minimum inventory. The new policy has resulted in recording the minimum inventories at a value that floats the market on a daily basis with the resulting non-cash gains and losses recognized in operating income. The Company realized a non-cash gain of $13.2 million in fiscal year 2000 and a non-cash loss of $18.3 in fiscal year 2001 relating to mark-to-market adjustments to its minimum inventories.

Terminals and Pipelines

        The net operating margin from terminal and pipeline operations for the year ended June 30, 2001 was $45.9 million, compared to $43.6 million for the year ended June 30, 2000, an increase of $2.3 million. The increase in net operating margin is mostly attributable to increased utilization of the Company's terminals during the current fiscal year which was offset somewhat by lower utilization of the Company's pipeline systems. The total revenue recognized by the Company's terminal and pipeline systems increased by approximately $3.8 million during the fiscal year ended 2001. The increase in margins resulting from the increases in revenues was offset by an increase of approximately $2.3 million in repairs and maintenance expense during the fiscal year ended June 30, 2001. In the fiscal year ended June 30, 2000, the Company recognized a loss of approximately $0.8 million for the write-off of a few small terminal customers' receivable balances.

Natural Gas Services

        The Company's natural gas services segment was divested effective December 31, 1999.

Selling, General, Administrative and Other

        Selling, general and administrative expenses for the year ended June 30, 2001 were $34.1 million, compared to $41.7 million for the year ended June 30, 2000, a decrease of $7.6 million. In the prior year, the Company incurred lease contract cancellation costs, additional personnel related costs related to separation and release agreements, non-cash stock compensation costs, and other personnel costs related to a corporate staff reduction and relocation plan, all of which amounted to approximately $5.0 million during the fiscal year ended June 30, 2000 that were not incurred during the current fiscal year. The sale of its natural gas services segment resulted in a reduction of approximately $0.5 million of employee costs in the current fiscal year. During the current fiscal year, travel and entertainment expenses decreased by approximately $0.6 million, and employee wage and benefit expenses decreased by approximately $1.5 million.

        Depreciation and amortization for the year ended June 30, 2001 was $19.5 million, compared to $22.3 million for the fiscal year ended June 30, 2000. The decrease was due primarily to the disposition of the natural gas services segment.

        Dividend income and equity in earnings from petroleum related investments for the fiscal year ended June 30, 2001 was $3.1 million, compared to $1.6 million for the fiscal year ended June 30, 2000, an increase of $1.5 million. Dividend income was received from West Shore and Lion Oil in the fiscal year ended June 30, 2001, compared to the prior fiscal year in which dividends were received only from West Shore. Additionally, the Company recorded $0.1 million of equity earnings in the fiscal year ended June 30, 2001 from its investment in ST Oil Company.

        Interest income for the fiscal year ended June 30, 2001 was $1.8 million, compared to $2.4 million for the fiscal year ended June 30, 2000, a decrease of $0.6 million. The decrease in interest income was due primarily to a decrease in interest bearing cash balances and lower interest rates during fiscal year 2001.

        Gain on the disposition of assets was $22.1 for the fiscal year ended June 30, 2001, primarily due to the sale of the Little Rock facility. Gain on the disposition of assets was $13.9 million for the fiscal year ended June 30, 2000 and was primarily due to the sale of the Company's natural gas services segment, partially offset by losses on the disposition and retirement of other assets no longer used.

        The unrealized loss on the interest rate swap was $3.6 million offset by a realized gain on the outstanding swap of $0.9 million during the fiscal year ended June 30, 2001, for a net loss on the outstanding interest rate swap of $2.7 million. In the fiscal year ended June 30, 2000, the unrealized gain on the interest rate swap was $1.6 million. The increase in the unrealized loss on the interest rate swap was due to the decline in the one month LIBOR rates during the fiscal year ended June 30, 2001.

Selling, General, Administrative and Other (continued)

        Interest expense for the fiscal year ended June 30, 2001 was $16.8 million, compared to $28.5 million during the fiscal year ended June 30, 2000, a decrease of $11.7 million. This reduction was primarily attributable to a reduction in the amount of debt outstanding during the current fiscal year resulting from the sale of the Company's natural gas services segment and the liquidation of the Company's discretionary inventory in the prior year. The Company was also benefited by an overall reduction in its borrowing rate under its bank credit facility due to declining LIBOR rates.

        Other financing costs for the fiscal year ended June 30, 2001 were $9.8 million, compared to $7.5 million for the fiscal year ended June 30, 2000. The increase was a result of the write-off of deferred loan fees associated with the outstanding bank term loan after the Company paid off the entire $93.5 million outstanding balance, and a write-off of deferred loan fees associated with the $25 million of Senior Promissory notes under the Master Shelf Agreement which were required to be repaid as a result of the sale of the Little Rock facility.

        Non-cash impairment charges on long-lived assets for the fiscal year ended June 30, 2000 totaled $50.1 million, before income taxes. The charges include $31.9 million relating to certain of the Company's refined petroleum product terminals acquired in the 1998 acquisition of LDEC and $18.2 million relating to certain intangible assets recorded as a result of the same acquisition. The impairment charges resulted from the change in the planned use of certain terminals and the abandonment of a pipeline that supplied one terminal, thereby significantly impacting the economic viability of the terminals. Each of these events significantly reduced or eliminated future cash flows related to these assets. The $31.9 million impairment charge for the terminals reduced the book value of the assets to their estimated fair market value. The additional $18.2 million impairment charge for the intangible assets represented the unamortized balance of the intangible assets. Management's review of the market location differentials associated with those assets showed that the Company received little or no value from those assets in the period ended June 30, 2000. There were no impairment charges on long-lived assets for the fiscal year ended June 30, 2001.

        Income tax expense was $6.7 million for the fiscal year ended June 30, 2001, which represents an effective combined federal and state income tax rate of 37.0%. Income tax benefit was $19.2 million for the fiscal year ended June 30, 2000, which represents an effective combined federal and state income tax rate of 33.6%. The effective tax rate for the fiscal year ended June 30, 2000 was lower than the effective tax rate for the fiscal year ended June 30, 2001 due to an adjustment in cumulative temporary book tax differences recognized in the fiscal year ended June 30, 2000.

        Preferred stock dividends on the Series A Convertible Preferred Stock were $9.0 million and $8.5 million for the fiscal years ended June 30, 2001 and 2000, respectively. The increase in the current year dividend resulted from the Company's election to pay the preferred dividends for the quarters ended March 31 and June 30, 2001 "in-kind" by issuing additional shares of Series A Convertible Preferred Stock.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

        The Company reported a net loss of $37.9 million for the fiscal year ended June 30, 2000, compared to net earnings of $1.9 million for the fiscal year ended June 30, 1999. After preferred stock dividends, the net loss attributable to common stockholders was $46.4 million and $0.3 million for the fiscal years ended June 30, 2000 and 1999, respectively. Loss per common share for the fiscal year ended June 30, 2000 was $1.52 basic and diluted based on 30.6 million weighted average basic and diluted shares outstanding, compared to a loss of $0.01 basic and diluted for the year ended June 30, 1999 based on 29.0 million weighted average basic and diluted shares outstanding.

        The increase in net loss resulted primarily from a pre-tax $50.1 million impairment charge; increased selling, general and administrative expenses, which included non-cash stock compensation costs, additional personnel costs related to separation and release agreements, and additional personnel related costs relating to the corporate staff reduction and relocation plan; additional depreciation and amortization expenses attributable to acquisitions and facilities expansion projects; increased interest expense, primarily attributable to the increase in average interest rates; and an approximate $3.8 million charge to other financing costs for deferred debt issuance costs resulting from the amendment of debt agreements. The net loss was partially offset by the increased net operating margin contribution from terminal operations, the approximately $16.6 million gain on the sale of its natural gas services segment, and a $19.2 million net deferred tax benefit recognized.

Product Supply, Distribution and Marketing

        The net operating margin from Product supply, distribution and marketing for the fiscal year ended June 30, 2000 was $18.4 million, compared to $33.0 million for the fiscal year ended June 30, 1999, a decrease of $14.6 million. During the quarter ended June 30, 2000, the Company embarked upon a thorough review of its inventory management strategies and customer contracts. As a result, the Company lowered its required minimum inventory from over 3.8 million barrels to the current level of 2.0 million barrels. The Company also changed its strategy regarding the risk management associated with this minimum inventory. Previously, the Company was hedging the minimum inventory in the futures market and was required to roll the hedges forward at the end of each month as the hedging contracts expired. In connection with its new risk management strategy, the Company removed the hedging contracts on its minimum inventory, thereby eliminating any future cash receipts or payments associated with rolling the hedging contracts on the inventory that was not being sold. In fiscal year 2000, the Company experienced a cash loss associated with rolling the hedges into a backwardated market. In the prior fiscal year, the commodity market was in contango (the current commodity price was less than the future price in succeeding periods), so the Company was realizing gains on rolling the hedging contracts each month. With the prior fiscal year being in a contango market, the arbitrage earnings of the Company were reduced because product inventory levels maintained in the overall market were maintained at higher levels which reduced the impact of sudden supply or market changes. When the market is in contango, the Company benefits from its ability to store barrels and sell them at a later date.

Terminals and Pipelines

        The net operating margin from terminal and pipeline operations for the fiscal year ended June 30, 2000 was $43.6 million, compared to $30.3 million for the fiscal year ended June 30, 1999, an increase of $13.3 million. The increase in net operating margin resulted from a $22.2 million increase in revenues that was partially offset by a $8.9 million increase in operating costs. These increases were primarily the result of terminal acquisitions during the past fiscal year and the related additional barrels of Products handled on both the terminal and pipeline systems.

Natural Gas Services

        The Company's natural gas services segment was divested effective December 31, 1999.

Selling, General, Administrative and Other

        Selling, general and administrative expenses for the fiscal year ended June 30, 2000 were $41.7 million, compared to $29.4 million for the fiscal year ended June 30, 1999, an increase of $12.3 million. The increase was due to additional personnel costs, related employee benefits, increased office lease rentals, increased communication expenses directly attributable to the continued expansion of the Company's integrated logistical petroleum services, and the LDEC, SUNOCO and Hess Terminals acquisitions. In addition, the Company incurred lease contract cancellation costs, additional personnel costs related to separation and release agreements, non-cash stock compensation costs, and other personnel costs related to the corporate staff reduction and relocation plan, all of which amounted to approximately $5.0 million during the fiscal year ended June 30, 2000.

        Depreciation and amortization for the fiscal year ended June 30, 2000 were $22.3 million, compared to $16.8 million for the fiscal year ended June 30, 1999. The increase was due primarily to terminal related assets being acquired and constructed during the fiscal years ended June 30, 2000 and 1999, and was partially offset by the disposition of the Company's natural gas services segment.

        Dividend income for the fiscal year ended June 30, 2000 was $1.6 million, compared to $1.7 million for the fiscal year ended June 30, 1999, a decrease of $0.1 million. Dividend income in fiscal year 2000 was only from West Shore, compared to the prior fiscal year that included dividends from both Lion Oil Company and West Shore. Interest income for the fiscal year ended June 30, 2000 was $2.4 million, compared to $1.9 million for the fiscal year ended June 30, 1999, an increase of $0.5 million. The increase in interest income was due primarily to the increase in interest bearing cash balances.

        Interest expense and other financing costs and amortization of deferred debt issuance costs during the fiscal year ended June 30, 2000 were $36.0 million, compared to $30.5 million during the fiscal year ended June 30, 1999, an increase of $5.5 million. The increase in interest expense of $3.0 million was primarily due to increased average interest rates from 8.1% to 9.8%, reduced by proceeds from interest rate swaps. Other financing costs increased $2.5 million primarily due to the write off of deferred debt costs as a result of amendments to debt agreements.

        Gain on the disposition of assets was $13.9 million for the fiscal year ended June 30, 2000 and was primarily due to the Company's natural gas services segment, partially offset by losses on the disposition and retirement of other assets no longer used.

        Non-cash impairment charges on long-lived assets for the fiscal year ended June 30, 2000 totaled $50.1 million, before income taxes. The charges include $31.9 million relating to certain of the Company's refined petroleum product terminals acquired in the 1998 acquisition of LDEC and $18.2 million relating to certain intangible assets recorded as a result of the same acquisition. The impairment charges resulted from the change in the planned use of certain terminals and the abandonment of a pipeline that supplied one terminal, thereby significantly impacting the economic viability of the terminals. Each of these events significantly reduced or eliminated future cash flows related to these assets. The $31.9 million impairment charge for the terminals reduced the book value of the assets to their estimated fair market value. The additional $18.2 million impairment charge for the intangible assets represented the unamortized balance of the intangible assets. Management's review of the market location differentials associated with those assets showed that the Company received little or no value from those assets in the period ended June 30, 2000.

        Income tax benefit was $19.2 million for the fiscal year ended June 30, 2000, which represents an effective combined federal and state income tax rate of 33.6%. Income tax expense was $1.5 million for the fiscal year ended June 30, 1999, which represents an effective combined federal and state income tax rate of 42.9%. The decrease in the effective combined tax rate was due to an adjustment of cumulative temporary book tax differences.

        Preferred stock dividends on the Series A Convertible Preferred Stock were $8.5 million and $2.3 million for the years ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The following summary reflects the Company's comparative EBITDA, adjusted EBITDA, and net cash flows for the fiscal years ended June 30, 2001, 2000 and 1999 (in thousands).

	Years Ended June 30,

	2001	2000	1999
EBITDA (1)	$42,878	33,507	48,703
Adjusted EBITDA (2)	$61,196	20,346	48,703

Net cash provided (used) by operating activities	$51,938	269,086	(68,861)
Net cash provided (used) by investing activities	$(10,987)	76,342	(467,040)
Net cash provided (used) by financing activities	$(81,130)	(305,417)	522,613

(1)	EBITDA is defined as total net operating margin, less selling, general and administrative expenses, plus dividend income from petroleum related investments. The Company believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, the Company believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and direct operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies and, as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.

(2)	Adjusted EBITDA is defined as EBITDA, plus unrealized losses, or less unrealized gains relating to mark to market accounting for the minimum inventory. The Company believes that Adjusted EBITDA is the most useful measure in evaluating the performance of the Company because it eliminates the fluctuating impact on operating results from the continual revaluation of the Company's minimum inventory.

LIQUIDITY AND CAPITAL RESOURCES (continued)

        Net cash provided by operating activities of $51.9 million for the fiscal year ended June 30, 2001 was attributable primarily to decreases in the amount of inventory and trade accounts receivable, offset by an increase in net assets from price risk management activities and a decrease in trade accounts payable and inventory due under exchange agreements. The net cash provided by operating activities of $269.1 million for the fiscal year ended June 30, 2000 was attributable primarily to a reduction in the Company's physical inventory, an increase in the amount of inventory due under exchanges and a reduction of trade accounts receivable, offset by a reduction in trade accounts payable. The net cash used by operating activities of $68.9 million for the year ended June 30, 1999 was attributable primarily to increased inventory and trade accounts receivable, offset by increased trade accounts payable and inventory due under exchange agreements.

        Net cash used by investing activities was $11.0 million during the fiscal year ended June 30, 2001, primarily representing capital expended for construction and improvements to existing operating facilities. Net cash provided by investing activities was $76.3 million during the fiscal year ended June 30, 2000 as the Company disposed of its natural gas services segment, which more than offset capital expended for construction and improvements to existing operating facilities and acquisitions. Net cash used by investing activities was $467.0 million during the fiscal year ended June 30, 1999, including the acquisitions of LDEC ($293.1 million), the Hess Terminals ($66.2 million), a 20.38% common stock interest in West Shore ($35.9 million), Southwest Terminal ($6.5 million) and Rensselaer Terminal ($5.2 million), as well as construction of new facilities and improvements to existing facilities.

        Net cash used by financing activities for the fiscal year ended June 30, 2001 of $81.1 million included $77.0 million of repayments of borrowings under the Company's bank credit facility and master shelf facility, and payments of preferred stock dividends and deferred debt costs. Net cash used by financing activities for the fiscal year ended June 30, 2000 of $305.4 million included $290.7 million of repayments of borrowings under the Company's bank credit facility and master shelf facility, and payments of preferred stock dividends and deferred debt costs. Net cash provided by financing activities for the fiscal year ended June 30, 1999 of $522.6 million primarily represented borrowings of $368.7 million under the Company's bank credit facility and master shelf facility, and proceeds of $170.1 million from the issuance of the Series A Convertible Preferred Stock which were used to fund the LDEC, Hess Terminals, West Shore, Southwest, and Rensselaer acquisitions, as well as to finance capital expenditures.

        In February 2000, the Company amended its bank credit facility led by Fleet National Bank (formerly BankBoston, N.A). The amended bank credit facility included a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component required quarterly principal payments, which began in September 2000 and was paid in full on June 29, 2001 and terminated. Borrowings under the bank credit facility bear interest at an annual rate equal to the lender's Alternate Base Rate, plus margins subject to a Eurodollar Rate pricing option. The bank credit facility includes a $20 million same day revolving swing line of credit under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. In March 2001, the bank credit facility was amended to adjust certain covenants and to reduce the $300 million revolving component to $240 million effective July 1, 2001. The Company reduced the amount of the credit facility since it was not utilizing that portion of the revolver, but was required to pay commitment fees on the unutilized capacity.

        At June 30, 2001, the Company had borrowings of $80.0 million outstanding under the bank credit facility. The average interest rate at June 30, 2001 was 6.6%.

        At June 30, 2001, the Company had outstanding under the Master Shelf Agreement, $25.0 million of 7.85% Senior Notes due April 17, 2003 and $25.0 million of 7.22% Senior Notes due October 17, 2004. The Master Shelf Agreement was amended in February 2000 and in March 2001 in connection with the amendment of the bank credit facility. The Company was required to pay off the 7.85% Senior Note with the cash proceeds derived from the sale of the Little Rock terminals subsequent to June 30, 2001, and pay a prepayment fee of $1.3 million.

        Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial covenants relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of June 30, 2001, the Company was in compliance with all such covenants.

LIQUIDITY AND CAPITAL RESOURCES (continued)

        At June 30, 2001, the Company had working capital of $99.8 million and availability under its bank credit facility of approximately $75.0 million. The availability under the bank credit facility is calculated weekly and based upon the working capital of TPSI.

        The Company believes that its current working capital position; future cash provided by operating activities; available borrowing capacity under the bank credit facility and the Master Shelf Agreement; and its relationship with institutional lenders and equity investors should enable the Company to meet its planned capital requirements.

        Capital expenditures anticipated for the fiscal year ending June 30, 2002 are estimated to be $4.5 million for terminal and pipeline facilities, and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which the Company identifies and evaluates; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services the Company provides; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Condensed Pro Forma Financial Information

The following unaudited condensed pro forma balance sheet as of June 30, 2001 includes the pro forma adjustments to give effect as of that date to the receipt of the proceeds from the sales of NORCO and Little Rock and the use of the proceeds to reduce the long-term debt. The following unaudited condensed pro forma statements of operations for the year ended June 30, 2001 assume that NORCO and Little Rock were disposed of as of July 1, 2000 and eliminates the historical results of operations of NORCO and Little Rock from the historical operations of TransMontaigne for the year ended June 30, 2001 and the interest expense related to the long-term debt that was repaid with the proceeds. The following pro forma information should be read in conjunction with the related historical financial information and is not necessarily indicative of the results of operations that would actually have occurred had these transactions been consummated on the dates or for the periods indicated , or which may occur in the future.

TransMontaigne Inc. and Subsidiaries
Condensed Pro Forma Balance Sheet
June 30, 2001 (Unaudited)
(In thousands)

Assets	Historical	Pro Forma Adjustments		Pro Forma

Current assets:
Cash and cash equivalents	$13,759			13,759
Trade accounts receivable, net	79,050			79,050
Inventories	155,249			155,249
Unrealized gains on energy related contracts	41,419			41,419
Receivable for disposed assets	29,033	(29,033)	1)	—
Prepaid expenses and other	4,130			4,130

	322,640	(29,033)		293,607

Property, plant and equipment:
Land	15,181	(1,242)	1)	13,939
Plant and equipment	343,076	(58,211)	1)	284,865
Accumulated depreciation	(54,025)	9,562	1)	(44,463)

	304,232	(49,891)		254,341

Investments and other assets:
Investments in petroleum related assets	47,760			47,760
Deferred tax assets, net	12,944			12,944
Deferred debt issuance costs, net	4,667			4,667
Other assets, net	2,977			2,977

	68,348	—		68,348

	$695,220	(78,924)		616,296

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$73,749			73,749
Inventory due under exchange agreements	76,754			76,754
Unrealized losses on energy related contracts	27,726			27,726
Excise taxes payable	32,025			32,025
Other accrued liabilities	12,591			12,591
Current portion of long-term debt	—			—

	222,845	—		222,845

Long-term debt	130,000	(90,783)	1)	39,217

Stockholders' equity:
Series A Convertible Preferred stock	174,825			174,825
Common stock	318			318
Capital in excess of par value	205,256			205,256
Unearned compensation	(2,465)			(2,465)
Accumulated deficit	(35,559)	11,859	1)	(23,700)

	342,375	11,859		354,234

	$695,220	(78,924)		616,296

See accompanying notes to condensed pro forma financial statements.

TransMontaigne Inc. and Subsidiaries
Condensed Pro Forma Statement of Operations
Year Ended June 30, 2001 (Unaudited)
(In thousands)

		Pro Forma Adjustments
	TransMontaigne Historical	Less NORCO Historical		Less Little Rock Historical		TransMontaigne Pro Forma

Revenues:	$5,223,157	16,963		4,676		5,201,518

Costs and expenses:
Product costs	5,112,852					5,112,852
Operating expenses	36,415	9,849		898		25,668
Selling, general and administrative	34,072	647				33,425
Depreciation and amortization	19,510	3,043		408		16,059

	5,202,849	13,539		1,306		5,188,004

Operating income (loss)	20,308	3,424		3,370		13,514

Other income (expenses):
Interest and dividend income	4,874					4,874
Gain on disposition of assets, net	22,146			22,146	1)	—
Loss on interest rate swap	(2,667)					(2,667)
Interest expense	(16,814)	(5,187	) 2)	(2,439	) 2)	(9,188)
Other financing costs	(9,843)					(9,843)

	(2,304)	(5,187)		19,707		(16,824)

Earnings (loss) before income taxes	18,004	(1,763)		23,077		(3,310)

Income tax (expense) benefit	(6,666)	670	3)	(8,769	) 3)	1,433

Net earnings (loss)	11,338	(1,093)		14,308		(1,877)

Preferred stock dividends	(8,963)					(8,963)

Net earnings (loss) attributable to common stockholders	$ 2,375	(1,093)		14,308		(10,840)

Proceeds		$61,750		29,033

EBITDA	$ 42,878	6,467		3,778		32,633

Adjusted EBITDA	$ 61,196	6,467		3,778		50,951

Notes to condensed pro forma financial statements

The following pro forma adjustments have been made to the condensed balance sheet of TransMontaigne at June 30, 2001, and to the condensed statements of operations for the year ended June 30, 2001:

1)	To record the receipt of proceeds from the sale of NORCO and the receipt of proceeds from the sale of Little Rock and the reduction of long-term debt from the application of the proceeds.
2)	To adjust interest expense for the year ended to reflect the pro forma use of the proceeds to reduce long-term debt as of the beginning of the period.
3)	To record the income tax effects of the elimination of NORCO and Little Rock historical results and the pro forma adjustments at an assumed effective income tax rate of 38%.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors, which could cause actual results to differ materially from those in the forward-looking statements, include:

•	that the Company will expand its business
•	that the Company will generate net operating margins from high sales volumes
•	that the Company will generate net operating margins affected by price volatility of Products purchased and sold
•	that the Company will enter into transactions with counterparties having the ability to meet their financial commitments to the Company
•	that the Company will incur unanticipated costs in complying with current and future environmental regulations
•	that the Company will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services
•	that the Company will acquire strategically located operating facilities from third parties
•	that the Company will generate working capital internally, or have the ability to access debt and equity resources, to meet its capital requirements.

NEW ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, and establishes that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company is required to adopt provisions of SFAS No. 141 immediately and SFAS No. 142 effective July 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company does not expect the impact of adopting SFAS Nos. 141 and 142 to be significant.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

        SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

NEW ACCOUNTING STANDARDS (continued)

        The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending September 30, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this statement at the date of this report.

ITEM 7A.         QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

        The Company is exposed to market risk through changes in commodity prices and interest rates as discussed below. The Company has no foreign exchange risks. Risk management policies have been established by the Risk Management Committee ("RMC") to monitor and control these market risks. The RMC is comprised primarily of senior executives. The RMC has responsibility for oversight with respect to all product risk management policies and the Audit Committee approves the financial exposure limits.

Commodity Risk

        The Company's earnings, cash flow and liquidity may be affected by a variety of factors beyond its control, including the supply of, and demand for Products. Demand for Products depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, Products experience price volatility, which directly impacts the Company's revenues and Product costs. The operating margins of the Company are not impacted as much by the absolute price of the commodities as they are by the impact that the absolute price has upon supply and demand and the related movement of Products.

        The Company has developed risk management strategies to mitigate the risk associated with petroleum price volatility on its Product inventories. The Company believes these strategies are integral to its risk policies since Product inventories are required to effectively operate the Company's product supply, distribution and marketing operations and such inventories are expected to be purchased, sold and carried over extended periods of time in the ordinary course of business.

        The Company mitigates exposure to commodity price fluctuations by maintaining a balanced position of future commitments for Product purchases and sales, either in the physical commodity market or the derivative commodity markets. The Company's strategies are intended to minimize the impact of Product prices volatility on profitability and generally involve the purchase and sale of exchange-traded, energy futures and options. To a lesser extent, the Company enters into energy swap agreements, such as crack spreads, when they better match specific price movements in the Company's markets. These strategies are designed to minimize, on a short-term basis, the Company's exposure to the risk of fluctuations in Product margins. The barrels of Products covered by such contracts vary and are closely managed and subject to internally established risk guidelines.

Commodity Risk (continued)

        In connection with its Products supply, distribution and marketing commercial operations, the Company engages in price risk management activities. The Company's price risk management activities are energy-trading activities as defined by Emerging Issues Task Force Consensus 98-10 (EITF 98-10), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As such, the financial instruments utilized are marked to market in accordance with the guidance set forth in EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs, and are shown as "Unrealized gain or loss on energy related contracts" in the Consolidated Balance Sheets. Unrealized gains and losses from newly originated contracts, contract restructurings and the impact of price movements are included in operating income. Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly initiated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

        Contractual commitments are subject to risks relating to market value fluctuations, as well as counterparty credit and liquidity risk. The Company has established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master net out arrangements, letters of credit and other guarantees.

Interest Rate Risk

        At June 30, 2001, the Company had outstanding $25 million principal amount of 7.85% Senior Notes due April 17, 2003, and $25 million principal amount of 7.22% Senior Notes due October 17, 2004. Subsequent to June 30, 2001, the Company paid off the $25 million 7.85% Senior Note with the proceeds from the sale of the Little Rock terminal.

        At June 30, 2001, the Company had outstanding $80 million under a variable interest rate revolving credit agreement. The Company is exposed to risk resulting from changes in interest rates as a result of the variable-rate debt associated with this bank credit facility. The interest rate is based upon the Company's option of either the lender's Alternate Base Rate, plus a spread, or LIBOR, plus a spread, in effect at the time of the borrowings and is adjusted monthly, bi-monthly, quarterly or semi-annually. Utilizing the balance of variable interest rate debt outstanding at June 30, 2001, and assuming market interest rates increase or decrease 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.8 million.

        In August 1999, the Company entered into two "periodic knock-out" swap agreements with money center banks to offset the exposure of an increase in variable interest rates on the Company's bank debt. Each swap was for a notional value of $150 million and was for a term expiring in August 2003. The swaps settle monthly, contain a knockout level on the one month LIBOR at or above 6.75%, and have a fixed interest rate of 5.48%. The swaps provide that the Company pay a fixed interest rate of 5.48% on $300 million notional amount in exchange for a variable rate based on LIBOR so long as the one month LIBOR interest rate does not rise above 6.75%. If the one month LIBOR rate rises above 6.75%, the swap knocks out and no payments are due under the agreements until such time as the one month LIBOR rate declines below 6.75%. Prior to June 30, 2000, proceeds from the swap agreements were recorded as a reduction in interest expense as the swaps were designated as hedges against the changes in interest rates.

Interest Rate Risk (continued)

        As a result of the significant reduction in the variable rate debt during the fiscal year ended June 30, 2000 and with the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, on June 30, 2000, the swaps were no longer designated as hedges. These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of income, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair market value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings. As a result, the Company recorded the approximately $1.6 million fair market value of the two swap agreements in the June 30, 2000 balance sheet in other assets, and the Company recorded a corresponding unrealized gain of $1.6 million. In August of 2000, the Company completed the sale of one of the swap agreements, recognizing no gain or loss on the sale. As of June 30, 2001, the fair market value of the remaining swap agreement is a liability of $3.1 million, which is recorded in other liabilities. For the year ended June 30, 2001, the Company recorded an unrealized (non-cash) loss on the interest rate swap of $3.6 million which was offset by a realized (cash) gain $0.9 million to arrive at a net loss on the interest rate swap of $2.7 million for the fiscal year ended June 30, 2001.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements are included herein beginning on the following page.

Independent Auditors' Report

The Board of Directors and Stockholders
TransMontaigne Inc.:

We have audited the accompanying consolidated balance sheets of TransMontaigne Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransMontaigne Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

  KPMG LLP

  Denver, Colorado
  September 19, 2001

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Consolidated Balance Sheets
  June 30, 2001 and 2000
  (In thousands, except share amounts)

Assets	June 30, 2001	June 30, 2000

Current assets:
Cash and cash equivalents	$13,759	53,938
Trade accounts receivable, net	79,050	117,739
Inventories	155,249	240,867
Unrealized gains on energy related contracts	41,419	16,038
Receivable from sale of assets	29,033	—
Prepaid expenses and other	4,130	6,074

	322,640	434,656

Property, plant and equipment:
Land	15,181	15,885
Plant and equipment	343,076	345,052
Accumulated depreciation	(54,025)	(38,710)

	304,232	322,227

Investments and other assets:
Investments in petroleum related assets	47,760	46,152
Deferred tax assets, net	12,944	19,168
Deferred debt issuance costs, net	4,667	10,274
Other assets, net	2,977	2,095

	68,348	77,689

	$695,220	834,572

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$73,749	103,685
Inventory due under exchange agreements	76,754	125,258
Unrealized losses on energy related contracts	27,726	30,376
Excise taxes payable	32,025	27,582
Other accrued liabilities long-term debt	12,591	8,578
Current portion of long-term debt	—	4,370

	222,845	299,849

Long-term debt	130,000	202,625

Stockholders’ equity:
Series A Convertible Preferred stock, par value $1,000 per share, authorized 2,000,000 shares, issued and outstanding 174,825
shares at June 30, 2001, and 170,115 shares at
June 30, 2000, liquidation preference of $174,825	174,825	170,115
Common stock, par value $.01 per share, authorized
80,000,000 shares, issued and outstanding 31,834,669 shares at
June 30, 2001 and 30,730,524 shares at June 30, 2000	318	307
Capital in excess of par value	205,256	201,075
Unearned compensation	(2,465)	(1,465)
Accumulated deficit	(35,559)	(37,934)

	342,375	332,098

	$695,220	834,572

  See accompanying notes to consolidated financial statements.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Consolidated Statements of Operations
  Years Ended June 30, 2001, 2000 and 1999
  (In thousands, except per share amounts)

	Year ended June 30, 2001	Year ended June 30, 2000	Year ended June 30, 1999

Revenues:	$5,223,157	5,071,354	3,047,061

Costs and expenses:
Product costs	5,112,852	4,956,223	2,942,187
Operating expenses	36,415	41,534	28,490
Impairment of long lived assets	–	50,136	–
Selling, general and administrative	34,072	41,680	29,430
Depreciation and amortization	19,510	22,344	16,775

	5,202,849	5,111,917	3,016,882

Operating income (loss)	20,308	(40,563)	30,179

Other income (expenses):
Dividend income from and equity in earnings of petroleum related investments	3,060	1,590	1,749
Interest income	1,814	2,419	1,920
Gain on disposition of assets, net	22,146	13,930	–
Gain (loss) on interest rate swap	(2,667)	1,560	–
Interest expense	(16,814)	(28,527)	(25,495)
Other financing costs	(9,843)	(7,513)	(4,959)

	(2,304)	(16,541)	(26,785)

Earnings (loss) before income taxes	18,004	(57,104)	3,394

Income tax benefit (expense)	(6,666)	19,167	(1,455)

Net earnings (loss)	11,338	(37,937)	1,939

Preferred stock dividends	(8,963)	(8,506)	(2,274)

Net earnings (loss) attributable to common stockholders	$2,375	(46,443)	(335)

Weighted average common shares outstanding:
Basic	31,448	30,599	28,972

Diluted	31,569	30,599	28,972

Earnings (loss) per common share
Basic	$0.08	(1.52)	(0.01)

Diluted	$0.08	(1.52)	(0.01)

  See accompanying notes to consolidated financial statements.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Consolidated Statements of Stockholders’ Equity
  Years Ended June 30, 2001, 2000 and 1999
  (In thousands)

	Preferred stock	Common stock	Capital in excess of par value	Unearned compensation	Retained earnings (accumulated deficit)	Total

Balance at June 30, 1998	$ —	260	136,780	(618)	8,844	145,266
Preferred stock issued in connection with stock purchase agreements	170,115	—	—	—	—	170,115
Costs related to issuance of preferred stock	—	—	(327)	—	—	(327)
Common stock issued for options exercised	—	—	84	—	—	84
Common stock issued for services	—	—	93	—	—	93
Net tax benefit arising from stock based compensation	—	—	63	—	—	63
Unearned compensation related to restricted stock awards	—	—	162	(162)	—	—
Amortization of unearned compensation	—	—	—	780	—	780
Common stock issued in acquisition of Louis Dreyfus Energy Corp.	—	45	60,390	—	—	60,435
Common stock repurchased and retired	—	—	(123)	—	—	(123)
Preferred stock dividends	—	—	—	—	(2,274)	(2,274)
Net earnings	—	—	—	—	1,939	1,939

Balance at June 30, 1999	170,115	305	197,122	—	8,509	376,051
Common stock issued for options exercised	—	—	136	—	—	136
Net tax expense arising from stock based compensation	—	—	(68)	—	—	(68)
Unearned compensation related to restricted stock awards	—	2	1,863	(1,865)	—	—
Amortization of unearned compensation	—	—	—	400	—	400
Compensation expense related to extension of exercise period of options	—	—	2,022	—	—	2,022
Preferred stock dividends	—	—	—	—	(8,506)	(8,506)
Net loss	—	—	—	—	(37,937)	(37,937)

Balance at June 30, 2000	170,115	307	201,075	(1,465)	(37,934)	332,098
Common stock issued for options and warrants exercised	—	6	1,891	—	—	1,897
Net tax expense arising from stock based compensation	—	—	(5)	—	—	(5)
Unearned compensation related to restricted stock awards	—	5	2,295	(2,300)	—	—
Amortization of unearned compensation	—	—	—	1,300	—	1,300
Preferred stock dividends	4,710	—	—	—	(8,963)	(4,253)
Net earnings	—	—	—	—	11,338	11,338

Balance at June 30, 2001	$ 174,825	318	205,256	(2,465)	(35,559)	342,375

            See accompanying notes to consolidated financial statements.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Consolidated Statements of Cash Flows
  Years Ended June 30, 2001, 2000 and 1999
  (In thousands)

	Year Ended June 30, 2001	Year Ended June 30, 2000	Year Ended June 30, 1999
Cash flows from operating activities:
Net earnings (loss)	$ 11,338	(37,937)	1,939
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	19,510	22,344	16,775
Equity in earnings of investments	95	—	—
Deferred tax expense (benefit)	6,224	(19,948)	1,353
Income tax expense (benefit) related to stock based compensation	(5)	(68)	63
Gain on disposition of assets	(22,146)	(13,930)	—
Impairment of long lived assets	—	50,136	—
Amortization of unearned compensation	1,300	400	780
Amortization of deferred debt issuance cost	7,386	7,625	3,641
Compensation expense related to extension of exercise period on options	—	2,022	—
Other	—	316	92
Changes in operating assets and liabilities, net of non-cash activities:
Trade accounts receivable	38,689	56,383	(12,711)
Inventories	85,618	127,891	(134,241)
Prepaid expenses and other	1,944	(1,719)	(1,636)
Trade accounts payable	(29,936)	(58,795)	56,393
Net change in unrealized gain/loss on energy related contracts	(28,031)	32,783	(18,445)
Inventory due under exchange agreements	(48,504)	99,467	23,060
Excise taxes payable and other accrued liabilities	8,456	2,116	(5,924)

Net cash provided (used) by operating activities	51,938	269,086	(68,861)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,841)	(61,264)	(137,556)
Proceeds from sale of assets	1,439	137,357	6
Acquisition of Louis Dreyfus Energy Corp.	—	—	(293,057)
Investment in West Shore Pipe Line Company	—	—	(35,961)
Costs related to acquisitions	—	—	(699)
Decrease (increase) in other assets, net	(2,585)	249	227

Net cash provided (used)by investing activities	(10,987)	76,342	(467,040)

Cash flows from financing activities:
Borrowings (repayments) of long-term debt, net	(76,995)	(290,677)	368,700
Deferred debt issuance costs	(1,779)	(6,370)	(13,562)
Preferred stock issued for cash	—	—	170,115
Costs related to issuance of preferred stock	—	—	(327)
Common stock issued for cash	1,897	136	84
Common stock repurchased and retired	—	—	(123)
Preferred stock dividends paid	(4,253)	(8,506)	(2,274)

Net cash provided (used) by financing activities	(81,130)	(305,417)	522,613

Increase (decrease) in cash and cash equivalents	(40,179)	40,011	(13,288)
Cash and cash equivalents at beginning of year	53,938	13,927	27,215

Cash and cash equivalents at end of year	$ 13,759	53,938	13,927

  See accompanying notes to consolidated financial statements.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Consolidated Statements of Cash Flows (continued)
  Years Ended June 30, 2001, 2000 and 1999
  (In thousands)

	Year Ended June 30, 2001	Year Ended June 30, 2000	Year Ended June 30, 1999
Supplemental disclosures of cash flow information:
Acquisition of Louis Dreyfus Energy Corp. ("LDEC"):

Fair value of assets acquired	$–	–	456,990
Fair value of liabilities assumed	–	–	(103,498)

	–	–	353,492
Fair value of common stock issued	–	–	(60,435)

Cash paid in acquisition	$–	–	293,057

Sale of Little Rock facilities:

Proceeds receivable	$29,033	–	–
Assets disposed	(6,162)	–	–
Liabilities recorded	(725)	–	–
Gain on disposition	(22,146)	–	–

Cash received from sale	$–	–	–

  See accompanying notes to consolidated financial statements.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(1)	Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

TransMontaigne Inc., a Delaware corporation, ("TransMontaigne" or the "Company") provides a broad range of integrated supply, distribution, marketing, terminaling, storage and transportation services to refiners, distributors, marketers and industrial end-users of products, chemicals, crude oil and other bulk liquids ("Products") in the midstream sector of the petroleum and chemical industries. The Company is a holding company that conducts the majority of its operations through wholly owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Northeast regions of the United States.

The Company's commercial operations are divided into supply, distribution and marketing of Products, and terminals and pipelines. The Company, through a wholly owned subsidiary, historically provided selected natural gas services including the gathering, processing, fractionating and marketing of natural gas liquids ("NGL") and natural gas. This subsidiary was divested as of December 31, 1999.

Principles of Consolidation and Use of Estimates

The accounting and financial reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the current year's presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(1)	Summary of Significant Accounting Policies (continued)

Inventories

Inventories consist of Products stated at market.

Products due from third parties under exchange agreements are included in inventory and recorded at current replacement cost. Products due to third parties under exchange agreements are recorded at current replacement cost. Adjustments resulting from changes in current replacement cost for Products due to or from third parties under exchange agreements are reflected in Product costs. The exchange agreements are typically for a term of 30 days and are generally settled by delivering Product to or receiving Product from the party to the exchange.

The Company's Risk Management Committee reviews the total inventory and risk position on a regular basis in order to ensure compliance with the Company's inventory management policies, including hedging and trading activities. The Company has adopted policies under which changes to its net inventory position subject to price risk requires the prior approval of the Audit Committee.

Property, Plant and Equipment

Depreciation is computed using the straight-line and double-declining balance methods. Estimated useful lives are 20 to 25 years for plant, which includes buildings, storage tanks, and pipelines and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase capacity, or extend useful lives are capitalized. Routine repairs and maintenance are expensed. Computer software costs are capitalized and amortized over their useful lives, generally not to exceed 5 years. The costs of installing certain enterprise wide information systems are amortized over periods not exceeding 10 years. The Company capitalizes interest on major projects during construction.

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the bank credit facility and the senior subordinated debentures and are amortized on the interest method over the term of the underlying debt instrument.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(1)	Summary of Significant Accounting Policies (continued)

Environmental Expenditures

The Company accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Liabilities for environmental costs at a specific site are initially recorded when the Company's liability for such costs, including direct internal and legal costs, is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Company's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, alternatives available and the evolving nature of environmental laws and regulations.

Accounting for Price Risk Management

In connection with its products supply, distribution and marketing commercial operations, the Company engages in price risk management activities. The Company's price risk management activities are energy-trading activities as defined by Emerging Issues Task Force Consensus 98-10 (EITF 98-10), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As such, the financial instruments utilized are marked-to-market in accordance with the guidance set forth in EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs, and are shown as "Unrealized gains or losses on energy related contracts" in the Consolidated Balance Sheet. Unrealized gains and loss from newly originated contracts, contract restructurings and the impact of price movements are included in operating income. Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly initiated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

Contractual commitments are subject to risks including market value fluctuations as well as counterparty credit and liquidity risk. The Company has established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master netting arrangements, letters of credit and other guarantees.

The cash flow impact of financial instruments and these risk management activities are reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows.

Earnings Per Common Share

Basic earnings per common share have been calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and the exercise of all stock options and warrants with exercise prices less than the average market price of the common stock during the period, using the treasury stock method.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(1)	Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, and establishes that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt provisions of SFAS No. 141 immediately and SFAS No. 142 effective July 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company does not expect the impact of adopting SFAS Nos. 141 and 142 to be significant.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending September 30, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this statement at the date of this report.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(2)	Dispositions

Effective June 30, 2001, the Company sold two petroleum distribution facilities in Little Rock, Arkansas to Williams Energy Partners L.P. for $29.0 million. The cash proceeds from the sales transaction were received subsequent to June 30, 2001. The Company realized a net gain of approximately $22.1 million on the sale. The proceeds from the sale were used to repay long-term debt subsequent to June 30, 2001.

Effective December 31, 1999, the Company sold its natural gas gathering subsidiary, Bear Paw Energy Inc., ("BPEI") for cash consideration of $107.5 million, plus $23.7 million of retroactive reimbursement for all of the capital expenditures made by the Company on BPEI's newly constructed Powder River coal seam gathering system from July 1, 1999 to December 31, 1999. This disposition resulted in an approximate $16.6 million net gain. The $131.2 million of sale proceeds were used to reduce long-term debt and for general corporate purposes.

(3)	Acquisitions

On May 31, 2000, the Company acquired from Chevron U.S.A., Inc. two Products terminals located in Richmond and Montvale, Virginia for approximately $3.2 million. These facilities are interconnected to the Colonial and Plantation pipeline systems and include approximately 0.5 million barrels of storage capacity.

On June 30, 1999, the Company acquired from Amerada Hess Corporation, the Hess Southeastern Pipeline Network ("Hess Terminals") for approximately $66.2 million and related Products inventory for approximately $32.5 million. The Hess Terminals, which are interconnected to the Colonial and Plantation pipeline systems, include approximately 5.3 million barrels of storage capacity at 11 storage and terminal facilities and 36 miles of proprietary pipelines.

On December 3, 1998, the Company acquired from SUNOCO, Inc. a Products terminal located on the Hudson River at Rensselaer, near Albany, New York for approximately $5.2 million. The Rensselaer terminal facility includes approximately 0.5 million barrels of storage capacity, 3 truck-loading racks and a dock capable of handling both barges and ocean going tankers.

On October 30, 1998, the Company acquired all of the common stock of Louis Dreyfus Energy Corporation "LDEC" for approximately $161.0 million, including $100.6 million in cash and 4.5 million shares of the Company common stock valued at $60.4 million. In addition, the Company acquired LDEC's working capital for $192.5 million cash. The LDEC acquisition included 24 Products terminal and storage facilities, of which 7 are wholly-owned and 17 are owned jointly with BP Oil Company, together with its supply, distribution and marketing business. These facilities are located in 9 states in the Southern and Eastern regions of the United States, have approximately 4.2 million barrels of storage capacity, and are supplied primarily by the Colonial and Plantation pipeline systems.

On July 29, 1998, the Company acquired all of the common stock of Statia Terminals Southwest, Inc. ("Southwest Terminal") for $6.5 million. The acquisition included terminal, storage and loading facilities at the Port of Brownsville, Texas with over 1.6 million barrels of storage capacity, 12 truck rack loading bays, connections to barge and tanker loading facilities and the exclusive use of 5 railroad spur lines with a total of 32 railroad car loading spots.

The Company accounted for these acquisitions using the purchase method of accounting as of the effective date of each transaction. Accordingly, the purchase price of each transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(4)	Inventories (in thousands)

	June 30, 2001	June 30, 2000

Refined petroleum products	$78,495	115,609
Refined petroleum products due under exchange agreements, net	76,754	125,258

	$155,249	240,867

The Company manages inventory by utilizing risk and portfolio management disciplines, including certain hedging strategies, forward purchases and sales, swaps and other financial instruments to manage market exposure. In managing inventory balances and related financial instruments, management evaluates the market exposure from an overall portfolio basis that considers both continuous movement of inventory balances and related open positions in commodity trading instruments.

The Company's refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory, including line fill and tank bottoms, is required to be held for operating balances in the conduct of the Company's daily supply, distribution and marketing activities, and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties. As of June 30, 2001, this portion of the Company's inventory (the minimum inventory) was determined to be 2.0 million barrels. It is the Company's policy not to hedge the price risk associated with its minimum inventory. As a result, changes in the market value of the minimum inventory are marked-to-market and are reflected as an increase or decrease in the carrying value of the minimum inventory, with the corresponding unrealized gain or loss recognized in operating income. The unrealized loss on minimum inventory was $18.3 million for the year ended June 30, 2001, and the Company reported an unrealized gain of $13.2 million for the fiscal year ended June 30, 2000.

(5)	Property, Plant and Equipment

Property, plant and equipment at June 30, 2001 and 2000 is as follows (in thousands):

	June 30, 2001	June 30, 2000

Land	$15,181	15,885
Pipelines, rights of way and equipment	36,776	36,369
Terminals and equipment	289,715	291,896
Other plant and equipment	16,585	16,787

	358,257	360,937
Less accumulated depreciation	54,025	38,710

	$304,232	322,227

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(6)	Investments

The Company, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company ("Lion"). At June 30, 2001 and June 30, 2000, the Company's investment in Lion, carried at cost, was approximately $10.1 million. The Company recorded dividend income of approximately $0.8 million from Lion during the year ended June 30, 2001, none during the year ended June 30, 2000, and $0.4 million during the year ended June 30, 1999.

The Company, through its wholly-owned subsidiary, TransMontaigne Pipeline Inc., owns 20.38% of the common stock of West Shore Pipeline Company ("West Shore") at June 30, 2001. Although the Company owns 20.38%, it does not maintain effective management control and therefore carries its $35.9 million investment at cost. The Company recorded dividend income from West Shore of approximately $2.2 million during the year ended June 30, 2001, $1.6 million during the year ended June 30, 2000, and $1.4 million during the year ended June 30, 1999.

In August 2000, the Company converted its note receivable and accrued interest from ST Oil Company into an equity ownership position. At June 30, 2001, the Company's investment in ST Oil Company was approximately $1.7 million, representing a 30.02% equity ownership in ST Oil Company. The Company recorded $0.1 million in equity income for the year ended June 30, 2001.

(7)	Impairment of Long-Lived assets

There were no impairment charges on long-lived assets for the fiscal year ended June 30, 2001. Impairment charges on long-lived assets for the fiscal year ended June 30, 2000 totaled $50.1 million, before income taxes. The charges include $31.9 million relating to certain of the Company's refined petroleum product terminals acquired in the 1998 acquisition of LDEC and $18.2 million relating to certain intangible assets recorded as a result of the same acquisition. In accordance with generally accepted accounting principles, the Company is required to review the book values of long-lived assets for impairment. In calculating this impairment charge, the Company applied SFAS 121 in estimating future cash flows by terminal, discounting those estimated future cash flows at a 10% rate, which approximates the Company's cost of capital, and then comparing the discounted future cash flows to the net book value of each terminal. The impairment charges resulted from the change in the planned use of certain terminals and the abandonment of a pipeline that supplied one terminal, thereby significantly impacting the economic viability of such terminals. Each of these factors reduced or eliminated future cash flows. The $31.9 million impairment charge for the terminals reduced the book value of the assets to their estimated fair market value.

The additional $18.2 million impairment charge for the intangible assets represented the unamortized balance of the intangible assets. Management's review of the market location differentials associated with those intangible assets showed that the Company received little or no value from those assets in the period ended June 30, 2000.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(8)	Long-term Debt

Long-term debt at June 30, 2001 and 2000 is as follows (in thousands):

	June 30, 2001	June 30, 2000

Line of credit	$80,000	155,000
Senior promissory notes	50,000	50,000
12.75% senior subordinated debentures, net of discount	—	1,995

	130,000	206,995
Less current maturity	—	4,370

	$130,000	202,625

The Company amended its bank credit facility and Master Shelf Agreement effective December 31, 1999. The Company's bank credit facility consisted of a $395 million credit facility that included a $300 million revolving component due December 31, 2003 and a $95 million term component due June 30, 2006. The term component required quarterly principal payments, which began in September 2000 and was paid in full on June 29, 2001 and terminated. Borrowings under the credit facility bear interest, based upon the Company's option, at either the lender's Alternate Base Rate, plus a spread or LIBOR, plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. On March 30, 2001, the bank credit facility was amended to adjust certain covenants and reduce the $300 million revolving component to $240 million effective July 1, 2001. As a result of the amendment and resulting reduction in the borrowing facility, an additional $1.0 million of deferred debt issuance costs were expensed in the fiscal year ended June 30, 2001, and $0.7 million in deferred debt issuance costs were recorded related to the amendment.

In April 1997, the Company entered into a Master Shelf Agreement with an institutional lender. On April 17, 1997 and December 16, 1997, the Company sold $50 million of 7.85% and $25 million of 7.22% Senior Notes due April 17, 2003 and October 17, 2004, respectively. On January 20, 2000, the Company repaid $25 million of 7.85% Senior Notes with a portion of the proceeds from the sale of BPEI.

Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of June 30, 2001, the Company was in compliance with all such tests contained in the amended agreements.

As of June 30, 2001, the Company had redeemed all of its 12.75% senior subordinated debentures. In conjunction with the issuance of these debentures, the Company issued warrants to purchase 248,686 shares of its common stock at $3.60 per share. On December 15, 1999 the Company redeemed $2.0 million of the debentures. On December 15, 2000, the Company redeemed $1.1 million of these debentures and $0.9 million of these debentures were applied against the exercise price of warrants exercised by the holder.

On June 29, 2001, the bank term loan was repaid. Upon repayment of the bank term loan and upon the sale of the Little Rock terminal, the Company agreed to repay $25 million of Senior Notes. As a result, the Company expensed $2.9 million of deferred debt issuance costs in fiscal year 2001 relating to the bank term loan and the Senior Notes. The Company also recorded in fiscal year 2001 $1.3 million of prepayment charges associated with paying off the Senior Notes.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(8)	Long-term Debt (continued)

The average interest rate under the bank credit facility was 6.6% and 9.8% at June 30, 2001 and 2000, respectively. Cash payments for interest were approximately $18.6 million, $26.2 million and $25.2 million for the years ended June 30, 2001, 2000 and 1999, respectively.

Maturities of long-term debt are as follows (in thousands):

Year ended:
June 30, 2004	$105,000
June 30, 2005	25,000

$130,000

In August 1999, the Company entered into two "periodic knock-out" swap agreements with money center banks to offset the exposure of an increase in variable interest rates on the Company's bank debt. Each swap was for a notional value of $150 million and was for a term expiring in August 2003. The swaps settle monthly, contain a knockout level on the one month LIBOR at or above 6.75%, and have a fixed interest rate of 5.48%. The swaps provide that the Company pay a fixed interest rate of 5.48% on $300 million notional amount in exchange for a variable rate based on LIBOR so long as the one month LIBOR interest rate does not rise above 6.75%. If the one month LIBOR rate rises above 6.75%, the swap knocks out and no payments are due under the agreements until such time as the one month LIBOR rate declines below 6.75%. Prior to June 30, 2000, proceeds from the swap agreements were recorded as a reduction in interest expense as the swaps were designated as hedges against the changes in interest rates.

As a result of the significant reduction in the variable rate debt during the fiscal year ended June 30, 2000 and with the adoption of SFAS 133 on June 30, 2000, the swaps were no longer designated as hedges. The Company recorded the approximately $1.6 million fair market value of the two swap agreements in the June 30, 2000 balance sheet in other assets, and the Company recorded a corresponding unrealized gain of $1.6 million. In August of 2000, the Company completed the sale of one of the swap agreements, recognizing no gain or loss on the sale. As of June 30, 2001, the fair market value of the remaining swap agreement is a liability of $3.1 million, which is recorded in other liabilities. For the year ended June 30, 2001, the Company recorded an unrealized loss on the interest rate swap of $3.6 million which was offset by a realized gain $0.9 million to arrive at a net loss on the interest rate swap of $2.7 million for the fiscal year ended June 30, 2001.

(9)	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2001 and 2000.

Cash and Cash Equivalents, Trade Receivables and Trade Accounts Payable
The carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt
The carrying value of the line of credit approximates fair value since it bears interest at current market interest rates.

The carrying values of the senior promissory notes approximate fair value since the interest rates approximate the current market rates for similar debt instruments.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(10)	Stockholders' Equity

On March 25, 1999 and March 30, 1999, the Company closed a private placement of $170.1 million of $1,000 Series A Convertible Preferred Stock Units (the "Units"). Each Unit consists of one share of 5% convertible preferred stock (the "Preferred Stock"), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividends are payable in either cash or additional preferred shares. If the dividends are paid-in-kind with additional preferred shares, the number of additional preferred shares issued in lieu of a cash payment is determined by multiplying the cash dividend that would have been paid by 110%. During the year ended June 30, 2001, the Company elected to pay-in-kind a portion of the preferred dividends. For the year ended June 30, 2001, cash dividend payments were $4.3 million and paid-in-kind payments were $4.7 million. For the year ended June 30, 2000 and 1999 cash dividend payments were $8.5 million and $2.3 million, respectively.

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

(11)	Restricted Stock Plan

The Company has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. During the year ended June 30, 2001, the Company's Board of Directors awarded 512,680 shares of restricted stock of which 483,660 were outstanding at June 30, 2001. Of the amount issued, 261,280 shares were issued to employees in exchange for the cancellation of 1,681,300 stock options with exercise prices ranging from $11.00 to $17.25 per share that had been issued to the employees in prior years. Amortization of unearned compensation of approximately $1.3 million, $0.4 million and $0.8 million are included in selling, general and administrative expense for the fiscal years ended June 30, 2001, June 30, 2000 and June 30, 1999, respectively.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(12)	Stock Options

The Company has adopted three stock option plans, (the “1991 Plan”, the “1995 Plan” and the “1997 Plan”) under which stock options may be granted to employees. Options to purchase 3,000 and 47,500 shares of stock are available to be granted under the 1991 and the 1995 Plan, respectively. Options granted under the 1991 and the 1997 Plan expire no later than ten years from the date of grant and options under the 1995 Plan expire no later than seven years from the date of grant. At June 30, 2001, options granted under the 1991 Plan and 1995 Plan and those granted through July 1998 under the 1997 Plan have vested. Options granted subsequent to March 25, 1999 under the 1997 Plan vest 10% after the end of the first year, 20% after the end of the second year, 30% after the end of the third year, and 40% after the end of the fourth year.

The following table summarizes information about stock options outstanding for the years ended June 30, 2001, June 30, 2000 and June 30, 1999:

	1991 Plan		1995 Plan		1997 Plan
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at June 30, 1998	22,000	$6.10	736,350	$3.70	664,000	$16.69
Granted	—	—	—	—	2,097,300	11.46
Cancelled	—	—	—	—	(17,900)	14.11
Exercised	(11,000)	6.10	(4,400)	3.91	—	—

Outstanding at June 30, 1999	11,000	6.10	731,950	3.96	2,743,400	12.71
Granted	—	—	—	—-	733,000	7.91
Cancelled	—	—	(1,000)	5.50	(577,160)	13.06
Exercised	(8,000)	6.10	(14,000)	4.30	(2,000)	13.50

Outstanding at June 30, 2000	3,000	6.10	716,950	3.95	2,897,240	11.42
Granted	—	—	—	—	750,000	3.75
Cancelled	(3,000)	6.10	(46,500)	5.38	(2,478,410)	12.22
Exercised	—	—	(372,000)	2.70	—	—

Outstanding at June 30, 2001	—	$—	298,450	$5.28	1,168,830	$4.81

Exercisable at June 30, 2001	—	$—	298,450	$5.28	81,390	$10.71

  The following table summarizes information about options outstanding at June 30, 2001:

		Options Outstanding			Options Exercisable

	Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices	Number exercisable	Weighted average exercise prices

1995 Plan	$2.70 — 5.50	298,450	1.6	$5.28	298,450	$5.28

1997 Plan	3.75 — 7.25	1,107,000	9.1	4.31	35,800	5.48
	11.00 — 13.50	40,830	3.4	12.04	24,590	12.73
	15.00 — 17.25	21,000	4.8	17.25	21,000	17.25

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(12)	Stock Options (continued)

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company’s three stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

	June 30, 2001	June 30, 2000	June 30, 1999

Net earnings (loss) attributable to
common stockholders:
As reported	$2,375	$(46,443)	$(335)
Pro forma	$2,249	$(47,721)	$(2,256)

Earnings (loss) per common share
As reported
Basic	$0.08	$(1.52)	$(0.01)
Diluted	$0.08	$(1.52)	$(0.01)
Pro forma
Basic	$0.07	$(1.56)	$(0.08)
Diluted	$0.07	$(1.56)	$(0.08)

The weighted average fair value at grant dates for options granted during the years ended June 30, 2001, 2000 and 1999 was $2.12, $3.16 and $3.75, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 2001, 2000 and 1999 were as follows: no dividend yield, expected volatility of 61%, 36% and 34%, risk-free rates of 4.95%, 5.6% and 5.4%, and expected lives of 5 years, 7 years and 7 years.

(13)	Employee Benefit Plan

The Company has established a 401(k) retirement savings plan for all employees. The plan allows participants to contribute up to 15% of their compensation, with the Company making discretionary percentage matching contributions as determined by management based upon its financial performance. Employees vest 25% per year in the Company’s contribution. The Company’s discretionary contributions for the year ended June 30, 2001, 2000 and 1999 were approximately $0.6 million, $0.8 million and $0.5 million, respectively.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(14)	Income Taxes

Income tax expense (benefit) for the following dates consist of the following (in thousands):

	June 30, 2001	June 30, 2000	June 30, 1999

Current:
Federal income taxes	$(288)	—	—
State income taxes	735	272	38

Current income taxes	447	272	38

Deferred:
Federal income taxes	5,500	(17,393)	1,267
State income taxes	719	(2,046)	150

Deferred income taxes	6,219	(19,439)	1,417

Income tax expense (benefit)	$6,666	(19,167)	1,455

Income tax expense (benefit) differs from the amount computed by applying the federal corporate income tax rate of 35% to pretax earnings as a result of the following (in thousands):

	June 30, 2001	June 30, 2000	June 30, 1999

Computed “expected”
tax expense (benefit)	$6,458	(19,415)	1,154
Increase (reduction) in income
taxes resulting from:
Adjustment of prior year’s
cumulative temporary
differences	(331)	1,858	—
State income taxes, net of
federal income tax
benefit	945	(1,171)	124
Other, net	(406)	(439)	177

Income tax expense (benefit)	$6,666	(19,167)	1,455

  TRANSMONTAIGNE INC.
  AND   SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(14)	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 are as follows (in thousands):

	June 30, 2001	June 30, 2000

Deferred tax assets:
Net operating loss carry forwards	$44,386	39,500
Reserve for bad debts	399	684
Accrual for staff reduction and relocation plan	165	456
Other non-deductible accruals	1,368	-
Amortization of debt costs, principally due to differences
in amortization methods	831	351
Intangible assets, principally due to differences in
amortization methods and impairment allowances	6,448	6,930
Unearned compensation	697	532
Alternative minimum tax credit carry forwards	335	643

Deferred tax assets	54,629	49,096

Deferred tax liabilities:
Plant and equipment, principally due to differences in
depreciation methods and impairment allowances	(41,431)	(29,439)
Investments in affiliated companies, principally due to
undistributed earnings	(254)	(489)

Deferred tax liabilities	(41,685)	(29,928)

Net deferred tax assets	$12,944	19,168

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

Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes the “more likely than not” criteria has been satisfied as of June 30, 2001 and 2000, and that the benefits of future deductible differences will be realized.

At June 30, 2001, the Company has aggregate net operating loss carry forwards for federal income tax purposes of approximately $117 million which were available to offset future federal taxable income, if any, through 2021. In addition, the Company has alternative minimum tax credit carry forwards of approximately $0.3 million available to reduce future federal regular income taxes, if any, which can be carried forward indefinitely.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(14)	Income Taxes (continued)

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

The Company paid (was refunded) federal income taxes of approximately ($0.5) million, and $0.5 million for the years ended June 30, 2000 and 1999, respectively, and state income taxes of approximately $0.7 million, $0.2 million, and $0.4 million for the years ended June 30, 2001, 2000 and 1999, respectively. There were no federal income taxes paid or refunded for the year ended June 30, 2001.

(15)	Commitments and Contingencies

The Company leases office space, real property, and storage facilities under various operating leases. The future annual minimum lease payments range from $0.9 million to $2.1 million over the next five years. The Company paid $3.0 million, $2.3 million and $3.7 million in rent expense for the years ended June 30, 2001, 2000 and 1999, respectively. In connection with the transfer of a terminal facility, the Company is liable for payments of up to $0.7 million annually through 2006 in the event minimum annual thru put volumes are not achieved at that facility.

(16)	Litigation

The Company has been a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. The Company believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(17)	Earnings Per Share

Earnings per share are calculated in accordance with SFAS 128. The following tables reconcile the computation of basic EPS and diluted EPS for the year ended June 30, 2001, 2000 and 1999 (in thousands, except per share amounts).

	June 30, 2001	June 30, 2000	June 30, 1999

Net earnings (loss)	$11,338	(37,937)	1,939
Preferred stock dividends	(8,963)	(8,506)	(2,274)

Net earnings (loss) attributable to common
stockholders for basic and diluted EPS	$2,375	(46,443)	(335)

Basic weighted average shares	31,448	30,599	28,972
Effect of dilutive securities:
Stock options	100	—	—
Stock purchase warrants	21	—	—

Diluted weighted average shares	31,569	30,599	28,972

Earnings (loss) per shares:
Basic	$0.08	(1.52)	(0.01)

Diluted	$0.08	(1.52)	(0.01)

(18)	Concentration of Credit Risk

The Company’s primary market areas are located in the Northeast, Midwest and Southeast regions of the United States. The Company has a concentration of trade receivable and exchange receivable balances due from major integrated oil companies, independent oil companies, other wholesalers, waste management companies and transportation companies. These concentrations of customers may affect the Company’s overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The Company’s customers’ historical and future credit positions are analyzed prior to extending credit. The Company manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments and guarantees. The Company maintains allowances for potential uncollectible accounts receivable, which historically have not been significant.

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(19)	Business Segments

The Company provides a broad range of integrated supply, distribution, marketing, terminaling, storage and transportation services to refiners, distributors, marketers and industrial end-users of products, chemicals, crude oil and other bulk liquids ("Products") in the midstream sector of the petroleum and chemical industries and in the upstream NGL sector prior to the sale of BPEI. The Company conducts business in the following segments:

	•	Product supply, distribution and marketing – consists of services for the supply and distribution of Products through Product exchanges, and bulk purchases and sales in the physical and derivative markets, and the marketing of Products to retail, wholesale and industrial customers at truck terminal rack locations, and providing related value-added fuel procurement and management services.
	•	Terminals and pipelines – consists of an extensive terminal and pipeline infrastructure that handles Products with transportation connections via pipelines, barges, rail cars and trucks to TTI facilities or to third party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation, Texas Eastern, Explorer and Williams pipeline systems.
	•	Natural gas services – consisted of services provided through the ownership and operation of natural gas pipeline gathering systems, processing plants and related facilities for the gathering, processing, fractionating and reselling of natural gas and NGL. This segment was divested effective December 31, 1999.
	•	Corporate – consists of the Company's investments in outside non-controlled business ventures and general corporate items that are not allocated to specific segments (e.g., financing, taxes).

For the year ended June 30, 2000, revenues, depreciation and amortization, operating income, and earnings (loss) before income taxes amounts for the natural gas services segment reflect the activities prior to the sale of this subsidiary effective December 31, 1999 (see Note 2).

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

  (19)    Business Segments (continued)

Information about the Company’s business segments for the years ended June 30, 2001, 2000 and 1999 is summarized below (in thousands):

	June 30, 2001	June 30, 2000	June 30, 1999
Revenues:
Product supply, distribution and marketing	$5,140,833	4,952,257	2,935,550
Terminals and pipelines	82,324	78,524	56,374
Natural gas services	—	39,620	53,559
Corporate	—	953	1,578

Total consolidated	$5,223,157	5,071,354	3,047,061

Depreciation and amortization:
Product supply, distribution and marketing	$24	519	660
Terminals and pipelines	17,351	16,139	9,025
Natural gas services	—	3,141	5,962
Corporate	2,135	2,545	1,128

Total consolidated	$19,510	22,344	16,775

Operating income (loss):
Product supply, distribution and marketing	$16,518	(22,349)	14,345
Terminals and pipelines	21,165	(17,228)	17,169
Natural gas services	—	5,262	1,435
Corporate	(17,375)	(6,248)	(2,770)

Total consolidated	$20,308	(40,563)	30,179

Earnings (loss) before income taxes:
Product supply, distribution and marketing	$17,297	(22,349)	14,345
Terminals and pipelines	43,307	(17,778)	17,169
Natural gas services	—	5,262	1,435
Corporate	(42,600)	(22,239)	(29,555)

Total consolidated	$18,004	(57,104)	3,394

Identifiable assets:
Product supply, distribution and marketing	$281,427	375,271	698,480
Terminals and pipelines	332,717	318,611	188,300
Natural gas services	—	—	96,930
Corporate	81,076	140,690	122,299

Total consolidated	$695,220	834,572	1,106,009

Capital expenditures:
Product supply, distribution and marketing	$1,222	—	—
Terminals and pipelines	8,585	32,954	119,549
Natural gas services	—	24,264	7,959
Corporate	34	4,046	10,048

Total consolidated	$9,841	61,264	137,556

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

  (20)        Financial Results by Quarter (Unaudited)
                   (in thousands, except per share amounts)

	Three Months Ended				Year Ended
	September 30 2000	December 31 2000	March 31 2001	June 30 2001	June 30 2001

Revenues	$1,214,091	1,290,352	1,278,387	1,440,327	5,223,157
Total costs and expenses	1,210,041	1,282,787	1,269,496	1,440,525	5,202,849

Operating income (loss)	$4,050	7,565	8,891	(198)	20,308

Net earnings (loss) attributable to common stockholders	$(1,857)	(384)	(1,875)	6,491	2,375

Earnings (loss) per common share
Basic	$(0.06)	(0.01)	(0.06)	0.20	0.08
Diluted	$(0.06)	(0.01)	(0.06)	0.20	0.08

	Three Months Ended				Year Ended
	September 30 1999	December 31 1999	March 31 2000	June 30 2000	June 30 2000

Revenues	$1,148,867	1,323,165	1,209,470	1,389,852	5,071,354
Total costs and expenses	1,148,160	1,387,768	1,196,903	1,379,086	5,111,917

Operating income (loss)	$707	(64,603)	12,567	10,766	(40,563)

Net earnings (loss) attributable to common stockholders	$(7,202)	(39,282)	1,529	(1,488)	(46,443)

Earnings (loss) per common share
Basic	$(0.24)	(1.28)	0.05	(0.05)	(1.52)
Diluted	$(0.24)	(1.28)	0.05	(0.05)	(1.52)

	Three Months Ended				Year Ended
	September 30 1998	December 31 1998	March 31 1999	June 30 1999	June 30 1999

Revenues	$463,121	741,300	769,369	1,073,271	3,047,061
Total costs and expenses	457,551	734,034	754,832	1,070,465	3,016,882

Operating income	$5,570	7,266	14,537	2,806	30,179

Net earnings (loss) attributable to common stockholders	$2,024	(291)	2,325	(4,393)	(335)

Earnings (loss) per common share
Basic	$0.08	(0.01)	0.08	(0.14)	(0.01)
Diluted	$0.08	(0.01)	0.07	(0.14)	(0.01)

  TRANSMONTAIGNE INC.
  AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  June 30, 2001 and 2000

(21)	Subsequent Events

On July 31, 2001, TransMontaigne completed the sale of the NORCO Products pipeline system and related terminals to Buckeye Partners L.P. for cash consideration of approximately $62.0 million. On July 3, 2001, TransMontaigne received the cash proceeds of approximately $29.0 million from the sale of the Little Rock terminal, on June 30, 2001.

The following summary presents condensed pro forma statements of operations and balance sheet data. The pro forma information assumes that the sale of NORCO, sale of the Little Rock terminal and the sale of BPEI occurred as of July 1, 1998, and reflects the historical results of operations of the Company, excluding NORCO, Little Rock and BPEI, for the years ended June 30, 2001, 2000 and 1999. The unaudited pro forma statements of operations and balance sheet data are not necessarily indicative of the results of operations or projected balance sheet items that would actually have occurred had NORCO, Little Rock and BPEI been sold as of the beginning of the pro forma period, or which will be attained in the future.

(In thousands)

	Years Ended

	June 30, 2001	June 30, 2000	June 30, 1999

Statements of Operations Data:	(Pro forma)	(Pro forma)	(Pro forma)

Revenues	$5,201,518	5,009,708	2,974,563

Operating income (loss)	$13,514	(55,134)	19,017

Net earnings (loss) attributable
to common stockholders	$(10,840)	(56,355)	1,259

BALANCE SHEET DATA:
Working capital	$70,762	134,807	356,602
Long-term debt	$39,217	111,842	273,689
Stockholders' equity	$354,234	363,658	451,786

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required by Item 10 concerning executive officers of the registrant is included under the caption "Executive Officers of the Registrant" on the following page of this report.

ITEM 11.	EXECUTIVE COMPENSATION

*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

*

*	Incorporated by reference from the Proxy Statement dated October 12, 2001 for the Annual Meeting of Stockholders to be held on November 15, 2001.

  EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Current Positions and Principal Occupations During Last Five Years

Cortlandt S. Dietler	80	Chairman and a Director since April 1995; Chief Executive Officer of Associated Natural Gas Corporation prior to its 1994 merger with Panhandle Eastern Corporation (now Duke Energy Corporation) from 1985 to 1994

Donald H. Anderson	53	Vice Chairman, Chief Executive Officer and a Director since September 1999, and President since January 2000; Executive Director and Principal of Western Growth Capital LLC from 1997 to 1999; Chairman, President and Chief Executive Officer of PanEnergy Services from 1994 to 1997; and President, Chief Operating Officer and Director of Associated Natural Gas Corporation from 1989 to 1994

William S. Dickey	43	Executive Vice President since May 2000; Vice President of TEPPCO from November 1998 to May 2000; and Vice President and Chief Financial Officer of Duke Energy Field Services (formerly known as Pan Energy Field Services, Inc. and Associated Natural Gas, Inc.) from 1989 to 1998

Harold R. Logan, Jr.	56	Executive Vice President, Chief Financial Officer, Treasurer and a Director since April 1995; Senior Vice President/Finance of Associated Natural Gas Corporation from 1985 to 1994

Frederick W. Boutin	46	Senior Vice President since April 1995; Vice President of Associated Natural Gas Corporation from 1985 to 1994

Erik B. Carlson	54	Senior Vice President, General Counsel, and Secretary since January 1998; Senior Vice President, General Counsel and Secretary for Duke Energy Field Services, Inc. (formerly known as Pan Energy Field Services, Inc. and Associated Natural Gas, Inc.) from 1983 until December 1997

Rodney R. Hilt	35	Vice President, Controller and Chief Accounting Officer since October 2000; Controller of TEPPCO Crude Oil from November 1998 to October 2000; and Director of Revenue Accounting for Duke Energy Field Services (formerly known as Pan Energy Field Services, Inc. and Associated Natural Gas, Inc.) from 1992 to 1998

Larry F. Clynch	56	Executive Vice President of TransMontaigne Transportation Services Inc. since September 13, 1999; President of TransMontaigne Transportation Services Inc. from January 1, 1997 to September 13, 1999; President of TransMontaigne Terminaling Inc. and President of TransMontaigne Pipeline Inc. since January 1, 1997; Senior Vice President of a subsidiary of TransMontaigne from January 1996 to January 1997; prior to January 1996 employed for 28 years by Conoco Pipe Line Company, the last 3 years as President

  PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report.

	(1)	Consolidated Financial Statements:

TransMontaigne Inc.

Independent Auditors' Report

Consolidated Balance Sheets as of June 30, 2001 and June 30, 2000

Consolidated Statements of Operations for the
years ended June 30, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the
years ended June 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the
years ended June 30, 2001, 2000 and 1999

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

10.14

  Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and BankBoston, NA, as Agent, dated as of February 11, 2000. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended March 31, 2000 filed on May 12, 2000.

10.15

  Amendment No. 1, dated as of July 31, 2000, to the Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and Fleet National Bank (formerly known as BankBoston, NA,) as Agent, dated as of February 11, 2000. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) filed on May 15, 2001.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

10.16

  Amendment No. 2, dated as of March 30, 2001, to the Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and Fleet National Bank (formerly known as BankBoston, NA,) as Agent, dated as of February 11, 2000. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) filed on May 15, 2001.

10.17	Amendment No. 3, dated as of June 29, 2001, to the Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and Fleet National Bank (formerly known as BankBoston, NA,) as Agent, dated as of February 11, 2000. FILED HEREWITH.
10.18	Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and U.S. Private Placement Fund dated as of February 14, 2000. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) for the quarter ended March 31, 2000 filed on May 12, 2000.
10.19	Letter Amendment No. 1, dated as of July 31, 2000, to the Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and US Private Placement Fund dated as of February 14, 2000. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) filed on May 15, 2001.
10.20	Letter Amendment No. 2, dated as of March 30, 2001, to the Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and US Private Placement Fund dated as of February 14, 2000. Incorporated by reference to TransMontaigne Inc. Form 10-Q (Securities and Exchange Commission File No. 001-11763) filed on May 15, 2001.
10.21	Letter Amendment No. 3 and Waiver, dated as of June 29, 2001, to the Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and US Private Placement Fund dated as of February 14, 2000. FILED HEREWITH.
10.22	Stock Purchase Agreement dated as of September 13, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.
10.23	Amendment No. 1 to Stock Purchase Agreement dated as of October 30, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on November 13, 1998.
10.24	Sale of Assets Agreement dated as of May 3, 1999 between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.
10.25

  Amendment No. 1 to Sale of Assets Agreement dated as of June 30, 1999, between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.

10.26

  Letter Agreement dated as of June 30, 1999 between Amerada Hess Corporation and TransMontaigne Terminaling Inc. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on July 15, 1999.

10.27	Agreement and Plan of Merger dated December 27, 1999, by and between Bear Paw Energy Inc., TransMontaigne Inc. and BPE Acquisition, LLC. Incorporated by reference to TransMontaigne Inc. Current Report on Form 8-K (Securities and Exchange Commission File No. 001-11763) filed on January 18, 2000.
21	Schedule of TransMontaigne Inc. Subsidiaries. FILED HEREWITH.
23.1	Consent of KPMG LLP. FILED HEREWITH.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMONTAIGNE INC.

By	/s/ CORTLANDT S. DIETLER
Cortlandt S. Dietler
Chairman

    Date: September 26, 2001

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2001.

Name and Signature	Title

/s/ CORTLANDT S. DIETLER Cortlandt S. Dietler	Chairman and Director

/s/ DONALD H. ANDERSON Donald H. Anderson	President, Chief Executive Officer, Chief Operating Officer, Vice Chairman and Director

/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Executive Vice President, Chief Financial Officer, Treasurer and Director

/s/ RODNEY R. HILT Rodney R. Hilt	Vice President, Controller and Chief Accounting Officer

/s/ PETER B. GRIFFIN Peter B. Griffin	Director

/s/ BEN A. GUILL Ben A. Guill	Director

/s/ JOHN A. HILL John A. Hill	Director

/s/ BRYAN H. LAWRENCE Bryan H. Lawrence	Director

/s/ EDWIN H. MORGENS Edwin H. Morgens	Director