Form 10-Q
period 2001-09-30
TRANSMONTAIGNE INC
filed 2001-10-23
CIK 755199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 2001

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

Yes [X] No [ ]

As of October 12, 2001 there were 31,805,013 shares of the registrant’s Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The consolidated financial statements of TransMontaigne Inc. (“the Company”) are included herein beginning on the following page.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
September 30, 2001 and June 30, 2001 (Unaudited)
(In thousands)
Assets	September 30,	June 30,
	2001	2001

Current assets:
Cash and cash equivalents	$9,592	13,759
Trade accounts receivable, net	108,833	79,050
Inventories	144,027	155,249
Unrealized gains on energy related contracts	52,043	41,419
Receivable from sale of assets	-	29,033
Prepaid expenses and other	3,860	4,130

	318,355	322,640

Property, plant and equipment:
Land	13,939	15,181
Plant and equipment	284,446	343,076
Accumulated depreciation	(48,231)	(54,025)

	250,154	304,232

Investments and other assets:
Investments in petroleum related assets	34,967	47,760
Deferred tax assets, net	7,089	12,944
Deferred debt issuance costs, net	4,204	4,667
Other assets, net	2,826	2,977

	49,086	68,348

	$617,595	695,220

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$56,677	73,749
Inventory due under exchange agreements	58,218	76,754
Unrealized losses on energy related contracts	20,805	27,726
Excise taxes payable	22,296	32,025
Other accrued liabilities	18,293	12,591

	176,289	222,845

Long-term debt	89,000	130,000

Stockholders’ equity:
Series A Convertible Preferred stock, par value $1,000 per share, authorized 2,000,000 shares, issued and outstanding 177,229
shares at September 30, 2001, and 174,825 shares at
June 30, 2001, liquidation preference of $177,229	177,229	174,825
Common stock, par value $.01 per share, authorized
80,000,000 shares, issued and outstanding 31,805,013 shares at
September 30, 2001 and 31,834,669 shares at June 30, 2001	318	318
Capital in excess of par value	205,096	205,256
Unearned compensation	(2,005)	(2,465)
Accumulated deficit	(28,332)	(35,559)

	352,306	342,375

	$617,595	695,220

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months Ended September 30, 2001 and 2000 (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,

	2001	2000

Revenues	$1,542,284	1,214,091

Costs and expenses:
Product costs	1,500,019	1,189,555
Operating expenses	7,174	8,402
Selling, general and administrative	8,465	7,237
Depreciation and amortization	4,282	4,847

	1,519,940	1,210,041

Operating income	22,344	4,050

Other income (expense):
Dividend income from and equity in earnings of
petroleum related investments	1,349	919
Interest income	108	798
Interest expense	(1,929)	(4,826)
Other financing costs	(754)	(1,213)
Loss on disposition of assets, net	(1,295)	-
Gain (loss) on interest rate swap	(4,290)	706

	(6,811)	(3,616)

Earnings before income taxes	15,533	434

Income tax expense	(5,902)	(165)

Net earnings	9,631	269

Preferred stock dividends	(2,404)	(2,126)

Net earnings (loss) attributable to
common stockholders	$7,227	(1,857)

Weighted average common shares outstanding:
Basic	31,819	30,826

Diluted	43,726	30,826

Earnings (loss) per common share
Basic	$0.23	(0.06)

Diluted	$0.22	(0.06)

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Year Ended June 30, 2001 and Three Months Ended September 30, 2001 (Unaudited)
(In thousands)

	Preferred stock	Common stock	Capital in excess of par value	Unearned compensation	Retained earnings (accumulated deficit)	Total

Balance at June 30, 2000	$170,115	307	201,075	(1,465)	(37,934)	332,098
Common stock issued for
options and warrants
exercised	-	6	1,891	-	-	1,897
Net tax benefit arising from
stock based compensation	-	-	(5)	-	-	(5)
Unearned compensation related
to restricted stock awards	-	5	2,295	(2,300)	-	-
Amortization of unearned
compensation	-	-	-	1,300	-	1,300
Preferred stock dividends	4,710	-	-	-	(8,963)	(4,253)
Net earnings	-	-	-	-	11,338	11,338

Balance at June 30, 2001	$174,825	318	205,256	(2,465)	(35,559)	342,375

Common stock issued for
options exercised	-	-	30	-	-	30
Net tax benefit arising from
stock based compensation	-	-	(43)	-	-	(43)
Unearned compensation related
to restricted stock awards	-	-	(147)	147	-	-
Amortization of unearned
compensation	-	-	-	313	-	313
Preferred stock dividends	2,404	-	-	-	(2,404)	-
Net earnings	-	-	-	-	9,631	9,631

Balance at September 30, 2001	$177,229	318	205,096	(2,005)	(28,332)	352,306

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three Months Ended September 30, 2001 and 2000 (Unaudited)
(In thousands)

	Three Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net earnings	$9,631	269
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Depreciation and amortization	4,282	4,847
Equity in earnings of petroleum related investments	(21)	-
Deferred tax expense	5,855	118
Income tax benefit related to stock based compensation	(43)	-
Loss on disposition of assets	1,295	-
Amortization of unearned compensation	313	187
Amortization of deferred debt issuance costs	463	974
Changes in operating assets and liabilities,
net of non-cash activities:
Trade accounts receivable	(29,783)	23,566
Inventories	11,222	28,343
Prepaid expenses and other	270	982
Trade accounts payable	(17,072)	(27,202)
Net change in unrealized gains/losses on energy
related contracts	(17,545)	(8,544)
Inventory due under exchange agreements	(18,536)	(21,019)
Excise taxes payable and other accrued liabilities	(7,327)	(19,920)

Net cash used
by operating activities	(56,996)	(17,399)

Cash flows from investing activities:
Purchases of property, plant and equipment	(345)	(3,844)
Proceeds from sales of assets	93,993	3
Decrease (increase) in other assets, net	151	(372)

Net cash provided (used)
by investing activities	93,799	(4,213)

Cash flows from financing activities:
Borrowings (repayments) of long-term debt, net	(41,000)	5,684
Deferred debt issuance costs	-	(378)
Common stock issued for cash	30	680
Preferred stock dividends paid	-	(2,126)

Net cash provided (used)
by financing activities	(40,970)	3,860

Decrease in
cash and cash equivalents	(4,167)	(17,752)

Cash and cash equivalents at beginning of period	13,759	53,938

Cash and cash equivalents at end of period	$9,592	36,186

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

(1)       Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

TransMontaigne Inc., a Delaware corporation, (“TransMontaigne” or the “Company”) provides a broad range of integrated supply, distribution, marketing, terminaling, storage and transportation services to refiners, distributors, marketers and industrial end-users of petroleum refined products (e.g. gasoline, heating oil, etc.), chemicals, crude oil and other bulk liquids (“Product”) in the midstream sector of the petroleum and chemical industries. The Company is a holding company that conducts the majority of its operations through wholly-owned subsidiaries primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Northeast regions of the United States.

The Company’s commercial operations are divided into two main areas: Products supply, distribution and marketing, and Terminals and pipelines.

Principles of Consolidation and Use of Estimates

The consolidated financial statements included in this Form 10-Q have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries) which are, in the opinion of the Company’s management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

The accounting and financial reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

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

September 30, 2001 (Unaudited)

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

The Company’s Risk Management Committee reviews the total inventory and risk position on a regular basis in order to ensure compliance with the Company’s inventory management policies, including hedging and trading activities. The Company has adopted policies under which changes to its net inventory position subject to price risk requires the prior approval of the Audit Committee.

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

Deferred Debt Issuance Costs

Deferred debt issuance costs relate to the bank credit facility and the senior promissory notes and are amortized on the interest method over the term of the underlying debt instrument.

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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

(1)      Summary of Significant Accounting Policies (continued)

Environmental Expenditures

The Company accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Liabilities for environmental costs at a specific site are initially recorded when the Company’s liability for such costs, including direct internal and legal costs, is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Company’s ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, alternatives available and the evolving nature of environmental laws and regulations.

Accounting for Price Risk Management

In connection with its Products supply, distribution and marketing commercial operations, the Company engages in price risk management activities. The Company’s price risk management activities are energy-trading activities as defined by Emerging Issues Task Force Consensus 98-10 (EITF 98-10), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As such, the financial instruments utilized are marked-to-market in accordance with the guidance set forth in EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs, and are shown as “Unrealized gains or losses on energy related contracts” in the Consolidated Balance Sheet. Unrealized gains and losses from newly originated contracts, contract restructurings and the impact of price movements are included in operating income. Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly initiated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management’s best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company’s position in an orderly manner over a reasonable period of time under present market conditions.

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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

(1)     Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, and establishes that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

(2)      Dispositions

Effective June 30, 2001, the Company sold two petroleum distribution facilities in Little Rock, Arkansas to Williams Energy Partners L.P. for $29.0 million. The cash proceeds from the sales transaction were received on July 3, 2001. The Company realized a net gain in June 2001 of approximately $22.1 million on the sale. The proceeds from the sale were used to repay long-term debt.

On July 27, 2001, the Company sold 861 shares of the common stock of West Shore Pipeline Company (“West Shore”) thereby reducing its ownership interest to 18.50%. The West Shore common stock was sold to Midwest Pipeline Company, LLC for cash consideration of approximately $2.9 million. The Company realized a net loss of approximately $1.1 million on the sale. The proceeds from the sale were used to repay long-term debt. As a result of this transaction, the Company also recognized a loss on its remaining investment in West Shore of approximately $8.8 million for the three months ended September 30, 2001. On October 22, 2001, the Company entered into a definitive agreement to sell its remaining 18.50% interest in West Shore with an anticipated closing by the end of October 2001.

On July 31, 2001, the Company sold the NORCO Pipeline system and related terminals (“NORCO”) to Buckeye Partners L.P. for cash consideration of approximately $62.0 million. The Company realized a net gain of approximately $8.6 million on the sale. The proceeds from the sale were used to repay long-term debt and for working capital needs.

(3)      Inventories

Inventories at September 30, 2001 and June 30, 2001 are as follows:

	September 30, 2001	June 30, 2001

	(in thousands)	(in thousands)
Refined petroleum products	$85,809	78,495
Refined petroleum products due
under exchange agreements, net	58,218	76,754

	$144,027	155,249

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

The Company’s refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory, including line fill and tank bottoms, is required to be held for operating balances in the conduct of the Company’s daily supply, distribution and marketing activities, and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties. As of September 30, 2001, this portion of the Company’s inventory (the minimum inventory) was determined to be 2.0 million barrels. It is the Company’s policy not to hedge the price risk associated with its minimum inventory. As a result, changes in the market value of the minimum inventory are marked-to-market and are reflected as an increase or decrease in the carrying value of the minimum inventory, with the corresponding unrealized gain or loss recognized in operating income. The unrealized loss on minimum inventory was $0.8 million for the three months ended September 30, 2001, and the Company reported an unrealized loss of $4.5 million for the three months ended September 30, 2000.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

(4)	Property, Plant and Equipment

	Property, plant and equipment at September 30, 2001 and June 30, 2001 is as follows:

		September 30, 2001	June 30, 2001

		(in thousands)	(in thousands)
	Land	$13,939	15,181
	Pipelines, rights of way
	and equipment	11,842	36,776
	Terminals and equipment	256,062	289,715
	Other plant and equipment	16,542	16,585

		298,385	358,257
	Less accumulated depreciation	48,231	54,025

		$250,154	304,232

(5)	Investments in Petroleum related Assets

The Company, through its 65% ownership of TransMontaigne Holding Inc., effectively owns 18.04% of the common stock of Lion Oil Company (“Lion”). At September 30, 2001 and June 30, 2001, the Company’s investment in Lion, carried at cost, was approximately $10.1 million. The Company recorded dividend income of approximately $0.7 million from Lion during the three months ended September 30, 2001 and $0.4 million during the three months ended September 30, 2000.

The Company, through its wholly-owned subsidiary, TransMontaigne Pipeline Inc., owns 18.50% of the common stock of West Shore at September 30, 2001. The Company does not maintain effective management control of West Shore and therefore carries its $23.1 million investment at cost. The Company recorded dividend income from West Shore of approximately $0.6 million during the three months ended September 30, 2001 and $0.5 million for the three months ended September 30, 2000.

On July 27, 2001, the Company sold 861 shares of the common stock of West Shore thereby reducing its original ownership interest of 20.38% to 18.50%. The West Shore common stock was sold to Midwest Pipeline Company, LLC for cash consideration of approximately $2.9 million. The Company realized a net loss of approximately $1.1 million on the sale. As a result of this transaction, the Company also recognized a loss on its remaining investment in West Shore of approximately $8.8 million for the three months ended September 30, 2001.

In August 2000, the Company converted its note receivable and accrued interest from ST Oil Company into an equity ownership position. At September 30, 2001, the Company’s investment in ST Oil Company was approximately $1.7 million, representing a 30.02% equity ownership in ST Oil Company. The Company recorded less than $0.1 million of equity income during the three months ended September 30, 2001 and 2000.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

(6)	Long-term Debt

	Long-term debt at September 30, 2001 and June 30, 2001 is as follows:

		September 30, 2001	June 30, 2001

		(in thousands)	(in thousands)
	Bank Credit Facility	$64,000	80,000
	Senior promissory notes	25,000	50,000

		89,000	130,000
	Less current maturity	-	-

		$89,000	130,000

	The Company’s bank credit facility consists of a $240 million revolving credit facility due December 31, 2003. Borrowings under the credit facility bear interest, based upon the Company’s option, at either the lender’s Alternate Base Rate, plus a spread or LIBOR, plus a spread in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually. On July 16, 2001, the bank credit facility was amended to adjust certain covenants.

	In April 1997, the Company entered into a Master Shelf Agreement with an institutional lender. On July 6, 2001, the Company repaid and retired the outstanding $25 million of 7.85% Senior Notes with a portion of the proceeds from the sale of the Little Rock terminal. The remaining note consists of 7.22% Senior Notes due October 17, 2004.

	Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of September 30, 2001, the Company was in compliance with all such tests contained in the amended agreements.

	The average interest rate under the bank credit facility was 7.1% and 10.0% at September 30, 2001 and 2000, respectively. Cash payments for interest were approximately $2.3 million and $4.1 million for three months ended September 30, 2001 and 2000, respectively.

	In August 1999, the Company entered into two “periodic knock-out” swap agreements with money center banks to offset the exposure of an increase in variable interest rates on the Company’s bank debt. Each swap was for a notional value of $150 million and was for a term expiring in August 2003. The swaps settle monthly, contain a knockout level on the one-month LIBOR at or above 6.75%, and have a fixed interest rate of 5.48%. The swaps provide that the Company pay a fixed interest rate of 5.48% on $300 million notional amount in exchange for a variable rate based on LIBOR so long as the one-month LIBOR interest rate does not rise above 6.75%. If the one-month LIBOR rate rises above 6.75%, the swap knocks out and no payments are due under the agreements until such time as the one-month LIBOR rate declines below 6.75%.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

(6)      Long-term Debt (continued)

As a result of the significant reduction in the variable rate debt during the fiscal year ended June 30, 2000 and with the adoption of SFAS 133 on June 30, 2000, the swaps were no longer designated as hedges. In August of 2000, the Company completed the sale of one of the swap agreements, recognizing no gain or loss on the sale. As of June 30, 2001, the fair market value of the remaining swap agreement was a liability of $3.1 million, which was recorded in other liabilities. As of September 30, 2001, the fair market value of the remaining swap agreement is a liability of $6.7 million, which is recorded in other liabilities. For the three months ended September 30, 2001, the Company recorded an unrealized loss on the interest rate swap of $3.6 million and a realized loss of $0.7 million for the three months ended September 30, 2001. The Company realized a gain of $0.7 million on the interest rate swap for the three months ended September 30, 2000.

(7)      Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2001 and 2000.

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

(8)      Stockholders’ Equity

On March 25, 1999 and March 30, 1999, the Company closed a private placement of $170.1 million of $1,000 Series A Convertible Preferred Stock Units (the “Units”). Each Unit consists of one share of 5% convertible preferred stock (the “Preferred Stock”), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividends are payable in either cash or additional preferred shares. If the dividends are paid-in-kind with additional preferred shares, the number of additional preferred shares issued in lieu of a cash payment is determined by multiplying the cash dividend that would have been paid by 110%. During the three months ended September 30, 2001, the Company elected to pay-in-kind the preferred dividends. For the three months ended September 30, 2001, paid-in-kind dividends were $2.4 million. For the three months ended September 30, 2000 cash dividend payments were $2.1 million.

The Company may redeem all, but not less than all, of the then outstanding shares of the Preferred Stock on December 31, 2003 at the liquidation value of $1,000 per share plus any accrued but unpaid dividends thereon through the redemption date (the “Mandatory Redemption Price”). The Mandatory Redemption Price shall be paid, at the Company’s election, in cash or shares of common stock, or any combination thereof, subject to limitations on the total number of common shares permitted to be used in the exchange, and issued to any shareholder. For purposes of calculating the number of shares of common stock to be received, each such share of common stock shall be valued at 90 percent of the average market price for the common stock for the 20 consecutive business days prior to the redemption date. If the Preferred Stock remains outstanding after December 31, 2003, the dividend rate will increase to an annual rate of 16%. The Preferred Stock is convertible any time and may be called for redemption by the Company after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

(9)      Restricted Stock

The Company has a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders’ equity as unearned compensation. Amortization of unearned compensation of approximately $0.3 million and $0.2 million is included in selling, general and administrative expense for the three months ended September 30, 2001 and 2000, respectively.

(10)    Litigation

The Company has been a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. The Company believes that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following review of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under “Results of Operations.” The “Liquidity and Capital Resources” section analyzes cash flows and financial position. These Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

     The Company’s commercial operations are divided into two main areas: Product supply, distribution and marketing, and Terminals and pipelines, which includes terminaling, storage services, and pipeline transportation.

Commercial Operations

Product Supply, Distribution and Marketing

     Through its wholly-owned subsidiary, TransMontaigne Product Services Inc. (“TPSI”), the Company provides Product services, consisting of the bulk purchase and sale of Products, the wholesale marketing of Products at terminal truck loading rack locations, and sales of Products to regional and national industrial end-users. In addition, TPSI provides risk management products and services to gasoline and distillate customers that minimize the customer’s exposure to both commodity price movements and location-based differentials. TPSI provides these services to customers for periods as short as one month to terms that will span several years. The type and length of contracts provided by TPSI will vary based upon market conditions, customer needs and the risk profile desired by the individual customer. These risk-managing contracts are not entered into on a ratable basis and can cause earnings to fluctuate from one period to the next.

     The Product supply, distribution and marketing operations generally utilizes the asset base and associated Product market demand for the geographic areas surrounding the Company’s terminal and pipeline assets to market and trade various Products and provide specialized services to its customers. TPSI purchases Products at prevailing prices from producers at production points and common trading locations. These Products are then shipped via barge, Company-owned pipelines or third party-owned pipelines to the terminals owned by the Company or to third party terminal locations. TPSI can also arrange for the movement of these Products through exchange agreements with third parties. From these terminal locations, the Products are made available to TPSI’s customers either through contract sales, exchange agreements or daily priced rack sales.

     TPSI’s margins are generated from bulk sales and exchanges of Products with major and large independent energy companies; wholesale distribution and sales of Products to jobbers and retailers; distribution and sales of Products to regional and national industrial end-user; wholesale storage and marketing contracts of Products; and tailored short and long-term fuel and risk management logistical services arrangements to wholesale, retail and industrial end-users. Product storage and forward sales transactions enable TPSI to purchase Products inventory; utilize proprietary and leased tankage, as well as line space controlled by TPSI in major common carrier pipelines; arbitrage location product prices differentials and transportation costs; store inventory; and, depending upon market conditions, lock in margins through sales in the future cash market or by using New York Mercantile Exchange (“NYMEX”) contracts. Wholesale distribution of Products is conducted from proprietary and non-proprietary truck loading terminal, storage and delivery locations. Fuel and risk management logistical services provide both TPSI’s large and small volume customers an assured, ratable and cost effective delivered source of Products supply through proprietary pipelines and terminals, as well as through non-proprietary pipeline, terminal, truck, rail and barge distribution channels.

Product Supply, Distribution and Marketing (continued)

     Generally, as TPSI purchases a Product, it simultaneously locks in a margin by selling the Product for physical delivery to third party users or by entering into a future delivery obligation, such as a futures contract on the NYMEX. TPSI seeks to maintain a balanced position until it delivers or takes delivery of the physical Product associated with each transaction, thereby minimizing or eliminating exposure to “flat” price fluctuations occurring after the initial transaction. However, certain basis risks (the risk that price relationships between delivery points, types of Product or delivery periods will change) cannot be completely hedged or eliminated. It is the Company’s policy not to acquire Products, futures contracts or other derivative products for the purpose of speculating on the flat price associated with the underlying commodity. Risk management policies have been established by the Risk Management Committee to monitor and control these price risks. The Risk Management Committee is comprised of senior executives of the Company.

     In addition, TPSI provides “supply chain management” services to its commercial and industrial customers. Through its “supply chain management” arrangement, TPSI provides services to its customers downstream of the Products rack location. A customer of TPSI’s “supply chain management” services will receive the benefits of TPSI’s computer technology and Products marketing capabilities that allow the customers to maximize total energy savings while meeting their operational needs. As a result of this service, a customer can reduce the processing time associated with dispatching Product to its physical locations, processing payments associated with Product purchases at both bulk and retail locations, and obtain other costs savings associated with procuring its Product demands. By aggregating the demands of various customers, TPSI is able to leverage the demand and build relationships with other companies along the supply and distribution chain that benefit all the parties through reductions in the “back office” processing costs associated with buying and selling Products.

Terminals and Pipelines

      The Company owns and operates an extensive terminal infrastructure that handles Products with transportation connections via pipelines, barges, rail cars and trucks to Company-owned facilities or to third party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation, Texas Eastern, Explorer and Williams pipeline systems. The terminal and pipeline commercial operations depend in large part on the level of demand for Products by end users in the geographic locations served by it and the ability and willingness of the Company’s customers to supply such demand by utilizing the Company’s terminals and pipelines as opposed to the terminals and pipelines of other companies. The Company’s Product supply, distribution and marketing effort “directs” volumes through the Company’s terminals and pipelines, wherever possible, and this provides the Company with an advantage over many of its competitors who are not involved in the marketing of Products.

     The terminal and pipeline’s net margin is calculated as terminal revenue plus storage revenue plus pipeline revenues less direct operating costs. Terminal revenues are based on the volume of Products handled at the asset’s loading racks, generally at a standard rate per gallon. Storage fees are generally based on a per barrel rate or tankage capacity committed and will vary with the duration of the arrangement, the product stored and special handling requirements, particularly when certain types of chemicals and other bulk liquids are involved. Pipeline revenues are based on the volume of Products transported and the distance from the origin point to the delivery point. The operating expenses of the terminals and pipelines include the direct related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. The Company cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy, demographic changes, weather conditions, crop prices, and energy-generation devices, all of which could reduce the demand for Products in the areas served by the Company.

DISPOSITIONS

     Effective June 30, 2001, the Company sold two petroleum distribution facilities in Little Rock, Arkansas to Williams Energy Partners L.P. for $29.0 million. The cash proceeds from the sales transaction were received on July 3, 2001. The Company realized a net gain of approximately $22.1 million on the sale in the year ended June 30, 2001. The proceeds from the sale were used to repay long-term debt.

     On July 27, 2001, the Company sold 861 shares of the common stock of West Shore Pipeline Company (“West Shore”) thereby reducing its ownership interest to 18.50%. The West Shore common stock was sold to Midwest Pipeline Company, LLC for cash consideration of approximately $2.9 million. The Company realized a net loss of approximately $1.1 million on the sale. The proceeds from the sale were used to repay long-term debt. As a result of this transaction, the Company also recognized a loss on its remaining investment in West Shore of approximately $8.8 million for the period ended September 30, 2001.

     On July 31, 2001, the Company sold the NORCO Pipeline system and related terminals (“NORCO”) to Buckeye Partners L.P. for cash consideration of approximately $62.0 million. The Company realized a net gain of approximately $8.6 million on the sale. The proceeds from the sale were used to repay long-term debt and for working capital purposes.

RESULTS OF OPERATIONS

Selected financial data regarding the Company’s operations are summarized below (in thousands):

	Three Months Ended
	September 30,

	2001	2000

Net operating margins (1):
Product supply, distribution and marketing:
Sales, exchanges and product arbitrage	$27,599	8,310
Unrealized losses related to mark-to-market accounting for
the minimum inventory	(849)	(4,528)

	26,750	3,782
Terminals and pipelines	8,341	12,352

Total net operating margins	35,091	16,134

Selling, general and administrative expenses	(8,465)	(7,237)
Depreciation and amortization expenses	(4,282)	(4,847)

Operating income	22,344	4,050

Dividend income from and equity in earnings of petroleum
related investments	1,349	919
Interest income	108	798
Interest expense	(1,929)	(4,826)
Other financing costs	(754)	(1,213)
Loss on disposition of assets, net	(1,295)	-
Gain (loss) on interest rate swap	(4,290)	706

Earnings before income taxes	15,533	434
Income tax expense	(5,902)	(165)

Net earnings	9,631	269

Preferred stock dividends	(2,404)	(2,126)

Net earnings (loss) attributable to common stockholders	$7,227	(1,857)

(1) Net operating margins represent revenues less product costs and direct operating expenses.

Selected volumetric data (barrels per day):
	Three Months Ended September 30, 2001

	July	August	September	Average

Retained Facilities	493,718	509,482	449,859	484,353
Disposed Facilities	92,045	-	-	30,682

Current period volumes	585,763	509,482	449,859	515,035

	Three Months Ended September 30, 2000

	July	August	September	Average

Retained Facilities	489,164	494,829	485,849	489,948
Disposed Facilities	134,616	125,071	127,236	128,974

Prior period volumes	623,780	619,900	613,085	618,922

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2000

     The Company reported net earnings of $9.6 million for the three months ended September 30, 2001, compared to $0.3 million for the three months ended September 30, 2000. After preferred stock dividends, the net earnings attributable to common stockholders was $7.2 million and a net loss of $1.9 million for the three months ended September 30, 2001 and 2000, respectively. Earnings per common share for the three months ended September 30, 2001 was $0.23 based on 31.8 million weighted average basic, and $0.22 based on 43.7 weighted average diluted shares outstanding compared to a loss of $.06 basic and diluted for the three months ended September 30, 2000 based upon 30.8 million weighted average basic and weighted average diluted shares outstanding.

     The Company’s improved pretax earnings in the current period as compared to the prior years comparable period is primarily attributable to increased margins from its Product supply, distribution and marketing commercial operations and lower interest expense as a result of both lower interest rates and debt levels. This improvement was despite the absence of approximately $2.6 million in pretax earnings contributed by the divested facilities in the prior comparable period.

Product Supply, Distribution and Marketing

     The net operating margin reported for the Product supply, distribution and marketing commercial operations include margins realized on sales, exchanges and Product arbitrage. During the quarter, the Company was able to benefit from the market volatility opportunities that were caused by an August Chicago refinery disruption, which significantly increased throughput on the Company's Midwest (Mississippi River) corridor terminals. This disruption fueled the price differentials (for both gasoline and distillates) between the Gulf Coast, Chicago and Group (Mid-Continent) regions and created significant arbitrage margins. During the disruption, the Company’s Product marketing group utilizing its own, as well as third party pipeline and terminal infrastructures, was able to help supply a portion of the increased demand in the Chicago and Group market areas.

    Immediately after the attack of September 11, 2001, the Company temporarily suspended operations of its facilities nationwide for approximately 12 hours to assess the security and anticipated pipeline supply disruptions. Since September 12, 2001, throughput volumes have returned at the facilities, but remain slightly lower than historical levels.

     Also, during the current quarter, the absolute price of crude oil and refined products has continued to decline. The current oversupply situation has dropped the value of the energy commodities and has created a “carry” or “contango” market structure whereby the current value of the commodity is less than the value quoted in a future month. This market structure enables both the Company and its customers the opportunity to utilize its terminal infrastructure to store Products capturing the price differentials. A contango market structure may lessen the volatility in the Product markets and could reduce future arbitrage opportunities.

     The Company’s refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of this inventory, including line fill and tank bottoms, is required to be held for operating balances in the conduct of the Company’s daily Product supply, distribution and marketing activities, and is maintained both in tanks and pipelines owned by the Company and pipelines owned by third parties. The Company will not sell this minimum inventory and considers the inventory to be a long-term investment. The Company’s policy regarding minimum inventory is to not hedge the commodity exposure associated with this long-term investment. In accordance with generally accepted accounting principles ("GAAP"), the Company records the minimum inventories at a value that floats with the market on a daily basis with the resulting non-cash gains and losses recognized in operating income. The Company realized a non-cash loss of $0.8 million and $4.5 million in three months ended September 30, 2001 and 2000 respectively, relating to these mark-to-market adjustments on the minimum inventories.

Terminals and Pipelines

     The net operating margin from terminal and pipeline operations for the three months ended September 30, 2001 was $8.3 million, compared to $12.4 million for the three months ended September 30, 2000, a decrease of $4.1 million. The Company sold its Little Rock Terminal on June 30, 2001 and sold the NORCO system on July 31, 2001. For the volumetric impact associated with the terminal dispositions, please see volumetric data under the Results of Operations. In the current period, the Company realized no earnings from the Little Rock terminal and only one month of earnings from the NORCO system versus the prior period ended September 30, 2000 where there were three months of earnings for each facility. The impact from the asset sales was approximately a $2.6 million reduction in margin during the current period. The Company experienced increased operating costs in its terminal network primarily from increased repair and maintenance expenses and labor costs.

Selling, General, Administrative and Other

     Selling, general and administrative expenses for the three months ended September 30, 2001 were $8.5 million, compared to $7.2 million for the three months ended September 30, 2000, an increase of $1.3 million. The increase is primarily attributable to an increase in consulting services used by the Company as the Company is undertaking a program in the current year to enhance the capabilities of the Company’s computer systems associated with the Product supply, distribution and marketing group, an increase in the amount of incentive-based compensation expense recorded by the Company in the current period and an increase in communication costs. The increased costs were offset by lower wages and a reduction in travel and entertainment during the current period.

     Depreciation and amortization for the three months ended September 30, 2001 was $4.3 million, compared to $4.8 million for the three months ended September 30, 2000. The reduction is due to the sale of the Little Rock terminal and the NORCO system.

     Dividend income from and equity in earnings of petroleum related investments for the three months ended September 30, 2001 was $1.3 million compared to $0.9 million for the three months ended September 30, 2000, an increase of $0.4 million. The increase resulted from the Company receiving a $0.3 million higher dividend from Lion Oil and a $0.1 million higher dividend from West Shore during the three months ended September 30, 2001.

     Interest income for the three months ended September 30, 2001 was $0.1 million, compared to $0.8 million for the three months ended September 30, 2000, a decrease of $0.7 million. The decrease in interest income was due primarily to a decrease in interest bearing cash balances and lower interest rates during the current quarter.

     Interest expense for the three months ended September 30, 2001 was $1.9 million, compared to $4.8 million during the three months ended September 30, 2000, a decrease of $2.9 million. This reduction was primarily attributable to a reduction in the amount of the Company’s outstanding debt as a result of proceeds from asset dispositions and a reduction in the Company’s borrowing rate under its bank credit facility due to declining LIBOR rates.

     Other financing costs for the three months ended September 30, 2001 were $0.8 million, compared to $1.2 million for the three months ended September 30, 2000. The reduction was attributable to a reduction in the amount of amortization of deferred debt issuance costs during the current period. These deferred fees were reduced in the Company’s last fiscal quarter ended June 30, 2001 as a result of the Company paying off the bank term loan and a portion of the Master Shelf Agreement.

     Loss on the disposition of assets was $1.3 million for the period ended September 30, 2001, which resulted from a $8.6 million gain on the sale of the NORCO system offset by a loss on the sale of West Shore stock of $1.1 million and a $8.8 million write down of the West Shore investment with the signing of a definitive sales agreement.

     For the three months ended September 30, 2001, the Company recorded an unrealized loss on the interest rate swap of $3.6 million and realized a loss of $0.7 million on the interest rate swap. In the three months ended September 30, 2000, the realized gain on the interest rate swap was $0.7 million. The increase in the unrealized and realized losses on the interest rate swap were due to the decline in the one month LIBOR rates during the period ending September 30, 2001, as compared to the period ending September 30, 2000.

Selling, General, Administrative and Other (continued)

     Income tax expense was $9.2 million for the three months ended September 30, 2001, which represents an effective combined federal and state income tax rate of 38.0%. Income tax expense was $0.2 million for the three months ended September 30, 2000, which represents an effective combined federal and state income tax rate of 38.0%.

     Preferred stock dividends on the Series A Convertible Preferred Stock were $2.4 million and $2.1 million for the three months ended September 30, 2001 and 2000, respectively. The increase in the current year dividend resulted from the Company’s election to pay the preferred dividends for the quarter ended September 30, 2001 “in-kind” by issuing additional shares of Series A Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects the Company’s comparative EBITDA, adjusted EBITDA and net cash flows for the three months ended September 30, 2001 and 2000 (in thousands):

	Three Months Ended
	September 30,

	2001	2000

EBITDA (1)	$27,975	9,816
Adjusted EBITDA (2)	$28,824	14,344

Net cash used by operating activities	$(56,996)	(17,399)
Net cash provided (used) by investing activities	$93,799	(4,213)
Net cash provided (used) by financing activities	$(40,970)	3,860

(1)	EBITDA is defined as total net operating margin, less selling, general and administrative expenses, plus dividend income from petroleum related investments. The Company believes that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, the Company believes that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and direct operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with GAAP) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company’s method of calculating EBITDA may differ from methods used by other companies and, as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.

(2)	Adjusted EBITDA is defined as EBITDA, plus unrealized losses, or less unrealized gains relating to mark to market accounting for the minimum inventory. The Company believes that Adjusted EBITDA is the most useful measure in evaluating the performance of the Company because it eliminates the fluctuating impact on operating results from the continual revaluation of the Company’s minimum inventory.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     Net cash used by operating activities of $57.0 million for the three months ended September 30, 2001 was attributable primarily to increases in the amounts of trade accounts receivable and net assets from price risk management, a decrease in trade accounts payable and inventory due under exchange agreements, all of which were partially offset by a decrease in ending inventory. The net cash used by operating activities of $17.4 million for the three months ended September 30, 2000 was attributable primarily to a decreases in the amounts of inventory due under exchanges, trade accounts payable and excise taxes payable, along with an increase in the net assets from price risk management, all of which were partially offset by a decrease in trade accounts receivable and ending inventory.

     Net cash provided by investing activities was $93.8 million during the three months ended September 30, 2001, which primarily represents the cash receipt of the $62.0 million proceeds associated with the sale of the NORCO assets, the receipt of the $29.0 million cash associated with the sale of Little Rock terminal and receipt of $2.9 million cash associated with the sale of West Shore shares. Net cash used by investing activities was $4.2 million during the three months ended September 30, 2000, primarily representing capital expended for construction and improvements to existing operating facilities.

     Net cash used by financing activities for the three months ended September 30, 2001 included $41.0 million of repayments of borrowings under the Company’s bank credit facility and Master Shelf Facility. Net cash provided by financing activities for the three months ended September 30, 2000 of $3.9 million included borrowings of $5.7 million under the Company’s bank credit facility offset primarily by payments for preferred stock dividends and deferred debt costs.

     The Company’s bank credit facility consists of a $240 million revolving credit facility due December 31, 2003. Borrowings under the bank credit facility bear interest at an annual rate equal to the lender’s Alternate Base Rate, plus margins subject to a Eurodollar Rate pricing option. The bank credit facility includes a $20 million same day revolving swing line of credit under which advances may be drawn at an interest rate comparable to the Eurodollar Rate. On July 16, 2001, the bank credit facility was amended to adjust certain covenants.

     At September 30, 2001, the Company had borrowings of $64.0 million outstanding under the bank credit facility. The average interest cost at September 30, 2001 was 7.1%.

     At September 30, 2001, the Company had $25.0 million of 7.22% Senior Notes due October 17, 2004 outstanding under the Master Shelf Agreement. The Master Shelf Agreement was amended in July 2001 in connection with the amendments of the bank credit facility.

     Each of the bank credit facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial covenants relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of September 30, 2001, the Company was in compliance with all such covenants.

     At September 30, 2001, the Company had working capital of $141.9 million and availability under its bank credit facility of approximately $183.5 million. The availability under the bank credit facility is calculated weekly and is based upon the working capital of TPSI.

LIQUIDITY AND CAPITAL RESOURCES (continued)

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

  that the Company will expand its business
  that the Company will generate net operating margins from high sales volumes that the Company will generate net operating margins affected by price volatility of Products purchased and sold that the Company will enter into transactions with counterparties having the ability to meet their financial commitments to the Company that the Company will incur unanticipated costs in complying with current and future environmental regulations that the Company will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services that the Company will acquire strategically located operating facilities from third parties that the Company will generate working capital internally, or have the ability to access debt and equity resources, to meet its capital requirements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with information set forth in Part II, Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, in addition to the interim consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     There are no material changes in market risks faced by the Company from those reported in its Annual Report on Form 10-K for the year ended June 30, 2001.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

10.1	Amendment No. 4, dated as of July 16, 2001, to the Fourth Amended and Restated Credit Agreement between TransMontaigne Inc. and Fleet National Bank (formerly known as BankBoston, N.A.,) as Agent, dated as of July 16, 2001. FILED HEREWITH.
10.2	Letter Amendment No 4, dated as of July 16, 2001, to the Amended and Restated Master Shelf Agreement among TransMontaigne Inc., The Prudential Insurance Company of America and U.S. Private Placement Fund dated as of February 14, 2000. FILED HEREWITH.

(b)       Reports on Form 8-K:

A report on Form 8-K dated July 31, 2001 reporting Item 2, the sale of the NORCO refined petroleum products pipeline system and related terminals to subsidiary partnerships of Buckeye Partners, L.P. and Item 7, filing the condensed pro forma financial information reflecting the sale and an exhibit, was filed on August 15, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 23, 2001	TRANSMONTAIGNE INC.
(Registrant)

/s/ DONALD H. ANDERSON

Donald H. Anderson
President, Chief Executive and Chief Operating Officer

/s/ RODNEY R. HILT

Rodney R. Hilt
Vice President, Controller and Chief Accounting Officer