Form 10-Q
period 2001-12-31
TRANSMONTAIGNE INC
filed 2002-02-13
CIK 755199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2001

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

                                Yes [X]  No [ ]

As of February 12, 2002 there were 32,145,361 shares of the Registrant's Common Stock outstanding.

                               TABLE OF CONTENTS

                        PART I.   FINANCIAL INFORMATION


                                                                                              Page No.
Item 1.      Financial Statements

             Consolidated Balance Sheets
             December 31, 2001 and June 30, 2001 (Unaudited)                                       4

             Consolidated Statements of Operations
             Three Months and Six Months Ended December 31, 2001 and 2000 (Unaudited)              5

             Consolidated Statements of Stockholders' Equity
             Year Ended June 30, 2001 and Six Months Ended December 31, 2001 (Unaudited)           6

             Consolidated Statements of Cash Flows
             Six Months Ended December 31, 2001 and 2000 (Unaudited)                               7

             Notes to Consolidated Financial Statements                                            9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                        21

Item 3.      Qualitative and Quantitative Disclosures About Market Risk                           36

                                    PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                  37

Item 6.      Exhibits and Reports on Form 8-K                                                     38

             Signatures                                                                           39

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following page. TransMontaigne Inc. is a holding company with the following subsidiaries during the quarter ended December 31, 2001.

     .  TransMontaigne Product Services Inc. ("TPSI")

     .  TransMontaigne Terminaling Inc. ("TTI")

     .  TransMontaigne Pipeline Inc. ("TPI")

     .  TransMontaigne Holding Inc. ("THI")

     .  Refined Solutions Inc. ("RSI")

     Effective December 31, 2001, TTI and TPI were merged into TPSI, which is now our primary operating subsidiary.

     We do not have any off balance sheet arrangements or special purpose partnerships.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and June 30, 2001 (Unaudited)
(In thousands)

                                                                                      December 31,          June 30,
Assets                                                                                    2001                2001
------                                                                                ------------          --------
Current assets:
     Cash and cash equivalents                                                           $   1,905            13,759
     Trade accounts receivable, net                                                        136,409            79,050
     Inventories                                                                           202,949           155,249
     Unrealized gains on energy related contracts                                           67,369            41,419
     Receivable from sale of assets                                                              -            29,033
     Prepaid expenses and other                                                              3,869             4,130
                                                                                         ---------          --------
                                                                                           412,501           322,640
                                                                                         ---------          --------
Property, plant and equipment:
     Land                                                                                   13,939            15,181
     Plant and equipment                                                                   285,040           343,076
     Accumulated depreciation                                                              (52,192)          (54,025)
                                                                                         ---------          --------
                                                                                           246,787           304,232
                                                                                         ---------          --------
Investments and other assets:
     Investments in petroleum related assets                                                11,816            47,760
     Deferred tax assets                                                                     9,442            12,944
     Deferred debt issuance costs, net                                                       3,747             4,667
     Other assets, net                                                                       4,604             2,977
                                                                                         ---------          --------
                                                                                            29,609            68,348
                                                                                         ---------          --------
                                                                                         $ 688,897           695,220
                                                                                         =========          ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Trade accounts payable                                                               $133,002            73,749
     Inventory due under exchange agreements                                                     -            76,754
     Unrealized losses on energy related contracts                                           7,791            27,726
     Excise taxes payable                                                                   57,340            32,025
     Other accrued liabilities                                                              14,991            12,591
                                                                                         ---------          --------
                                                                                           213,124           222,845
                                                                                         ---------          --------
Long-term debt                                                                             126,000           130,000

Stockholders' equity:
     Series A Convertible Preferred stock, par value $1,000 per share, authorized 2,000,000 shares, issued and outstanding 179,666 shares at December 31, 2001, and 174,825 shares at
          June 30, 2001, liquidation preference of $179,666                                179,666           174,825
     Common stock, par value $.01 per share, authorized
          80,000,000 shares, issued and outstanding 32,142,251 shares at
          December 31, 2001 and 31,834,669 shares at June 30, 2001                             322               318
     Capital in excess of par value                                                        206,745           205,256
     Unearned compensation                                                                  (3,251)           (2,465)
     Accumulated deficit                                                                   (33,709)          (35,559)
                                                                                         ---------          --------
                                                                                           349,773           342,375
                                                                                         ---------          --------
                                                                                         $ 688,897           695,220
                                                                                         =========          ========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months and Six Months Ended December 31, 2001 and 2000 (Unaudited) (In thousands, except per share amounts)

                                                                    Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                       (Unaudited)                     (Unaudited)
                                                             ------------------------------------------------------------
                                                                  2001            2000            2001            2000
                                                                --------        --------        --------         -------
Revenues                                                     $  1,164,960       1,290,352       2,707,244       2,504,443

Costs and expenses:
     Product costs                                              1,148,170       1,261,313       2,648,189       2,450,868
     Direct operating expenses                                      6,662           8,496          13,836          16,898
     Selling, general and administrative                            8,185           8,157          16,650          15,394
     Depreciation and amortization                                  4,024           4,821           8,306           9,668
                                                             ------------       ---------       ---------       ---------
                                                                1,167,041       1,282,787       2,686,981       2,492,828
                                                             ------------       ---------       ---------       ---------
               Operating income (loss)                             (2,081)          7,565          20,263          11,615

Other income (expense):
     Dividend income from and equity in earnings of
          petroleum related investments                               108             820           1,457           1,739
     Interest income                                                  315             477             423           1,275
     Interest expense                                              (1,652)         (4,445)         (3,581)         (9,271)
     Other financing costs                                           (704)         (1,234)         (1,458)         (2,447)
     Gain (loss) on disposition of assets, net                          -               8          (1,295)              8
     Gain (loss) on interest rate swap                               (727)           (380)         (5,017)            326
                                                             ------------       ---------       ---------       ---------
                                                                   (2,660)         (4,754)         (9,471)         (8,370)
                                                             ------------       ---------       ---------       ---------
               Earnings (loss) before income taxes                 (4,741)          2,811          10,792           3,245

Income tax benefit (expense)                                        1,801          (1,068)         (4,101)         (1,233)
                                                             ------------       ---------       ---------       ---------
               Net earnings (loss)                                 (2,940)          1,743           6,691           2,012

Preferred stock dividends                                          (2,437)         (2,127)         (4,841)         (4,253)
                                                             ------------       ---------       ---------       ---------
               Net earnings (loss) attributable to
                    common stockholders                      $     (5,377)           (384)          1,850          (2,241)
                                                             ============        ========       =========       =========
Weighted average common shares outstanding:
      Basic                                                        32,144          31,459          31,982          31,142
                                                             ============        ========       =========       =========
      Diluted                                                      32,144          31,459          32,252          31,142
                                                             ============        ========       =========       =========
Earnings (loss) per common share
      Basic                                                  $      (0.17)          (0.01)           0.06           (0.07)
                                                             ============        ========       =========       =========
      Diluted                                                $      (0.17)          (0.01)           0.06           (0.07)
                                                             ============        ========       =========       =========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Year Ended June 30, 2001 and Six Months Ended December 31, 2001 (Unaudited) (In thousands)


                                                                                                          Retained
                                                                      Capital in                          earnings
                                           Preferred      Common       excess of         Unearned       (accumulated
                                             stock        stock        par value       compensation       deficit)         Total
                                           ---------      ------      ----------       ------------     ------------       -----
Balance at June 30, 2000                   $ 170,115         307         201,075          (1,465)          (37,934)      332,098

Common stock issued for options
    and warrants exercised                         -           6           1,891               -                 -         1,897
Net tax benefit arising from
    stock based compensation                       -           -              (5)              -                 -            (5)
Unearned compensation related
    to restricted stock awards                     -           5           2,295          (2,300)                -             -
Amortization of unearned compensation              -           -               -           1,300                 -         1,300
Preferred stock dividends, including
    $4,710,000 paid-in-kind                    4,710           -               -               -            (8,963)       (4,253)
Net earnings                                       -           -               -               -            11,338        11,338
                                           ---------        ----         -------          ------           -------       -------
Balance at June 30, 2001                   $ 174,825         318         205,256          (2,465)          (35,559)      342,375
                                           ---------        ----         -------          ------           -------       -------
Common stock issued for options
    exercised                                      -           -              30               -                 -            30
Repurchased and retired stock from
    employees for withholding taxes                -           -             (71)              -                 -           (71)
Net tax benefit arising from stock
    based compensation                             -           -             (18)              -                 -           (18)
Unearned compensation related to
    restricted stock awards                        -           4           1,548          (1,552)                -             -
Amortization of unearned compensation              -           -               -             766                 -           766
Preferred stock dividends paid-in-kind         4,841           -               -               -            (4,841)            -
Net earnings                                       -           -               -               -             6,691         6,691
                                           ---------        ----         -------          ------           -------       -------
Balance at December 31, 2001               $ 179,666         322         206,745          (3,251)          (33,709)      349,773
                                           =========        ====         =======          ======           =======       =======

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six Months Ended December 31, 2001 and 2000 (Unaudited)
(In thousands)

                                                                                                   Six Months Ended
                                                                                                      December 31,
                                                                                                      (Unaudited)
                                                                                          -----------------------------------
                                                                                             2001                     2000
                                                                                          ----------                ---------
Cash flows from operating activities:
 Net earnings                                                                              $   6,691                    2,012
 Adjustments to reconcile net earnings to net
  cash used by operating activities:
    Depreciation and amortization                                                              8,306                    9,668
    Equity in earnings of petroleum related investments                                           (7)                       -
    Deferred tax expense                                                                       3,502                    1,152
    Income tax benefit related to stock based compensation                                       (18)                       -
    Loss (gain) on disposition of assets                                                       1,295                       (8)
    Amortization of unearned compensation                                                        766                      546
    Amortization of deferred debt issuance costs                                                 920                    1,950
    Provision for loss on transportation agreement                                             2,156                        -
    Unrealized loss on interest rate swap                                                      3,168                        -
    Changes in operating assets and liabilities,
     net of non-cash activities:
      Trade accounts receivable                                                              (57,359)                  (2,936)
      Prepaid expenses and other                                                                 261                    1,365
      Trade accounts payable                                                                  59,253                   11,696
      Net change in inventories and inventory due under exchange agreements                 (124,454)                  (8,530)
      Net change in unrealized gains/losses on energy related contracts                      (45,885)                 (44,809)
      Excise taxes payable and other accrued liabilities                                      19,091                    1,623
                                                                                           ---------                 --------
         Net cash used by operating activities                                              (122,314)                 (26,271)
                                                                                           ---------                 --------
Cash flows from investing activities:
 Purchases of property, plant and equipment                                                   (1,110)                  (6,172)
 Proceeds from sales of assets                                                               117,238                    1,059
 Increase in other assets, net                                                                (1,627)                     (62)
                                                                                           ---------                 --------
         Net cash provided (used) by investing activities                                    114,501                   (5,175)
                                                                                           ---------                 --------
Cash flows from financing activities:
 Borrowings (repayments) of long-term debt, net                                               (4,000)                   4,818
 Deferred debt issuance costs                                                                      -                   (1,004)
 Common stock issued                                                                              30                    1,605
 Repurchased and retired stock from employees for withholding taxes                              (71)                       -
 Preferred stock dividends paid                                                                    -                   (4,253)
                                                                                           ---------                 --------
         Net cash provided (used) by financing activities                                     (4,041)                   1,166
                                                                                           ---------                 --------
         Decrease in cash and cash equivalents                                               (11,854)                 (30,280)

Cash and cash equivalents at beginning of period                                              13,759                   53,938
                                                                                           ---------                 --------
Cash and cash equivalents at end of period                                                 $   1,905                   23,658
                                                                                           =========                 ========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Six Months Ended December 31, 2001 and 2000 (Unaudited)
(In thousands)

                                                                                              Six Months Ended
                                                                                                 December 31,
                                                                                                 (Unaudited)
                                                                                        -------------------------------
                                                                                            2001                 2000
                                                                                           ------               ------
Supplemental disclosures of cash flow information:

Sale of Little Rock facilities:
  Proceeds receivable                                                                   $  29,033                       -
                                                                                        ---------               ---------
  Cash received from sale                                                               $  29,033                       -
                                                                                        =========               =========
Sale of West Shore shares:
  Investment in West Shore                                                              $  35,952                       -
  Loss on disposition                                                                      (9,896)                      -
                                                                                        ---------               ---------
  Cash received from sale                                                               $  26,056                       -
                                                                                        =========               =========
Sale of NORCO facilities:
  Assets disposed                                                                       $  49,733                       -
  Liabilities recorded and liabilities retired                                              3,416                       -
  Gain on disposition                                                                       8,601                       -
                                                                                        ---------               ---------
  Cash received from sale                                                               $  61,750                       -
                                                                                        =========               =========
Other cash sales:
  Cash received from sales                                                              $     399                   1,059
                                                                                        =========               =========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(1) Summary of Critical and Significant Accounting Policies

    Nature of Business and Basis of Presentation

    TransMontaigne Inc., a Delaware corporation ("TransMontaigne"), provides a broad range of integrated supply, distribution, marketing, terminaling, storage and transportation services to refiners, distributors, marketers and industrial/commercial end-users of petroleum refined products (e.g. gasoline, heating oil, etc.), chemicals, crude oil and other bulk liquids ("Product") in the midstream sector of the petroleum and chemical industries. We are a holding company that conducts our operations primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Northeast regions of the United States.

    Our commercial operations are divided into two main areas: Products supply, distribution and marketing, and terminals and pipelines.

    Principles of Consolidation and Use of Estimates

    The consolidated financial statements included in this Form 10-Q have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2001.

    Our accounting and financial reporting policies conform to generally accepted accounting principles and prevailing industry practices. The financial statements include the accounts of TransMontaigne and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results could differ from these estimates.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(1) Summary of Critical and Significant Accounting Policies (continued)

    Inventories

    Our inventories consist of Products that are held and stated at market value. Our inventory management activities are accounted for in accordance with Emerging Issues Task Force Consensus 98-10 ("EITF 98-10"), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As such, all financial instruments utilized are marked-to-market in accordance with the guidance set forth in EITF 98-10. The utilization of this mark-to-market method of accounting requires that the effect of changes in prices related to our physical inventory positions, along with any related hedges, be included in net operating margins.

    We maintain and market inventory that has different quality grades but is interchangeable within these grades (e.g., premium, mid-grade, regular unleaded gasoline). Our refined petroleum products inventories are traded in futures markets; in large fungible bulk markets (Pasadena, TX; New York Harbor; Chicago, IL; Tulsa, OK refining area; and Los Angeles, CA); and in city specific wholesale markets. Quoted market prices (New York Mercantile Exchange ("NYMEX"), Platt's-Bulk, and OPIS-Wholesale) are readily available for these markets and are used by us in determining our inventory valuations.

    Our basis for inventory valuation is the utilization of the nearest quoted NYMEX futures contract price, plus quoted basis differentials to the various bulk market areas, plus Federal Energy Regulatory Commission regulated transportation costs and industry recognized handling charges to city specific wholesale markets. Quoted basis differentials are traded in the over-the-counter petroleum markets and are easily verified by the various cash brokers that facilitate trading.

    We utilize this valuation methodology for all Products held by us in storage, along with any valuation of a related exchange imbalance with a trading partner. This methodology provides us a consistent means of valuing inventory at a spot liquidation value and utilizes pricing components that are verifiable via market price services and regulated pipeline tariffs.

    Our Risk Management Committee reviews the total inventory and risk position on a regular basis in order to ensure compliance with TransMontaigne's inventory management policies, including hedging and trading activities. We have adopted policies under which changes to our net risk position which is subject to price risk, requires the prior approval of the Audit Committee.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(1) Summary of Critical and Significant Accounting Policies (continued)

    Accounting for Price Risk Management Activities

    In connection with our Products supply, distribution and marketing commercial operations, where we engage in price risk management activities (forward energy trading contracts), we utilize mark-to-market accounting.

    The utilization of the mark-to-market method of accounting requires that the effect of changes in prices related to contractual positions, along with the related hedges, be included in net operating margins. We enter into forward physical energy contracts in both our marketing/logistics business and our commercial end user marketing ("energy services") business. Our contracted price agreed upon with a third party is compared against the estimated price to replace the Product at the delivery location of the contract. The difference between these two values is discounted to present-day dollars and recorded as "Unrealized Gains (asset) or Losses (liability) on Energy Related Contracts" in the Consolidated Balance Sheet, with an offsetting entry to Product costs in the Consolidated Statements of Operations. Our price risk management activities are energy-trading activities as defined by EITF 98-10. As such, all financial instruments utilized are marked-to-market in accordance with the guidance set forth in EITF 98-10.

    Mark-to-market accounting assists us in evaluating positions and controlling market risks. We record all positions at their daily net realizable value (the cost to replace the positions at current values, i.e. replacement costs), using a combination of published daily market closes and estimates based on both market intelligence and historical market conditions.

    For market locations in which we have access to physical Products via our equity owned terminals, controlled pipeline space, and/or a throughput/exchange arrangement, replacement cost is determined by adding the quoted near month NYMEX futures quote to the appropriate basis differential (depending on the market area that will supply the contract location) and the transportation cost to deliver the Products from the bulk trading location to the contract location.

    For some of our contracts and contract locations, calculating replacement cost relies on a degree of estimation in calculating the basis differentials for deferred trading months and locations without a liquidly traded forward cash market. For these markets (in which we cannot secure a forward traded basis differential quote from a broker), our mark-to-market model estimates the basis differentials based on a rolling historical average, which is updated quarterly.

    For market locations in which we do not have access to physical Products via our equity owned terminals, controlled pipeline space, and/or a throughput/exchange arrangement, we purchase Products on a spot basis from approved vendors to satisfy our contractual obligations. In these contracts, we are exposed to the differential between the bulk trading locations and the city specific wholesale markets, as we do not control the pipeline and terminal capacity to facilitate shipment of the physical Products. Our mark-to-market model estimates this differential to each specific city.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(1) Summary of Critical and Significant Accounting Policies (continued)

    Accounting for Price Risk Management Activities (continued)

    We also use mark-to-market guidance under EITF 98-10 to value our forward commitments under swap contracts. We enter into various swap agreements with our trading partners and price risk management customers that settle against a wide variety of wholesale and retail pricing indices. The purpose of these arrangements can range from hedging forward price risk to attempting to garner a value added margin for price risk management activities. In accordance with our risk management policy, we utilize a combination of futures contracts and over-the-counter forward contracts to hedge risk associated with these contracts. Our methodology to calculate a forward replacement cost for these instruments is consistent with our methodology used to value our forward physical cash commitments. We use a rolling historical average difference between the pricing index that the swap contract utilizes (e.g. Department of Energy National and OPIS-Wholesale indices) and the related NYMEX futures contract utilized to hedge the commitment.

    Contractual commitments are subject to risks including market value fluctuations, as well as counter party credit and liquidity risk. We have established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master netting arrangements, letters of credit and other guarantees.

    The cash flow impact of financial instruments and these risk management activities are reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows.

    Accounting for Terminal and Pipeline Activities

    In connection with our terminal and pipeline commercial operations, we utilize the accrual method of accounting for revenue and expenses.

    Environmental Obligations

    We accrue for environmental costs that relate to existing conditions caused by past operations when estimable. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct internal and legal costs. Liabilities for environmental costs at a specific site are initially recorded when it is reasonably possible that we will be liable for such costs, and an estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted/regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. At December 31, 2001, we had environmental reserves accrued of approximately $2.4 million for our estimated remediation obligations. As of June 30, 2001, we had an environmental reserve of approximately $0.7 million.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(1) Summary of Critical and Significant Accounting Policies (continued)

    Cash and Cash Equivalents

    We consider all short-term investments with an original maturity of three months or less to be cash equivalents.

    Property, Plant and Equipment

    Depreciation is computed using the straight-line and double-declining balance methods. Estimated useful lives are 20 to 25 years for plant, which includes buildings, storage tanks, and pipelines, and 3 to 20 years for equipment. All items of property, plant and equipment are carried at cost. Expenditures that increase capacity, or extend useful lives are capitalized. Routine repairs and maintenance are expensed. Computer software costs are capitalized and amortized over their useful lives, generally not to exceed 5 years. The costs of installing certain enterprise wide information systems are amortized over periods not exceeding 10 years.

    Deferred Debt Issuance Costs

    Deferred debt issuance costs relate to the Bank Credit Facility and the senior promissory notes and are amortized on the interest method over the term of the underlying debt instrument.

    Income Taxes

    We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

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

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(1) Summary of Critical and Significant Accounting Policies (continued)

    New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, and establishes that any purchase price allocable to an assembled workforce may not be accounted for separately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    We are required to adopt provisions of SFAS No. 141 immediately and SFAS No. 142 effective July 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 will not have any impact on our financial statements, and we do not expect the adoption of SFAS No. 142 will have any impact on our financial statements.

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

    SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

    We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending September 30, 2002. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require us to gather market information and develop cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for us to estimate the impact of adopting this statement at the date of this report.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We are currently evaluating the requirements and impact of this statement on our consolidated financial positions and results of operations.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(2) Dispositions

    Effective June 30, 2001, we sold two petroleum distribution facilities in Little Rock, Arkansas to Williams Energy Partners L.P. for $29.0 million. The cash proceeds from the sales transaction were received on July 3, 2001. We realized a net gain in June 2001 of approximately $22.1 million on the sale. The proceeds from the sale were used to repay long-term debt and for working capital needs.

    On July 27, 2001, we sold 861 shares of the common stock of West Shore Pipeline Company ("West Shore"), thereby reducing our ownership interest to 18.50%. The West Shore common stock was sold to Midwest Pipeline Company, LLC for cash consideration of approximately $2.9 million. We realized a net loss of approximately $1.1 million on this sale. As a result of this transaction, we also recognized a loss on our remaining investment in West Shore of approximately $8.8 million. We sold our remaining 18.50% interest on October 29, 2001 to Buckeye Partners L.P. for cash consideration of approximately $23.1 million, which approximated our adjusted book value. The cash proceeds from both sales were used to repay long-term debt and for working capital needs.

    On July 31, 2001, we sold the NORCO Pipeline system and related terminals ("NORCO") to Buckeye Partners L.P. for cash consideration of approximately $62.0 million and realized a net gain of approximately $8.6 million on the sale. The proceeds from the sale were used to repay long-term debt and for working capital needs.

(3) Inventories

    Inventories at December 31, 2001 and June 30, 2001 are as follows:

                                         December 31, 2001    June 30, 2001
                                         -----------------    -------------
                                          (in thousands)      (in thousands)
    Refined petroleum products                $202,949              78,495
    Refined petroleum products due
         under exchange agreements, net              -              76,754
                                              --------             -------
                                              $202,949             155,249
                                              ========             =======

    We manage discretionary inventory by utilizing risk and portfolio management disciplines, including certain hedging strategies, forward purchases and sales, swaps and other financial instruments to manage market exposure. In managing these inventory balances and related financial instruments, we evaluate the market exposure from an overall portfolio basis that considers both continuous movement of inventory balances and related open positions in commodity trading instruments.

    Our refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. A portion of the above inventory (including line fill and tank bottoms - the minimum inventory - "Mins"), is required to be held for operating balances in the conduct of our daily supply, distribution and marketing activities, and is maintained both in tanks and pipelines owned by us and pipelines and tanks owned by third parties. In order to maintain our trading and marketing activities, we cannot sell this minimum inventory, and we manage it as if it were a long-term investment. As such, it is our policy not to hedge the price risk associated with this minimum inventory. However, due to the fact that all our inventory must currently be accounted for under mark-to-market accounting in accordance with EITF 98-10, we record non-cash unrealized gains and losses each period for changes in the market prices of this minimum inventory. As of December 31, 2001 and June 30, 2001, our designated minimum inventory level was 2.0 million barrels. The unrealized loss relating to our minimum inventory was $13.0 million and $6.9 million for the six months ended December 31, 2001 and 2000, respectively.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(4) Unrealized Gains/Losses on Energy Related Contracts, Net

    Unrealized gains and losses on energy related contracts at December 31, 2001 and June 30, 2001 are as follows:

                           December 31, 2001          June 30, 2001
                           -----------------          -------------
                            (in thousands)            (in thousands)
    Unrealized gains          $ 67,369                    41,419
    Unrealized losses           (7,791)                  (27,726)
                              --------                   -------
       Net asset position     $ 59,578                    13,693
                              ========                    ======

(5) Property, Plant and Equipment

    Property, plant and equipment at December 31, 2001 and June 30, 2001 is as follows:

                                      December 31, 2001          June 30, 2001
                                      -----------------          -------------
                                        (in thousands)           (in thousands)
    Land                                   $  13,939                   15,181
    Pipelines, rights of way
         and equipment                        11,842                   36,776
    Terminals and equipment                  256,629                  289,715
    Other plant and equipment                 16,569                   16,585
                                           ---------                  -------
                                             298,979                  358,257
    Less accumulated depreciation             52,192                   54,025
                                           ---------                  -------
                                           $ 246,787                  304,232
                                           =========                  =======

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(6) Investments in Petroleum Related Assets

    Investments in petroleum related assets at December 31, 2001 and June 30, 2001 is as follows:

                                 December 31, 2001           June 30, 2001
                                 -----------------           -------------
                                  (in thousands)             (in thousands)
    Lion Oil Company                  $10,131                    10,131
    ST Oil Company                      1,685                     1,677
    West Shore                              -                    35,952
                                      -------                    ------
                                      $11,816                    47,760
                                      =======                    ======

    We effectively own 18.04% of the common stock of Lion Oil Company ("Lion"), an Arkansas based refinery, through our 65% ownership of TransMontaigne Holding Inc. We recorded dividend income of approximately $0.8 million from Lion during the six months ended December 31, 2001 and $0.7 million during the six months ended December 31, 2000.

    In August 2000, we converted our note receivable and accrued interest from ST Oil Company into a 30.02% equity ownership position. We recorded less than $0.1 million of equity income during the six months ended December 31, 2001 and 2000.

    Through our wholly-owned subsidiary, TransMontaigne Pipeline Inc., we owned 20.38% of the common stock of West Shore. Although we owned 20.38%, we did not maintain effective management control and therefore carried our investment at cost. On July 27, 2001, we sold 861 shares of the common stock of West Shore thereby reducing our ownership interest to 18.50%. The West Shore common stock was sold to Midwest Pipeline Company, LLC for cash consideration of approximately $2.9 million. We realized a net loss of approximately $1.1 million on this sale. As a result of this transaction, we also recognized a loss on our remaining investment in West Shore of approximately $8.8 million. We sold our remaining 18.50% interest on October 29, 2001 to Buckeye Partners L.P. for cash consideration of approximately $23.1 million, which approximated our adjusted book value. We recorded dividend income from West Shore of approximately $0.7 million during the six months ended December 31, 2001 and $1.0 million for the six months ended December 31, 2000.

(7) Other Assets, Net

    Other assets at December 31, 2001 and June 30, 2001 is as follows:

                                    December 31, 2001     June 30, 2001
                                    -----------------     -------------
                                     (in thousands)       (in thousands)
    Prepaid transportation                $2,884               2,601
    Commodity trading membership           1,500                   -
    Deposits and other assets                220                 376
                                          ------               -----
                                          $4,604               2,977
                                          ======               =====

    Prepaid transportation relates to our contractual transportation and deficiency agreements with three interstate refined petroleum pipelines. See note 12.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(8) Long-Term Debt

    Long-term debt at December 31, 2001 and June 30, 2001 is as follows:

                                   December 31, 2001        June 30, 2001
                                   -----------------        --------------
                                    (in thousands)          (in thousands)
    Bank Credit Facility               $101,000                  80,000
    Senior promissory notes              25,000                  50,000
                                       --------                 -------
                                        126,000                 130,000
    Less current maturity                     -                       -
                                       --------                 -------
                                       $126,000                 130,000
                                       ========                 =======

    Our Bank Credit Facility consists of a $240 million revolving credit facility and a $45 million letter of credit facility that is due December 31, 2003. Borrowings under the credit facility bear interest, based upon our option, at either the lender's Alternate Base Rate plus a spread, or LIBOR plus a spread, as in effect at the time of the borrowings and is adjusted monthly, bimonthly, quarterly or semi-annually.

    In April 1997, we entered into a Master Shelf Agreement (senior promissory notes) with an institutional lender. On July 6, 2001, we repaid and retired the outstanding $25 million of 7.85% Senior Notes with a portion of the proceeds from the sale of the Little Rock terminal. The remaining borrowings consist of 7.22% Senior Notes due October 17, 2004.

    Each of the Bank Credit Facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of December 31, 2001, we were in compliance with all such tests contained in the respective agreements.

    The average interest rate under the Bank Credit Facility was 5.1% and 10.1% at December 31, 2001 and 2000, respectively. Cash payments for interest were approximately $3.6 million and $9.7 million for six months ended December 31, 2001 and 2000, respectively.

    Pursuant to the letter of credit facility, we had outstanding letters of credit with third parties in the amount of $10.4 million and $12.3 million at December 31, 2001 and June 30, 2001, respectively. At December 31, 2001, all outstanding letters of credit expire within one year.

    We have a $150 million notional value "periodic knock-out" swap agreement with a money center bank to offset the exposure of an increase in variable interest rates on our bank debt. This swap agreement expires in August 2003. The swap settles monthly and contains a knock-out level on the one-month LIBOR at or above 6.75%, and has a fixed interest rate of 5.48%. The swap agreement provides that we pay a fixed interest rate of 5.48% on the notional amount in exchange for a variable rate based on LIBOR so long as the one-month LIBOR interest rate does not rise above 6.75%. If the one-month LIBOR rate rises above 6.75%, the swap knocks out and no payments are due under the agreement until such time as the one-month LIBOR rate declines below 6.75%.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(8)  Long-Term Debt (continued)

     As of December 31, 2001 and June 30, 2001, the fair market value of the swap agreement was a liability of $6.3 million and $3.1 million respectively, which was recorded in other liabilities. For the six months ended December 31, 2001, we recorded an unrealized loss on the interest rate swap of $3.2 million and a realized loss of $1.8 million that we paid to the swap counter party. We recorded an unrealized loss on the interest rate swap of $0.8 million and a realized gain of $1.1 million that was paid to us by our swap counter party, for the six months ended December 31, 2000.

(9)  Stockholders' Equity

     On March 25, 1999 and March 30, 1999, we closed a private placement of $170.1 million of $1,000 Series A Convertible Preferred Stock Units (the "Units"). Each Unit consists of one share of 5% convertible preferred stock (the "Preferred Stock"), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividends are payable in either cash or additional preferred shares. If the dividends are paid-in-kind with additional preferred shares, the number of additional preferred shares issued in lieu of a cash payment is determined by multiplying the cash dividend that would have been paid by 110%. During the six months ended December 31, 2001, we elected to pay-in-kind the preferred dividends. For the six months ended December 31, 2001, paid-in-kind dividends were $4.8 million. For the six months ended December 31, 2000 cash dividend payments were $4.3 million.

     We may redeem all, but not less than all, of the then outstanding shares of the Preferred Stock on December 31, 2003 at the liquidation value of $1,000 per share plus any accrued but unpaid dividends thereon through the redemption date (the "Mandatory Redemption Price"). The Mandatory Redemption Price shall be paid, at our election, in cash or shares of common stock, or any combination thereof, subject to limitations on the total number of common shares permitted to be used in the exchange and issued to any shareholder. For purposes of calculating the number of shares of common stock to be received, each such share of common stock shall be valued at 90 percent of the average market price for the common stock for the 20 consecutive business days prior to the redemption date. If the Preferred Stock remains outstanding after December 31, 2003, the dividend rate will increase to an annual rate of 16%. The Preferred Stock is convertible any time and may be called for redemption by us after the second year if the market price of the common stock is greater than 175% of the conversion price at the date of the call.

(10) Restricted Stock

     We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. Amortization of unearned compensation of approximately $0.8 million and $0.5 million is included in selling, general and administrative expense for the six months ended December 31, 2001 and 2000, respectively. As provided for in the plan, during the six months ended December 31, 2001, 12,548 shares were repurchased and retired from employees, to pay the withholding taxes due when restricted shares vested.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 (Unaudited)
--------------------------------------------------------------------------------
(11) Litigation

     We have been a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

(12) Commitments and Contingencies

     In connection with our June 30, 2001 sale of the two petroleum distribution facilities in Little Rock, Arkansas, we are liable for payments of up to $725,000 per year for a five-year period through June 30, 2006. The amount that we are potentially liable for each year is based on the actual throughput volumes of the facility for each year as compared to the contractual thresholds, of 20,000 and 32,500 barrels per day ("BPD"). If actual volumes exceed 32,500 BPD, we will not be obligated to pay any of the $725,000 for that given year. If actual volumes are between the 20,000 and 32,500 BPD, we will be obligated to pay a prorated portion of the $725,000. If actual volumes are less than 20,000 BPD, we are obligated to pay the entire $725,000.

     We also are subject to three transportation and deficiency agreements ("T&D's") with three separate refined petroleum product interstate pipeline companies. Each agreement calls for guaranteed minimum shipping volumes over the term of the agreements. If actual volumes shipped are less than the guaranteed minimum volumes, we must make payment to the counter party for any shortfall at the contracted pipeline tariff. Such payments are accounted for as prepaid transportation, since we have a contractual timeframe, after the end of the term of the T&D, to apply the amounts to charges for using the interstate pipeline. We monitor the actual volumes shipped against our obligations to determine if the T&D payments made will ultimately be recouped. In order to do this, we have to estimate our future shipping volumes.

     As of December 31, 2001, we have recorded approximately $2.9 million of prepaid transportation costs under these T&D's. Under one of the T&D agreements, we have estimated that future payments totaling $2.6 million that will be required will not be recoverable and accordingly we have established a liability in Other Accrued Liabilities for this estimated future obligation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following review of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements. Material period-to-period variances in the consolidated statements of income are discussed under "Results of Operations." The "Liquidity and Capital Resources" section analyzes cash flows and financial position. These Consolidated Financial Statements should be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2001.

     Our commercial operations are divided into two main areas: Product supply, distribution and marketing, and terminals and pipelines, which includes terminaling, storage services, and pipeline transportation.

Commercial Operations

Product Supply, Distribution and Marketing

     We provide Product services, consisting of the bulk purchase and sale of Products, the wholesale marketing of Products at terminal truck loading rack locations, and sales of Products to regional and national industrial end-users. In addition, we provide risk management products and services to gasoline and distillate customers that minimize the customer's exposure to both commodity price movements and location-based differentials. We provide these services to customers for periods as short as one month to terms that will span several years. The type and length of contracts provided by us will vary based upon market conditions, customer needs and the risk profile desired by the individual customer. These risk-managing contracts are not entered into on a ratable basis and can cause net operating margins to fluctuate from one period to the next.

     The Product supply, distribution and marketing operations generally utilizes the asset base and associated Product market demand for the geographic areas surrounding our terminal and pipeline assets to market and trade various Products and provide specialized services to our customers. We purchase Products at prevailing prices from refiners and producers at production points and common trading locations. These Products are then shipped via barge, TransMontaigne-owned pipelines or third party-owned pipelines to our terminals or to third party terminal locations. We can also arrange for the movement of these Products through exchange agreements with third parties. From these terminal locations, the Products are made available to our customers either through contract sales, exchange agreements or daily priced rack sales.

     Our margins are generated from bulk sales and exchanges of Products with major and large independent energy companies; wholesale distribution and sales of Products to jobbers and retailers; distribution and sales of Products to regional and national commercial/industrial end-users; wholesale storage and marketing contracts of Products; and tailored short and long-term fuel and risk management logistical services arrangements to wholesale, retail and commercial/industrial end-users. Product storage and forward sales transactions enable us to purchase Products inventory; utilize proprietary and leased tankage, as well as line space controlled by us in major common carrier pipelines; arbitrage location product prices differentials and transportation costs; store inventory; and, depending upon market conditions, realize margins through sales in the future cash market or by using NYMEX contracts. Wholesale distribution of Products is conducted from proprietary and non-proprietary truck loading terminal, storage and delivery locations. Fuel and risk management logistical services provide both our large and small volume customers an assured, ratable and cost effective delivered source of Products supply through proprietary pipelines and terminals, as well as through non-proprietary pipeline, terminal, truck, rail and barge distribution channels.

     Generally, as we purchase a Product, we simultaneously attempt to establish or "lock-in" a margin by selling the Product for physical delivery to third party users or by entering into a future delivery obligation, such as a futures contract on the NYMEX. We seek to maintain a balanced position until we deliver or take delivery of the physical Product associated with each transaction, thereby minimizing or eliminating exposure to price fluctuations occurring after the initial transactions. However, certain basis risks (the risk that price relationships between delivery points, types of Product or delivery periods will change) cannot be completely hedged or eliminated. It is our policy not to acquire Products, futures contracts or other derivative products for the purpose of speculating on the commodity price. Risk management policies have been established by the Risk Management Committee to monitor and control these price risks. The Risk Management Committee is comprised of senior executives of TransMontaigne.

     In addition, we provide "supply chain management" services to our commercial and industrial customers. Through our "supply chain management" arrangements, we provide services to our customers downstream of the Products rack location. A customer of our "supply chain management" services receives the benefits of our web computer technology enabling the customers to minimize their total energy costs while meeting their volumetric needs. As a result of this service, a customer can reduce the processing time associated with dispatching Product to its physical locations, processing payments associated with Product purchases at both bulk and retail locations, and obtain other costs savings associated with procuring its Product demands. By aggregating the demands of various customers, we are able to leverage the demand and build relationships with other companies along the supply and distribution chain that benefit all the parties through reductions in the "back office" processing costs associated with buying and selling Products.

     In connection with our Products supply, distribution and marketing operations, where we engage in price risk management activities, we utilize mark-to-market accounting.

Terminals and Pipelines

     We own and operate an extensive terminal infrastructure that handles Products with transportation connections via pipelines, barges, rail cars and trucks to TransMontaigne-owned facilities or to third party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation, Texas Eastern, Explorer and Williams pipeline systems. The terminal and pipeline commercial operations depend in large part on the level of demand for Products by end users in the geographic locations served by such facilities and the ability and willingness of our customers to supply such demand by utilizing our terminals and pipelines as opposed to the terminals and pipelines of other companies. Our Product supply, distribution and marketing effort "directs" volumes through our terminals and pipelines wherever possible, which provides us with an advantage over many of our terminal competitors who are not involved in the marketing of Products.

     The net margin for terminals and pipelines is calculated as terminal revenue plus storage revenue plus pipeline revenue less direct operating costs. Terminal revenues are based on the volume of Products handled at the facility's loading racks, generally at a standard rate per gallon. Storage fees are generally based on a per barrel rate or tankage capacity committed and will vary with the duration of the arrangement, the product stored and special handling requirements, particularly when certain types of chemicals and other bulk liquids are involved. Pipeline revenues are based on the volume of Products transported and the distance from the origin point to the delivery point. The operating expenses of the terminals and pipelines include the direct related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. We cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy, demographic changes, weather conditions, crop prices, and energy-generation devices, all of which could reduce the demand for Products in the areas served by TransMontaigne.

   In connection with our terminal and pipeline commercial operations, we utilize the accrual method of accounting for revenue and expenses.

CRITICAL ACCOUNTING POLICIES

Our accounting policies for inventories, price risk management activities, and environmental obligations, are considered to be critical in the presentation of our consolidated financial statements. These policies, and the underlying financial statement accounts, require the use of estimates, management judgments, or valuation methods, which could fluctuate if different assumptions or conditions were to prevail. In recording our inventory at market, we must estimate basis differentials and/or transportation costs to be applied to quoted market prices for the products. Accounting for price risk management activities requires us to select among acceptable valuation models, select appropriate discount rates, and estimate basis differentials and/or transportation costs to be applied to quoted market prices. Accounting for price risk management activities, requires that we provide an estimate for losses in the event a counter party defaults the performance of its obligations.

RESULTS OF OPERATIONS

Selected financial data regarding our operations are summarized below (in thousands):

                                                                      Three Months Ended           Six Months Ended
                                                                         December 31,                December 31,
                                                                      ------------------           -----------------
                                                                        2001       2000           2001         2000
                                                                       ------     ------         ------       ------
Net operating margins (1):
 Product supply, distribution and marketing:
  Sales, exchanges and product arbitrage                            $ 13,729       10,865        41,328        19,175
  Unrealized losses recognized for the
      minimum inventory                                              (12,114)      (2,353)      (12,963)       (6,881)
                                                                    --------       ------       -------       -------
                                                                       1,615        8,512        28,365        12,294
 Terminals and pipelines                                               8,513       12,031        16,854        24,383
                                                                    --------       ------       -------       -------
   Total net operating margins                                        10,128       20,543        45,219        36,677

Selling, general and administrative expenses                          (8,185)      (8,157)      (16,650)      (15,394)
Depreciation and amortization                                         (4,024)      (4,821)       (8,306)       (9,668)
                                                                    --------       ------       -------       -------
   Operating income (loss)                                            (2,081)       7,565        20,263        11,615

Dividend income from and equity in earnings of petroleum
    related investments                                                  108          820         1,457         1,739
Interest income                                                          315          477           423         1,275
Interest expense                                                      (1,652)      (4,445)       (3,581)       (9,271)
Other financing costs                                                   (704)      (1,234)       (1,458)       (2,447)
Gain (loss) on disposition of assets, net                                  -            8        (1,295)            8
Gain (loss) on interest rate swap                                       (727)        (380)       (5,017)          326
                                                                    --------       ------       -------       -------
   Earnings (loss) before income taxes                                (4,741)       2,811        10,792         3,245
Income tax benefit (expense)                                           1,801       (1,068)       (4,101)       (1,233)
                                                                    --------       ------       -------       -------
   Net earnings (loss)                                                (2,940)       1,743         6,691         2,012

Preferred stock dividends                                             (2,437)      (2,127)       (4,841)       (4,253)
                                                                    --------       ------       -------       -------
   Net earnings (loss) attributable to
             common stockholders                                    $ (5,377)        (384)        1,850        (2,241)
                                                                    ========       ======       =======       =======

(1) Net operating margins represent revenues less product costs and direct operating expenses.

Selected volumetric data (Barrels Per Day):

                                                                     Six Months Ended
                                                                     December 31, 2001
                               -------------------------------------------------------------------------------------------
                                  July        August       September      October      November      December      Average
                               -------------------------------------------------------------------------------------------
Retained Facilities              493,718      509,482        449,859      510,510       499,524       489,831      492,154
Disposed Facilities               92,045            -              -            -             -             -       15,341
                                 -------      -------        -------      -------       -------       -------      -------
   Current period volumes        585,763      509,482        449,859      510,510       499,524       489,831      507,495
                                 =======      =======        =======      =======       =======       =======      =======

                                                                     Six Months Ended
                                                                     December 31, 2000
                               -------------------------------------------------------------------------------------------
                                  July        August       September      October      November      December      Average
                               -------------------------------------------------------------------------------------------
Retained Facilities              489,164      494,829        485,849      501,788       480,769       473,961      487,727
Disposed Facilities              134,616      125,071        127,236      125,543       114,995       108,697      122,693
                                 -------      -------        -------      -------       -------       -------      -------
    Prior period volumes         623,780      619,900        613,085      627,331       595,764       582,658      610,420
                                 =======      =======        =======      =======       =======       =======      =======

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 2000

     We reported a net loss of $2.9 million for the three months ended December 31, 2001, compared to net earnings of $1.7 million for the three months ended December 31, 2000. After Preferred Stock dividends, the net losses attributable to common stockholders was $5.4 million compared to $0.4 million for the three months ended December 31, 2001 and 2000, respectively. Loss per common share was $.17 based on 32.1 million weighted average basic shares outstanding compared to a loss of $.01 per share based on 31.5 million weighted average basic shares outstanding, for the three months ended December 31, 2001 and 2000, respectively.

     Our lower net operating margins in the current period, as compared to the prior years period, is due primarily to an increase of $9.7 million in the non-cash charge recognized for the minimum inventory, the absence of approximately $2.9 million in net operating margins contributed by the divested facilities in the prior comparable period, and a $2.6 million charge relating to a transportation and deficiency agreement with a pipeline company, all offset somewhat by higher margins realized in our Product supply, distribution and marketing activities.

Product Supply, Distribution and Marketing

     The net operating margin reported for the Product supply, distribution and marketing commercial operations include margins realized on sales, exchanges and Product arbitrage. During the current quarter, the absolute price of crude oil and refined products has continued to decline. The current oversupply situation has dropped the value of the energy commodities and has created a "carry" or "contango" market structure whereby the current value of the commodity is less than the value quoted in a future month. This market structure enables both us and our customers the opportunity to utilize our or other's terminal infrastructure to store Products to capture the price differentials. A contango market may lessen the volatility in the Product markets and could reduce future arbitrage opportunities. During the current quarter, we have purchased and stored approximately 5.5 million barrels of additional refined products to take advantage of the contango market and the pricing spreads between current and future months. Mark-to-market accounting will create future volatility in our net operating margins due to these pricing spreads either widening or narrowing from the original spread relationship. If the spreads widen (narrow), marking these storage volumes and the related forward hedges to market will produce unrealized losses (gains) in interim reporting periods. These negative (positive) results will reverse and the originally anticipated spread will be recognized during the future periods when the physical inventory is delivered against the short future position.

     Our refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. In order to maintain our trading and marketing activities, we cannot sell our minimum inventory, and we manage it as if it were a long-term investment. As such, it is our policy not to hedge the price risk associated with this minimum inventory. However, due to the fact that all our inventory must currently be accounted for under mark-to-market accounting in accordance with EITF 98-10, we record non-cash unrealized gains and losses on this minimum inventory. As of December 31, 2001, our designated minimum inventory level was
2.0 million barrels.   The unrealized loss relating to our minimum inventory was
$12.1 million and $2.4 million for the three months ended December 31, 2001 and 2000, respectively.

Terminals and Pipelines

     The net operating margin from our terminal and pipeline operations for the three months ended December 31, 2001 was $8.5 million, compared to $12.0 million for the three months ended December 31, 2000, a decrease of $3.5 million. Since we sold our Little Rock terminal on June 30, 2001 and sold the NORCO system on July 31, 2001, we realized no margins from the Little Rock terminal or the NORCO system in the three months ended December 31, 2001 compared to the prior period where net operating margins were approximately $2.9 million. We also experienced increased operating costs in our terminal network, primarily from increased repair and maintenance expenses and labor costs associated with additional security measures, which reduced our margins in the current period.

Selling, General, Administrative and Other

     Selling, general and administrative expenses for the three months ended December 31, 2001 were $8.2 million, compared to $8.2 million for the three months ended December 31, 2000, a change of less than $0.1 million. There was a decrease in wages and a reduction in travel and entertainment during the current period. The decreased costs were offset by an increase in consulting services used by us as we are undertaking a program in the current year to enhance the capabilities of our computer systems associated with the Product supply, distribution and marketing and supply chain management activities. In addition, we had an increase in the amount of incentive-based compensation expense recorded by us in the current period and an increase in communication costs.

     Depreciation and amortization for the three months ended December 31, 2001 was $4.0 million, compared to $4.8 million for the three months ended December 31, 2000. The reduction is due to the sale of the Little Rock terminal and the NORCO system.

     Dividend income from and equity in earnings of petroleum related investments for the three months ended December 31, 2001 was $0.1 million compared to $0.8 million for the three months ended December 31, 2000, a decrease of $0.7 million. The decrease resulted from us receiving no dividend from Lion and a $0.1 million dividend from West Shore during the three months ended December 31, 2001, in comparison to a $0.4 million dividend from Lion and a $0.4 million dividend from West Shore during the three months ended December 31, 2000.

     Interest income for the three months ended December 31, 2001 was $0.3 million, compared to $0.5 million for the three months ended December 31, 2000, a decrease of $0.2 million. The decrease in interest income was due primarily to a decrease in interest bearing cash balances and lower interest rates during the current quarter.

     Interest expense for the three months ended December 31, 2001 was $1.7 million, compared to $4.4 million during the three months ended December 31, 2000, a decrease of $2.7 million. This reduction was primarily attributable to a reduction in the amount of our outstanding debt as a result of the application of proceeds from asset dispositions and a reduction in our borrowing rate under our Bank Credit Facility due to declining LIBOR rates.

     Other financing costs for the three months ended December 31, 2001 were $0.7 million, compared to $1.2 million for the three months ended December 31, 2000. The reduction was attributable to a reduction in the amount of amortization of deferred debt issuance costs during the current period. These deferred fees were reduced in our fiscal quarter ended June 30, 2001 as a result of our paying off the bank term loan and a portion of the Master Shelf Agreement.

     For the three months ended December 31, 2001, we recorded an unrealized gain on the interest rate swap of $0.4 million, which represents the change in the fair market value of the interest rate swap from September 30, 2001 to December 31, 2001. We also realized a loss of $1.1 million on the interest rate swap, which represented payments associated with the monthly settlements of the interest rate swap for the three months ended December 31, 2001. In the three months ended December 31, 2000, the realized gain on the interest rate swap was $0.4 million and the unrealized loss was $0.8 million. The unrealized and realized losses on the interest rate swap are a result of changes in LIBOR rates during the periods.

     Income tax benefit was $1.8 million for the three months ended December 31, 2001, which represents an effective combined federal and state income tax rate of 38.0%. Income tax expense was $1.1 million for the three months ended December 31, 2000, which represents an effective combined federal and state income tax rate of 38.0%.

     Dividends on the Preferred Stock were $2.4 million and $2.1 million for the three months ended December 31, 2001 and 2000, respectively. The increase in the current year dividend resulted from our election to pay the preferred dividends for the quarter ended December 31, 2001 "in-kind" by issuing additional shares of Preferred Stock.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO
SIX MONTHS ENDED DECEMBER 31, 2000

     We reported net earnings of $6.7 million for the six months ended December 31, 2001, compared to $2.0 million for the six months ended December 31, 2000. After preferred stock dividends, the net earnings attributable to common stockholders was $1.9 million and a net loss of $2.2 million for the six months ended December 31, 2001 and 2000, respectively. Earnings per common share for the six months ended December 31, 2001 was $.06 based on 32.0 million weighted average basic shares outstanding compared to a loss of $.07 per share for the six months ended December 31, 2000 based upon 31.1 million weighted average basic shares outstanding.

     Our improved net operating margins in the current period, as compared to the prior year's comparable period, is primarily attributable to increased margins from our Product supply, distribution and marketing activities despite the absence of approximately $5.5 million in net operating margins contributed by the facilities we divested of in the prior comparable period, an increase of $6.1 million in the non-cash charge recognized for the minimum inventory and a charge of $2.6 million relating to a transportation and deficiency agreement with a pipeline company.

Product Supply, Distribution and Marketing

     The net operating margin reported for the Product supply, distribution and marketing commercial operations include margins realized on sales, exchanges and Product arbitrage. During the six-month period, we were able to benefit from the market volatility opportunities that were caused by a Chicago refinery disruption in August, which significantly increased throughput on our Midwest (Mississippi River) corridor terminals. This disruption fueled the price differentials (for both gasoline and distillates) between the Gulf Coast, Chicago and Group (Mid-Continent) regions and created significant basis arbitrage opportunities. During the disruption, our Product marketing group, utilizing our own, as well as third party, pipeline and terminal infrastructures, was able to help supply a portion of the increased demand in the Chicago and Group market areas.

     Immediately after the attack of September 11, 2001, we temporarily suspended operations of our facilities nationwide for approximately 12 hours to assess the security of our facilities and potential pipeline supply disruptions. Since September 12, 2001, throughput volumes to the facilities have returned to normal levels.

     Also, during the current six months, the "carry" or "contango" market has enabled us the opportunity to utilize our terminal infrastructure to purchase and store Products to capture the price differentials by selling the Product in a later period at a higher price. During the six months ended December 31, 2001, we have purchased and stored approximately 6.0 million barrels of refined products to take advantage of this contango market and the pricing spreads between current and future months. Mark-to-market accounting will create future volatility in our net operating margins due to these pricing spreads either widening or narrowing from the original spread relationship. If the spreads widen (narrow) marking these storage volumes and the related forward hedges to market will produce unrealized losses (gains) in interim reporting periods. These negative (positive) results will reverse and the originally anticipated spread will be recognized during the future periods when the physical inventory is delivered against the short future position.

     Our refined petroleum products inventory consists primarily of gasoline and distillates, the majority of which is held for sale or exchange in the ordinary course of business. In order to maintain our trading and marketing activities, we cannot sell our minimum inventory, and we manage it as if it were a long-term investment. As such, it is our policy not to hedge the price risk associated with this minimum inventory. However, due to the fact that all our inventory must currently be accounted for under mark-to-market accounting in accordance with EITF 98-10, we record non-cash unrealized gains and losses on this minimum inventory. As of December 31, 2001, our designated minimum inventory level was
2.0 million barrels. The unrealized loss relating to our minimum inventory was $13.0 million and $6.9 million for the six months ended December 31, 2001 and 2000, respectively.

Terminals and Pipelines

     The net operating margin from terminal and pipeline operations for the six months ended December 31, 2001 was $16.9 million, compared to $24.4 million for the six months ended December 31, 2000, a decrease of $7.5 million. Since we sold our Little Rock terminal on June 30, 2001 and sold the NORCO system on July 31, 2001, we realized no margins from the Little Rock terminal and only one month of earnings from the NORCO system in the six months ended December 31, 2001 compared to the prior period. The impact from the asset sales was approximately $5.5 million reduction in margin during the current period. We also experienced increased operating costs in our terminal network, primarily from increased repair and maintenance expenses and labor costs associated with additional security measures, which reduced our margins in the current period.

Selling, General, Administrative and Other

     Selling, general and administrative expenses for the six months ended December 31, 2001 were $16.7 million, compared to $15.4 million for the six months ended December 31, 2000, an increase of $1.3 million. The increase is primarily attributable to an increase in consulting services used by us as we are undertaking a program in the current year to enhance the capabilities of our computer systems associated with the Product supply, distribution and marketing group, an increase in the amount of incentive-based compensation expense recorded by us in the current period and an increase in communication costs.
The increased costs were partially offset by lower wages and a reduction in travel and entertainment during the current period.

     Depreciation and amortization for the six months ended December 31, 2001 was $8.3 million, compared to $9.7 million for the six months ended December 31, 2000. The reduction is due to the sale of the Little Rock terminal and the NORCO system.

     Dividend income from and equity in earnings of petroleum related investments for the six months ended December 31, 2001 was $1.5 million compared to $1.7 million for the six months ended December 31, 2000, a decrease of $0.2
million.   The decrease resulted from a decrease in the dividend from West Shore during the six months ended December 31, 2001 due to the sale of the West Shore common stock.

     Interest income for the six months ended December 31, 2001 was $0.4 million, compared to $1.3 million for the six months ended December 31, 2000, a decrease of $0.9 million. The decrease in interest income was due primarily to a decrease in interest bearing cash balances and lower interest rates during the current period.

     Interest expense for the six months ended December 31, 2001 was $3.6 million, compared to $9.3 million during the six months ended December 31, 2000, a decrease of $5.7 million. This reduction was primarily attributable to a reduction in the amount of our outstanding debt as a result of the application of proceeds from asset dispositions and a reduction in our borrowing rate under our Bank Credit Facility due to declining LIBOR rates.

     Other financing costs for the six months ended December 31, 2001 were $1.5 million, compared to $2.4 million for the six months ended December 31, 2000. The reduction was attributable to a reduction in the amount of amortization of deferred debt issuance costs during the current period. These deferred fees were reduced in our last fiscal year ended June 30, 2001 as a result of our paying off the bank term loan and a portion of the Master Shelf Agreement.

     Loss on the disposition of assets was $1.3 million for the six months ended December 31, 2001, and less than $0.1 million of gains were recognized in the comparable period ended December 31, 2000.

     For the six months ended December 31, 2001, we recorded an unrealized loss on the interest rate swap of $3.2 million for the change in the fair market value of the interest rate swap from June 30, 2001 to December 31, 2001. We also realized a loss of $1.8 million on the interest rate swap, which represented payments associated with the monthly settlement of the swap. In the six months ended December 31, 2000, the realized gain on the interest rate swap was $1.1 million and the unrealized loss was $0.8 million. The unrealized and realized losses on the interest rate swap are a result of changes in the LIBOR rates during the periods.

     Income tax expense was $4.1 million for the six months ended December 31, 2001, which represents an effective combined federal and state income tax rate of 38.0%. Income tax expense was $1.2 million for the six months ended December 31, 2000, which represents an effective combined federal and state income tax rate of 38.0%.

     Dividends on the Preferred Stock were $4.8 million and $4.3 million for the six months ended December 31, 2001 and 2000, respectively. The increase in the current year dividend resulted from our election to pay the preferred dividends for the six months ended December 31, 2001 "in-kind" by issuing additional shares of Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary reflects our comparative EBITDA, adjusted EBITDA and net cash flows for the three months and six months ended December 31, 2001 and 2000 (in thousands):

                                                            Three Months Ended                        Six Months Ended
                                                               December 31,                             December 31,
                                                        ---------------------------              ---------------------------
                                                         2001                 2000                2001                 2000
                                                        ------               ------              ------               ------
EBITDA (1)                                           $    2,051              13,206              30,026               23,022
Adjusted EBITDA (2)                                  $   14,165              15,559              42,989               29,903

Net cash used by operating activities                $  (65,318)             (8,872)           (122,314)             (26,271)

Net cash provided (used) by investing activities     $   20,702                (962)            114,501               (5,175)

Net cash provided (used) by financing activities     $   36,929              (2,693)             (4,041)               1,166

(1) EBITDA is defined as total net operating margin, less selling, general and administrative expenses, plus dividend income from petroleum related investments. We believe that, in addition to cash flow from operations and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In evaluating EBITDA, we believe that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and direct operating expenses and the variability of such components over time, should also be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with GAAP) as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our method of calculating EBITDA may differ from methods used by other companies and, as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.

(2) Adjusted EBITDA is defined as EBITDA, plus unrealized losses recognized for our minimum inventory. We believe that Adjusted EBITDA is the most useful measure in evaluating our performance because it eliminates the impact on operating results from the revaluation of our minimum inventory.

     We received approximately $117 million of cash from asset sales during the six-month period ended December 31, 2001. During this period, we also increased our inventories by $137 million by purchasing 6.0 million barrels of refined petroleum products. This inventory was purchased to take advantage of this contango market structure. Also during the period, the company repaid long term debt by $4.0 million. The cash proceeds received from assets sales, combined with the cash provided from operating activities, funded the increase in inventory and other working capital requirements.

     Refined petroleum products inventories at December 31, 2001 and June 30, 2001 are as follows:

                                                             December 31, 2001          June 30, 2001
                                                           ---------------------    ---------------------
                                                               (in thousands)           (in thousands)

                                                              Amount       Bbls        Amount       Bbls
                                                           ---------------------    ---------------------
Refined petroleum products - Mins                          $   45,298      2,000    $   58,261      2,000
Refined petroleum products - Discretionary                    157,651      6,758        20,234        468
                                                           ----------      -----    ----------      -----
                                                              202,949      8,758        78,495      2,468
Refined petroleum products due to others under exchange
   agreements                                                                  -        76,754      2,778
                                                           ----------      -----    ----------      -----
                                                           $  202,949      8,758    $  155,249      5,246
                                                           ==========      =====    ==========      =====

     Relative month-end commodity prices from June 30, 2001 to December 31, 2001 are as follows:

                                                     Heating
                                        Crude          Oil          Gasoline
                                        -----        -------        --------
Relative commodity prices
(NYMEX close on last day of month)
          6/30/01                        $26.25         .709          .721
          7/31/01                         26.35         .697          .732
          8/31/01                         27.20         .766          .806
          9/30/01                         23.43         .664          .680
         10/31/01                         21.18         .598          .552
         11/30/01                         19.44         .532          .534
         12/31/01                         19.84         .551          .573

     The following table indicates the maturities of our unrealized gain position by the credit quality of our contract counter parties at December 31, 2001.

                                                             Fair value of Contracts (in thousands)
                                ----------------------------------------------------------------------------------------------
                                     Maturity                                                    Maturity
                                    less than 1           Maturity            Maturity           in excess         Total Fair
                                       year              1-3 years           4-5 years          of 5 years            Value
                                    -----------          ---------           ---------          ----------         ----------
Investment grade                         $26,948                 647                                                    27,595
Non-investment grade                      17,137              10,999                                                    28,136
No external rating                        10,933                 705                                                    11,638
                                         -------              ------             -------             ------             ------
  Unrealized gain position               $55,018              12,351                   -                  -             67,369
                                         =======              ======             =======             ======             ======

     Due to the volatility that can occur in refined petroleum product prices, the following table estimates the sensitivity of the fair market value of our net asset position at December 31, 2001.

                                            $ per gallon change
                             --------------------------------------------------
                              +.0.0      +.10       +.05       -.05       -.10
                             -------    ------     ------     ------     ------
 Investment grade            $23,547    18,081     20,814     26,280     29,013
 Non-investment grade         27,812    13,754     20,783     34,840     41,869
 No external rating            8,219     8,620      8,419      8,019      7,818
                             -------    ------     ------     ------     ------
        Net asset position   $59,578    40,455     50,016     69,139     78,700
                             =======    ======     ======     ======     ======

     If refined petroleum product prices decline, a significant portion of the above referenced change in net asset position would require cash for upfront margin calls. Conversely, if refined product prices were to increase, a significant portion of the above referenced change in net asset position would generate cash by the return of related margin calls. We have contractual rights with some of our counter parties that require them to post additional letters of credit or cash deposits, to diminish our counter party exposure and related cash margin calls.

     Our Bank Credit Facility consists of a $240 million revolving credit facility due December 31, 2003. At December 31, 2001, we had borrowings of $101 million outstanding under the Bank Credit Facility at an average interest cost of 5.1%. We had working capital of $199.4 million and availability under our Bank Credit Facility of approximately $139.0 million and availability under our letter of credit facility of $34.6 million. The availability under the Bank Credit Facility is calculated weekly and is based upon our working capital. At December 31, 2001, we had $25.0 million of 7.22% senior promissory notes due October 17, 2004 outstanding under the Master Shelf Agreement.

     Each of the Bank Credit Facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial covenants relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of December 31, 2001, we were in compliance with all such covenants.

     We believe that our current working capital position; future cash provided by operating activities; available borrowing capacity under the Bank Credit Facility and the Master Shelf Agreement; and our relationship with institutional lenders and equity investors should enable us to meet our planned capital and liquidity requirements.

     Capital expenditures anticipated for the fiscal year ending June 30, 2002 are estimated to be $4.5 million for terminal and pipeline facilities, and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors, which could cause actual results to differ materially from those in the forward-looking statements, include:

     .  that we will expand our business

     .  that we will generate net operating margins from high sales volumes

     . that we will generate net operating margins affected by price volatility of Products purchased and sold

     . that we will enter into transactions with counter parties having the ability to meet their financial commitments to us

     . that we will incur unanticipated costs in complying with current and future environmental regulations

     . that we will capitalize on the trend by other companies in the oil and gas industry to divest assets and outsource certain services

     . that we will acquire strategically located operating facilities from third parties

     . that we will generate working capital internally, or have the ability to access debt and equity resources, to meet our capital requirements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2001, in addition to the interim consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     There are no material changes in market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended June 30, 2001.

PART II.  OTHER INFORMATION
---------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the TransMontaigne Annual Meeting of Stockholders held on November 15, 2001, the stockholders of TransMontaigne elected eight directors to serve until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

The following persons were elected as directors:

                                Votes For    Votes Against   Abstentions

Cortlandt S. Dietler            19,644,654         430,083             0
Donald H. Anderson              19,644,644         430,093             0
Peter B. Griffin                18,928,647       1,146,090             0
Ben A. Guill                    19,592,999         481,738             0
John A. Hill                    18,847,068       1,227,669             0
Bryan H. Lawrence               18,925,947       1,148,790             0
Harold R. Logan, Jr.            19,648,654         426,083             0
Edwin H. Morgens                19,671,878         402,859             0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     There are no exhibits.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 13, 2002            TRANSMONTAIGNE INC.
                                    (Registrant)



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