Form 10-Q
period 2002-03-31
TRANSMONTAIGNE INC
filed 2002-05-15
CIK 755199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002

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

                                 Yes [X] No [_]

As of May 10, 2002 there were 32,170,924 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                               Page No.
Item 1.        Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets
               March 31, 2002 and June 30, 2001 .................................................     4

               Consolidated Statements of Operations
               Three Months and Nine Months Ended March 31, 2002 and 2001 .......................     5

               Consolidated Statements of Stockholders' Equity
               Year Ended June 30, 2001 and
               Nine Months Ended March 31, 2002 .................................................     6

               Consolidated Statements of Cash Flows
               Nine Months Ended March 31, 2002 and 2001 ........................................     7

               Notes to Consolidated Financial Statements .......................................     9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations ....................................    23

Item 3.        Qualitative and Quantitative Disclosures about Market Risk .......................    37

                                         PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K .................................................    38

               Signatures .......................................................................    39

PART I. FINANCIAL INFORMATION
------------------------------

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements of TransMontaigne Inc. are included herein beginning on the following page. TransMontaigne Inc. is a holding company with the following subsidiaries during the quarter ended March 31, 2002.

        .  TransMontaigne Product Services Inc. ("TPSI")
        .  TransMontaigne Holding Inc.
        .  TransMontaigne Transport Inc.
        .  Refined Solutions Inc.

     Effective December 31, 2001, TransMontaigne Terminaling Inc. and TransMontaigne Pipeline Inc. were merged into TPSI, which is now our primary operating subsidiary.

     We do not have any off balance sheet arrangements (other than operating leases) or special purpose entities.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2002 and June 30, 2001
(In thousands)

Assets                                                                                March 31,          June 30,
------                                                                                  2002               2001
                                                                                 ------------------- ----------------
Current assets:
     Cash and cash equivalents                                                 $           42,908             17,330
     Trade accounts receivable, net                                                       149,956             79,050
     Inventories - discretionary volumes                                                  157,022             96,988
     Unrealized gains on energy trading and risk management contracts                      35,998             55,282
     Receivable from sale of assets                                                             -             29,033
     Prepaid expenses and other                                                             3,209              4,130
                                                                                 ------------------- ----------------
                                                                                          389,093            281,813
                                                                                 ------------------- ----------------

Property, plant and equipment:
     Land                                                                                  13,939             15,181
     Plant and equipment                                                                  288,378            343,076
     Accumulated depreciation                                                             (56,327)           (54,025)
                                                                                 ------------------- ----------------
                                                                                          245,990            304,232
                                                                                 ------------------- ----------------

Other assets:
     Inventories - minimum volumes                                                         45,298             58,261
     Unrealized gains on energy trading and risk management contracts                      13,947              9,875
     Investments in petroleum related assets                                               11,808             47,760
     Deferred tax assets                                                                    4,243             12,944
     Deferred debt issuance costs, net                                                      3,291              4,667
     Other assets                                                                           4,595              2,977
                                                                                 ------------------- ----------------
                                                                                           83,182            136,484
                                                                                 ------------------- ----------------

                                                                               $          718,265            722,529
                                                                                 =================== ================
Liabilities and Stockholders' Equity

Current liabilities:
     Commodity margin loan                                                     $                -             20,000
     Trade accounts payable                                                                92,255             73,749
     Unrealized losses on energy trading and risk management contracts                     53,021             32,822
     Inventory due under exchange agreements, net                                           7,873             76,754
     Excise taxes payable                                                                  64,032             32,025
     Other accrued liabilities                                                             16,269             12,591
                                                                                 ------------------- ----------------
                                                                                          233,450            247,941
                                                                                 ------------------- ----------------
Other liabilities:
     Long-term debt                                                                       125,500            130,000
     Unrealized losses on energy trading and risk management contracts                        433              2,213

Stockholders' equity:
     Series A Convertible Preferred stock, par value $1,000 per share, authorized 2,000,000 shares, issued and outstanding 182,136 shares at
          March 31, 2002, and 174,825 shares at June 30, 2001, liquidation
          preference of $182,136                                                          182,136            174,825
     Common stock, par value $.01 per share, authorized
          80,000,000 shares, issued and outstanding 32,116,194 shares at
          March 31, 2002 and 31,834,669 shares at June 30, 2001                               321                318
     Capital in excess of par value                                                       206,611            205,256
     Unearned compensation                                                                 (2,742)            (2,465)
     Accumulated deficit                                                                  (27,444)           (35,559)
                                                                                 ------------------- ----------------
                                                                                          358,882            342,375
                                                                                 ------------------- ----------------

                                                                               $          718,265            722,529
                                                                                 =================== ================

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months and Nine Months Ended March 31, 2002 and 2001
(In thousands, except per share amounts)

                                                                     Three Months Ended            Nine Months Ended
                                                                          March 31,                    March 31,
                                                                 --------------------------    ------------------------
                                                                     2002           2001          2002         2001
                                                                 ------------   -----------    ---------    -----------
Revenues                                                         $  1,316,864     1,278,387    4,024,108      3,782,830

Costs and expenses:
     Product costs                                                  1,280,993     1,245,523    3,929,182      3,696,391
     Direct operating expenses                                          6,169         9,944       20,005         26,842
     Selling, general and administrative                                9,270         9,102       25,920         24,496
     Depreciation and amortization                                      4,143         4,927       12,449         14,595
                                                                 ------------   -----------    ---------    -----------
                                                                    1,300,575     1,269,496    3,987,556      3,762,324
                                                                 ------------   -----------    ---------    -----------

               Operating income                                        16,289         8,891       36,552         20,506

Other income (expense):
     Dividend income from and equity in earnings (loss) of
        petroleum related investments                                      (7)          766        1,450          2,505
     Interest income                                                       66           262          489          1,537
     Interest expense                                                  (2,125)       (4,376)      (5,706)       (13,647)
     Other financing costs                                               (613)       (2,305)      (2,071)        (4,752)
     Gain (loss) on disposition of assets, net                              -             -       (1,295)             8
     Gain (loss) on interest rate swap                                    479        (2,490)      (4,538)        (2,164)
                                                                 ------------   -----------    ---------    -----------
                                                                       (2,200)       (8,143)     (11,671)       (16,513)
                                                                 ------------   -----------    ---------    -----------

               Earnings before income taxes                            14,089           748       24,881          3,993

Income tax expense                                                     (5,354)         (284)      (9,455)        (1,517)
                                                                 ------------   -----------    ---------    -----------

               Net earnings                                             8,735           464       15,426          2,476

Preferred stock dividends                                              (2,470)       (2,339)      (7,311)        (6,592)
                                                                 ------------   -----------    ---------    -----------

               Net earnings (loss) attributable to
                    common stockholders                          $      6,265        (1,875)       8,115         (4,116)
                                                                 ============   ===========    =========    ===========
Earnings (loss) per common share
     Basic                                                       $       0.19         (0.06)        0.25          (0.13)
                                                                 ============   ===========    =========    ===========
     Diluted                                                     $       0.19         (0.06)        0.25          (0.13)
                                                                 ============   ===========    =========    ===========

Weighted average common shares outstanding:

     Basic                                                             32,131        31,743       32,031         31,342
                                                                 ============   ===========    =========    ===========
     Diluted                                                           32,365        31,743       32,290         31,342
                                                                 ============   ===========    =========    ===========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Year Ended June 30, 2001 and Nine Months Ended March 31, 2002
(In thousands)

                                                                                                   Retained
                                                                   Capital in                      earnings
                                         Preferred      Common      excess of       Unearned     (accumulated
                                           stock        stock       par value     compensation     deficit)         Total
                                        ------------  -----------  ------------   -------------  --------------  ------------
Balance at June 30, 2000                $  170,115          307      201,075         (1,465)       (37,934)         332,098

Common stock issued for
    options and warrants
    exercised                                    -            6        1,891              -              -            1,897
Net tax benefit arising from
     stock based compensation                    -            -           (5)             -              -               (5)
Unearned compensation related
     to restricted stock awards                  -            5        2,295         (2,300)             -                -
Amortization of unearned
     compensation                                -            -            -          1,300              -            1,300
Preferred stock dividends,
    including $4,710,000
    paid-in-kind                             4,710            -            -              -         (8,963)          (4,253)
Net earnings                                     -            -            -              -         11,338           11,338
                                          --------     --------     --------       --------       --------         --------
Balance at June 30, 2001                $  174,825          318      205,256         (2,465)       (35,559)         342,375
                                          --------     --------     --------       --------       --------         --------

 Common stock issued for options
    exercised                                    -            -           43              -              -               43
Common stock repurchased from
    employees for withholding taxes              -            -          (96)             -              -              (96)
Net tax benefit arising from stock
     based compensation                          -            -          (14)             -              -              (14)
Unearned compensation related to
     restricted stock awards                     -            3        1,422         (1,425)             -                -
Amortization of unearned
    compensation                                 -            -            -          1,148              -            1,148
Preferred stock dividends
     paid-in-kind                            7,311            -            -              -         (7,311)               -
Net earnings                                     -            -            -              -         15,426           15,426
                                          --------     --------     --------       --------       --------         --------
 Balance at March 31, 2002              $  182,136          321      206,611         (2,742)       (27,444)         358,882
                                          ========     ========     ========       ========       ========         ========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2002 and 2001
(In thousands)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          2002         2001
                                                                        ---------    ---------
Cash flows from operating activities:
     Net earnings                                                       $  15,426        2,476
     Adjustments to reconcile net earnings to net
       cash provided (used) by operating activities:
          Depreciation and amortization                                    12,449       14,595
          Deferred tax expense                                              8,701        1,417
          Income tax benefit related to stock based compensation              (14)           -
          Loss (gain) on disposition of assets                              1,295           (8)
          Amortization of unearned compensation                             1,148          931
          Amortization of deferred debt issuance costs                      1,376        3,891
          Provision for loss on transportation agreement                    1,151            -
          Unrealized loss on interest rate swap                             1,327        3,491
          Net change in unrealized gains/losses on long-term energy
              trading and risk management contracts                        (5,852)      (4,805)
          Lower of cost or market write-down on inventories-minimum
              volumes                                                      12,963        8,821
          Changes in operating assets and liabilities,
              net of non-cash activities:
                Trade accounts receivable                                 (70,906)       3,696
                Net change in inventories - discretionary volumes         (60,034)      46,997
                Prepaid expenses and other                                    921         (523)
                Trade accounts payable                                     18,506      (35,750)
                Net change in inventory due under exchange agreements     (68,881)     (52,683)
                Net change in unrealized gains/losses on current
                    energy trading and risk management contracts           39,483        7,340
                Excise taxes payable and other accrued liabilities         29,907       12,247
                                                                        ---------    ---------
                      Net cash provided (used) by operating activities    (61,034)      12,133
                                                                        ---------    ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment                            (4,461)      (7,986)
     Proceeds from sales of assets                                        117,244        1,184
     Increase in other assets                                              (1,618)        (500)
                                                                        ---------    ---------
                      Net cash provided (used) by investing activities    111,165       (7,302)
                                                                        ---------    ---------
Cash flows from financing activities:
     Repayments of long-term debt, net                                     (4,500)      (1,776)
     Borrowing (repayment) of commodity margin loan                       (20,000)      20,000
     Deferred debt issuance costs                                               -       (1,749)
     Common stock issued                                                       43        1,605
     Common stock repurchased from employees for withholding taxes            (96)           -
     Preferred stock dividends paid                                             -       (4,253)
                                                                        ---------    ---------
                      Net cash provided (used) by financing activities    (24,553)      13,827
                                                                        ---------    ---------

                      Increase in cash and cash equivalents                25,578       18,658

Cash and cash equivalents at beginning of period                           17,330       18,347
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $  42,908       37,005
                                                                        =========    =========

See accompanying notes to consolidated financial statements

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
Nine Months Ended March 31, 2002 and 2001
(In thousands)

                                                                    Nine Months Ended
                                                                         March 31,
                                                                   --------------------
                                                                     2002        2001
                                                                   --------    --------
Supplemental disclosures of cash flow information:

Sale of Little Rock facilities on June 30, 2001:
     Proceeds receivable                                           $ 29,033          --
                                                                   --------    --------
     Cash received from sale                                       $ 29,033          --
                                                                   ========    ========

Sale of West Shore shares on July 27, 2001 and October 29, 2001:
     Investment in West Shore                                      $ 35,952          --
     Loss on disposition                                             (9,896)         --
                                                                   --------    --------
     Cash received from sale                                       $ 26,056          --
                                                                   ========    ========

Sale of NORCO facilities on July 31, 2001:
     Assets disposed                                               $ 49,733          --
     Liabilities recorded upon sale                                   3,416          --
     Gain on disposition                                              8,601          --
                                                                   --------    --------
     Cash received from sale                                       $ 61,750          --
                                                                   ========    ========

Other cash sales:
     Cash received from sales                                      $    405       1,184
                                                                   ========    ========

See accompanying notes to consolidated financial statements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

 (1)   Summary of Critical and Significant Accounting Policies

       Nature of Business and Basis of Presentation

       TransMontaigne Inc., a Delaware corporation ("TransMontaigne"), provides a broad range of integrated supply, distribution, marketing, terminaling, storage, and transportation services to refiners, distributors, marketers and industrial/commercial end-users of petroleum refined products (e.g. gasoline, heating oil, etc.), chemicals, crude oil and other bulk liquids (collectively, referred to as "Product") in the midstream sector of the petroleum and chemical industries. We are a holding company that conducts our operations primarily in the Mid-Continent, Gulf Coast, Southeast, Mid-Atlantic and Northeast regions of the United States.

       Our commercial operations are divided into two main areas: Products supply, distribution and marketing, and terminals and pipelines.

       Principles of Consolidation and Use of Estimates

       The consolidated financial statements included in this Form 10-Q have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2001.

       Our accounting and financial reporting policies conform to generally accepted accounting principles and practices. The financial statements include the accounts of TransMontaigne and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       Reclassifications

       Certain amounts in the prior year have been reclassified to conform to the current year's presentation. We have classified inventories - minimum volumes as a non-current asset in the accompanying consolidated financial statements. We also have presented separately the current and non-current unrealized gains/losses on open energy trading and risk management contracts in the accompanying consolidated financial statements. At June 30, 2001, we previously presented our commodity margin loan as an offset to cash and cash equivalents.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(1)    Summary of Critical and Significant Accounting Policies (continued)

       Inventories - Discretionary Volumes

       Our inventories - discretionary volumes consist of Products that are held for sale or exchange. Our energy trading and risk management activities, which include inventories - discretionary volumes and all energy trading and risk management contracts, are accounted for in accordance with Emerging Issues Task Force Consensus 98-10 ("EITF 98-10"), Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As such, all energy trading and risk management contracts are marked to market. The utilization of this mark-to-market method of accounting requires that the effect of changes in prices related to our discretionary physical inventory volumes, along with any energy trading and risk management contracts, be included in net operating margins.

       We maintain and hold for sale or exchange discretionary inventory that has different quality grades but is interchangeable within these grades (e.g., premium, mid-grade, regular unleaded gasoline). Our refined petroleum products inventories are traded in futures markets; in large fungible bulk markets (Pasadena, TX; New York Harbor; Chicago, IL; Tulsa, OK refining area; and Los Angeles, CA); and in city specific wholesale markets. Quoted market prices (New York Mercantile Exchange ("NYMEX"), Platt's-Bulk, and OPIS-Wholesale) are readily available for these markets and are used by us in determining our inventory valuations.

       The valuation of our inventories - discretionary volumes is based on the nearest quoted NYMEX futures contract price, plus quoted basis (geographical) differentials to the various bulk market areas, plus Federal Energy Regulatory Commission regulated transportation costs and industry recognized handling charges to city specific wholesale markets. Near term basis (geographical) differentials are quoted and traded in the over-the-counter petroleum markets and are easily verified by the various cash brokers that facilitate trading.

       We utilize this valuation methodology for all inventories - discretionary volumes held by us in storage, along with any valuation of a related exchange imbalance with a trading partner. This methodology provides us a consistent means of valuing discretionary inventory volumes at a spot liquidation value and utilizes pricing components that are verifiable via market price services and regulated pipeline tariffs.

       Our Risk Management Committee reviews the discretionary inventory and risk position on a regular basis in order to ensure compliance with our inventory management policies, including risk management and trading activities. We have adopted policies under which changes to our net risk position, which is subject to price risk, requires the prior approval of the Audit Committee of the Board of Directors.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(1)    Summary of Critical and Significant Accounting Policies (continued)

       Accounting for Price Risk Management Activities

       We enter into forward physical energy contracts in both our marketing/logistics business and our commercial end user marketing ("energy services") business. Our contracted price agreed upon with a third party is compared against the estimated price to replace the Product at the delivery location of the contract. The difference between these two values is discounted to present-day dollars and recorded as a component of "Unrealized Gains (asset) or Losses (liability) on Energy Trading and Risk Management Contracts" in the Consolidated Balance Sheet, with an offsetting entry to Product Costs in the Consolidated Statements of Operations. Our price risk management activities are energy-trading activities as defined by EITF 98-10. As such, all financial instruments utilized are marked to market.

       Mark-to-market accounting assists us in evaluating positions and controlling market risks. We record all positions at their daily net realizable value (the cost to replace the positions at current values, i.e. replacement costs), using a combination of published daily market closes and estimates based on both market intelligence and historical market conditions.

       For market locations in which we have access to physical Products via our equity owned terminals, controlled pipeline space, and/or a throughput/exchange arrangement, replacement cost is determined by adding the quoted near month NYMEX futures quote to the appropriate basis (geographical) differential (depending on the market area that will supply the contract location) and the transportation cost to deliver the Products from the bulk trading location to the contract location.

       For some of our contracts and contract locations, calculating replacement cost relies on a degree of estimation in calculating the basis (geographical) differentials for deferred trading months and locations without an actively traded forward cash market. For these markets (in which we cannot secure a forward traded basis (geographical) differential quote from a broker), our mark-to-market model estimates the basis (geographical) differentials based on a rolling historical average, which is updated quarterly.

       For market locations in which we do not have access to physical Products via our equity owned terminals, controlled pipeline space, and/or a throughput/exchange arrangement, we purchase Products on a spot basis from approved vendors to satisfy our contractual obligations. In these contracts, we are exposed to the differential between the bulk trading locations and the city specific wholesale markets, as we do not control the pipeline and terminal capacity to facilitate shipment of the physical Products. Our mark-to-market model incorporates this basis (geographical) differential to each specific city.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(1)    Summary of Critical and Significant Accounting Policies (continued)

       Accounting for Price Risk Management Activities (continued)

       We also mark to market our forward commitments under swap contracts. We enter into various swap agreements with our trading partners and price risk management customers that settle against a wide variety of wholesale and retail pricing indices. The purpose of these arrangements is to hedge forward price risk and garner a value added margin for price risk management activities. In accordance with our risk management policy, we utilize a combination of futures contracts and over-the-counter forward contracts to manage the commodity price risk associated with these contracts. Our methodology to calculate a forward replacement cost for these instruments is consistent with our methodology used to value our forward physical cash commitments. We use a rolling historical average difference between the pricing index that the swap contract utilizes (e.g. Department of Energy National and OPIS-Wholesale indices) and the related NYMEX futures contract utilized to manage the commodity price risk associated with the commitment.

       Contractual commitments are subject to risks including market value fluctuations, as well as counter party credit and liquidity risk. We have established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master netting arrangements, letters of credit, and other guarantees.

       The cash flow impact of financial instruments and these risk management activities are reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows.

       Accounting for Terminal and Pipeline Activities

       In connection with our terminal and pipeline operations, we utilize the accrual method of accounting for revenue and expenses. As such, terminal and pipeline revenue is recognized as the Product is delivered to the customer.

       Environmental Obligations

       We accrue for environmental costs that relate to existing conditions caused by past operations when estimable. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, including direct internal and legal costs. Liabilities for environmental costs at a specific site are initially recorded when it is probable that we will be liable for such costs, and a reasonable estimate of the associated costs can be made based on available information. Such an estimate includes our share of the liability for each specific site and the sharing of the amounts related to each site that will not be paid by other potentially responsible parties, based on enacted laws and adopted/regulations and policies. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of our ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation, technology changes, alternatives available and the evolving nature of environmental laws and regulations. At March 31, 2002, we had environmental reserves accrued of approximately $2.7 million, representing our best estimate of our remediation obligations. As of June 30, 2001, we had an environmental reserve of approximately $0.7 million.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(1)    Summary of Critical and Significant Accounting Policies (continued)

       Cash and Cash Equivalents

       We consider all short-term investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

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

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(1)    Summary of Critical and Significant Accounting Policies (continued)

       New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, and establishes that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

       We have adopted provisions of SFAS No. 141 and we will adopt SFAS No. 142 effective July 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have any impact on our financial statements, and we do not expect the adoption of SFAS No. 142 will have any impact on our financial statements.

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

       We are required and plan to adopt the provisions of SFAS No. 143 effective July 1, 2002. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require us to gather market information and develop cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for us to estimate the impact of adopting this statement at the date of this report.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(1)    Summary of Critical and Significant Accounting Policies (continued)

       New Accounting Pronouncements (continued)

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The new rule retains many of the fundamental recognition and measurement provisions provided for in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but significantly changes the criteria for classifying an asset as held for sale. We are currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

       The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining the classification of gains and losses resulting from the extinguishments of debt.

       Statement No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

(2)    Dispositions

       Effective June 30, 2001, we sold two petroleum distribution facilities in Little Rock, Arkansas to Williams Energy Partners L.P. for $29.0 million. The cash proceeds from the sales transactions were received on July 3, 2001. We recognized a net gain in June 2001 of approximately $22.1 million on the sale. The proceeds from the sale were used to repay long-term debt and for working capital needs.

       On July 27, 2001, we sold 861 shares of the common stock of West Shore Pipeline Company ("West Shore"), thereby reducing our ownership interest to 18.50%. The West Shore common stock was sold to Midwest Pipeline Company, LLC for cash consideration of approximately $2.9 million. We recognized a net loss of approximately $1.1 million on this sale. As a result of this transaction, we also recognized a loss on our remaining investment in West Shore of approximately $8.8 million. We sold our remaining 18.50% interest on October 29, 2001 to Buckeye Partners L.P. for cash consideration of approximately $23.1 million, which approximated our adjusted book value. The cash proceeds from both sales were used to repay long-term debt and for working capital needs.

       On July 31, 2001, we sold the NORCO Pipeline system and related terminals ("NORCO") to Buckeye Partners L.P. for cash consideration of approximately $62.0 million and recognized a net gain of approximately $8.6 million on the sale. The proceeds from the sale were used to repay long-term debt and for working capital needs.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

 (3)   Inventories - Discretionary Volumes

       Inventories - discretionary volumes at March 31, 2002 and June 30, 2001 are as follows:

                                                             March 31, 2002   June 30, 2001
                                                             --------------   --------------
                                                             (in thousands)   (in thousands)
             Refined petroleum products held for sale or
                  exchange                                   $      149,149           20,234
             Refined petroleum products due under exchange
                  agreements, net                                     7,873           76,754
                                                             --------------   --------------
                       Inventories - discretionary volumes   $      157,022           96,988
                                                             ==============   ==============

       Our inventories - discretionary volumes are held for sale or exchange in the ordinary course of business and consist of refined petroleum products, primarily gasoline and distillates. Our inventories - discretionary volumes are an integral component of our overall energy trading and risk management activities. We manage inventories - discretionary volumes in combination with energy trading and risk management contracts by utilizing risk and portfolio management disciplines, including certain hedging strategies, forward purchases and sales, swaps and other financial instruments to manage market exposure, primarily commodity price risk. In managing these inventory balances, we evaluate the market exposure from an overall portfolio basis that considers both continuous movement of physical inventory balances and related open positions in energy trading and risk management contracts (see Note 5 - Unrealized Gains/Losses on Energy Trading and Risk Management Contracts, Net).

       Our inventories - discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at market value. Changes in the market value of our inventories - discretionary volumes are included in product costs and net margins attributable to our Product supply, distribution and marketing segment.

(4)    Inventories - Minimum Volumes

       Inventories - minimum volumes at March 31, 2002 and June 30, 2001 are as follows:

                                                             March 31, 2002   June 30, 2001
                                                             --------------   --------------
                                                             (in thousands)   (in thousands)
             Refined petroleum products:
                  At cost basis                              $       76,579           76,579
                  Allowance for write-downs to lower of
                         cost or market                             (31,281)         (18,318)
                                                             --------------   --------------
                       Inventories - minimum volumes         $       45,298           58,261
                                                             ==============   ==============

Prior to July 1, 2000, we carried our physical inventory volumes at market value because they were a component of our trading and risk management activities. Effective July 1, 2000, upon completion of a review of our inventory management strategies and customer contracts, we designated 2.0 million barrels of refined petroleum products as inventories - minimum volumes and we changed our risk management strategy associated with this minimum inventory. In accordance with our revised risk management strategy, we removed the hedging contracts on the minimum inventory.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(4)    Inventories - Minimum Volumes (continued)

       Our inventories - minimum volumes, represented by tank bottoms and pipeline linefill held by us in tanks and pipelines owned by us and by third parties, are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange these inventories in the ordinary course of business and, therefore, we do not hedge the market risks associated with this minimum inventory.

       Our inventories - minimum volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost or market. As of March 31, 2002 and June 30, 2001, the level of our inventories - minimum volumes was 2.0 million barrels of refined petroleum products. During the three months ended March 31, 2002 and 2001, we recognized an impairment loss of approximately $0.0 and $1.9 million, respectively, due to lower of cost or market write-downs on this minimum inventory. During the nine months ended March 31, 2002 and 2001, we recognized an impairment loss of approximately $13.0 million and $8.8 million, respectively, due to lower of cost or market write-downs on this minimum inventory.

(5)    Unrealized Gains/Losses on Energy Trading and Risk Management Contracts,
       Net

       Unrealized gains and losses on energy trading and risk management contracts at March 31, 2002 and June 30, 2001 are as follows:

                                                   March 31, 2002            June 30, 2001
                                                --------------------      --------------------
                                                   (in thousands)            (in thousands)
          Unrealized gains - current            $             35,998                    55,282
          Unrealized gains - long-term                        13,947                     9,875
                                                --------------------      --------------------
               Unrealized gains - asset                       49,945                    65,157
                                                --------------------      --------------------

          Unrealized losses - current                        (53,021)                  (32,822)
          Unrealized losses - long-term                         (433)                   (2,213)
                                                --------------------      --------------------
               Unrealized losses - liability                 (53,454)                  (35,035)
                                                --------------------      --------------------

          Net asset (liability) position        $             (3,509)                   30,122
                                                ====================      ====================

       Our energy trading contracts are primarily sales commitments to commercial and industrial end users, logistical service contracts, and basis (geographical) differentials versus published indices (referred to as "swaps"). These commitments provide our customers both price risk management and real time inventory management solutions via our web-based information systems. We manage these commitments by utilizing risk and portfolio disciplines, including certain hedging strategies. Our risk management contracts include forward purchases and sales, swaps, and other financial instruments to offset market exposure, primarily commodity price risk, on our energy trading contracts and inventories - discretionary volumes. In managing market risks on these contracts and inventories, we evaluate the market exposure from an overall portfolio basis that considers both the open position in the energy trading contracts and the related movement of certain physical inventory balances (see Note 3 - Inventories - Discretionary Volumes).

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(6)    Property, Plant and Equipment

       Property, plant and equipment at March 31, 2002 and June 30, 2001 is as follows:

                                           March 31, 2002   June 30, 2001
                                           --------------   --------------
                                           (in thousands)   (in thousands)
       Land                                $       13,939           15,181
       Pipelines, rights of way
            and equipment                          11,842           36,776
       Terminals and equipment                    257,989          289,715
       Other plant and equipment                   18,547           16,585
                                           --------------   --------------
                                                  302,317          358,257
       Less accumulated depreciation               56,327           54,025
                                           --------------   --------------

                                           $      245,990          304,232
                                           ==============   ==============

 (7)   Investments in Petroleum Related Assets

       Investments in petroleum related assets at March 31, 2002 and June 30, 2001 is as follows:

                                           March 31, 2002   June 30, 2001
                                           --------------   --------------
                                           (in thousands)   (in thousands)
       Lion Oil Company                    $       10,131           10,131
       ST Oil Company                               1,677            1,677
       West Shore                                       -           35,952
                                           --------------   --------------
                                           $       11,808           47,760
                                           ==============   ==============

       We effectively own 18.04% of the common stock of Lion Oil Company ("Lion"), an Arkansas based refinery, through our 65% ownership of TransMontaigne Holding Inc. We recorded dividend income of approximately $0.8 million from Lion during the nine months ended March 31, 2002 and $0.7 million during the nine months ended March 31, 2001.

       In August 2000, we converted our note receivable and accrued interest from ST Oil Company into a 30.02% equity ownership position. We recorded less than $0.1 million of equity income during the nine months ended March 31, 2002 and 2001.

       Through our wholly-owned subsidiary, TransMontaigne Pipeline Inc., we owned 20.38% of the common stock of West Shore. Although we owned 20.38%, we did not have the ability to significantly influence the activities of West Shore and, therefore, carried our investment at cost. On July 27, 2001, we sold 861 shares of the common stock of West Shore thereby reducing our ownership interest to 18.50%. The West Shore common stock was sold to Midwest Pipeline Company, LLC for cash consideration of approximately $2.9 million. We recognized a net loss of approximately $1.1 million on this sale. As a result of this transaction, we also recognized a loss on our remaining investment in West Shore of approximately $8.8 million. We sold our remaining 18.50% interest on October 29, 2001 to Buckeye Partners L.P. for cash consideration of approximately $23.1 million, which approximated our adjusted book value. We recorded dividend income from West Shore of approximately $0.7 million during the nine months ended March 31, 2002 and $1.7 million for the nine months ended March 31, 2001.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(8)    Other Assets

       Other assets at March 31, 2002 and June 30, 2001 is as follows:

                                            March 31, 2002   June 30, 2001
                                            --------------   --------------
                                            (in thousands)   (in thousands)
       Prepaid transportation               $        2,884            2,601
       Commodity trading membership                  1,500                -
       Deposits and other assets                       211              376
                                            --------------   --------------
                                            $        4,595            2,977
                                            ==============   ==============

       Prepaid transportation relates to our contractual transportation and deficiency agreements with three interstate refined petroleum pipelines (see Note 13 - Commitments and Contingencies).

(9)    Debt

       Debt at March 31, 2002 and June 30, 2001 is as follows:

                                            March 31, 2002   June 30, 2001
                                            --------------   --------------
                                            (in thousands)   (in thousands)
       Commodity margin loan                $            -           20,000
       Bank Credit Facility                        100,500           80,000
       Senior promissory notes                      25,000           50,000
                                            --------------   --------------
                                                   125,500          150,000
       Less current debt                                 -           20,000
                                            --------------   --------------
             Long-term debt                 $      125,500          130,000
                                            ==============   ==============

       We currently have a commodity margin loan agreement with Salomon Smith Barney that allows us to borrow up to $20.0 million to fund certain initial and/or variation margin requirements in commodities accounts maintained by us with Salomon Smith Barney. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury bill rate plus 1.75% (3.54% at March 31, 2002).

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

       Each of the Bank Credit Facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial tests relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. As of March 31, 2002, we were in compliance with all such tests contained in the respective agreements.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

9)     Debt (continued)

       The average interest rate under the Bank Credit Facility was 4.7% at March 31, 2002, and 6.6% at June 30, 2001. Cash payments for interest were approximately $5.5 million and $14.5 million for nine months ended March 31, 2002 and 2001, respectively.

       Pursuant to our Bank Credit Facility, we had outstanding letters of credit with third parties in the amount of $17.0 million and $12.3 million at March 31, 2002 and June 30, 2001, respectively. At March 31, 2002, all outstanding letters of credit expire within one year.

       We have a $150 million notional value "periodic knock-out" swap agreement with a money center bank to offset the exposure of an increase in variable interest rates on our bank debt. This swap agreement expires in August 2003. The swap settles monthly and contains a knock-out provision that is activated when the one-month LIBOR is at or above 6.75%. The swap agreement provides that we pay a fixed interest rate of 5.48% on the notional amount in exchange for receiving a variable rate based on LIBOR so long as the one-month LIBOR interest rate does not rise above 6.75%. If the one-month LIBOR rate rises above 6.75%, the swap knocks out and no payments will be received by us under the agreement until such time as the one-month LIBOR rate declines below 6.75%. The one-month LIBOR rate was 1.85% at March 31, 2002, and 4.08% at June 30, 2001.

       As of March 31, 2002 and June 30, 2001, the fair market value of the swap agreement was a liability of $4.4 million and $3.1 million respectively, which was recorded in Other Accrued Liabilities. For the nine months ended March 31, 2002, we recorded an unrealized loss on the interest rate swap of $1.3 million and a realized loss of $3.2 million that we paid to the swap counter party. We recorded an unrealized loss on the interest rate swap of $3.5 million and a realized gain of $1.3 million that was paid to us by our swap counter party, for the nine months ended March 31, 2001.

(10)   Stockholders' Equity

       On March 25, 1999 and March 30, 1999, we closed a private placement of $170.1 million of $1,000 Series A Convertible Preferred Stock Units (the "Units"). Each Unit consists of one share of 5% convertible preferred stock (the "Preferred Stock"), convertible into common stock at $15 per share, and 66.67 warrants, each warrant exercisable to purchase six-tenths of a share of common stock at $14 per share. Dividends are cumulative and payable quarterly. The dividends are payable in either cash or additional preferred shares. If the dividends are paid-in-kind with additional preferred shares, the number of additional preferred shares issued in lieu of a cash payment is determined by multiplying the cash dividend that would have been paid by 110%. For the nine months ended March 31, 2002, paid-in-kind dividends were $7.3 million. For the nine months ended March 31, 2001 cash dividend payments were $4.3 million and paid-in-kind dividends were $2.3 million.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(10)   Stockholders' Equity  (continued)

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

(11)   Restricted Stock

       We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in stockholders' equity as unearned compensation. Amortization of unearned compensation of approximately $1.1 million and $0.9 million is included in selling, general and administrative expense for the nine months ended March 31, 2002 and 2001, respectively. As provided for in the plan, during the nine months ended March 31, 2002, 17,265 shares were repurchased from employees to pay the withholding taxes due when the restricted shares vested.

(12)   Litigation

       We have been named as a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in part by insurance. We believe that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

TRANSMONTAIGNE INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2002 (Unaudited)

--------------------------------------------------------------------------------

(13)   Commitments and Contingencies

       In connection with our June 30, 2001 sale of the two petroleum distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to $725,000 per year for a five-year period through June 30, 2006. The amount that we are potentially liable for each year is based on the actual throughput volumes of the facility for each year as compared to the contractual thresholds, of 20,000 and 32,500 barrels per day ("BPD"). If actual volumes exceed 32,500 BPD, we will not be obligated to pay any of the $725,000 for that given year. If actual volumes are between the 20,000 and 32,500 BPD, we will be obligated to pay a prorated portion of the $725,000. If actual volumes are less than 20,000 BPD, we are obligated to pay the entire $725,000. As of March 31, 2002, $0.3 million has been accrued for this obligation based on actual volumes to date and expected volumes through June 30, 2002.

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

       As of March 31, 2002, we have estimated that future payments totaling $2.7 million under one of the T&D agreements will not be recoverable and, accordingly, we have established a liability in Other Accrued Liabilities for this estimated future obligation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following review of our financial condition and results of operations should be read in conjunction with the accompanying Consolidated Financial Statements. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2001.

         Our commercial operations are divided into two main areas: Product supply, distribution and marketing, and terminals and pipelines, which includes terminaling, storage services, and pipeline transportation.

Commercial Operations

Product Supply, Distribution and Marketing

         We provide Product supply, distribution, and marketing related services, consisting of the bulk purchase and resale of Products, the wholesale marketing of Products at terminal truck loading rack locations, and the sale of Products to regional and national industrial end-users. In addition, we provide risk management products and logistical services to gasoline and distillate customers that minimize the customer's exposure to both commodity price movements and basis (geographical) differentials. We provide these services to customers for periods as short as one month to terms that span up to three years. The type and length of contracts provided by us will vary based upon market conditions, customer needs and the risk profile desired by the individual customer. These risk-managing contracts are not entered into on a ratable basis and can cause net operating margins to fluctuate from one period to the next.

         The Product supply, distribution and marketing operations generally utilize our terminal and pipeline assets to market and trade various Products and provide specialized supply, logistical, and risk management services to our customers. We purchase Products at prevailing prices from refiners and producers at production points and common trading locations. These Products then are shipped via barge, our pipelines or third party-owned pipelines to our terminals or to third party terminal locations. We also can arrange for the movement of Products through exchange agreements with third parties. From these terminal locations, the Products are made available to our customers either through contract sales, exchange agreements or daily priced rack sales.

         Our margins are generated from bulk purchases and resales together with exchanges of Products with major and large independent energy companies; wholesale distribution and sales of Products to jobbers and retailers; distribution and sales of Products to regional and national commercial/industrial end-users; wholesale storage and marketing contracts of Products; and tailored short and long-term fuel and risk management logistical services arrangements to wholesale, retail and commercial/industrial end-users. Product storage and forward sales transactions enable us to purchase Products inventory; utilize proprietary and leased tankage, as well as line space controlled by us in major common carrier pipelines; arbitrage basis (geographical) differentials and transportation costs; store inventory; and, depending upon market conditions, realize margins through sales in the future cash market or by using NYMEX contracts. Wholesale distribution of Products is conducted from proprietary and non-proprietary truck loading terminal, storage and delivery locations. Fuel and risk management logistical services provide both our large and small volume customers an assured, ratable and cost effective delivered source of Products supply through proprietary pipelines and terminals, as well as through non-proprietary pipeline, terminal, truck, rail and barge distribution channels.

         Generally, as we purchase discretionary inventory, we simultaneously attempt to establish or "lock-in" a margin by selling the Product for physical delivery to third party users or by entering into a future delivery obligation, such as a futures contract on the NYMEX. We seek to maintain a balanced position until we deliver or take delivery of the physical Product associated with each transaction, thereby minimizing or eliminating exposure to commodity price fluctuations occurring after the initial transactions. However, certain risks (price relationships between delivery points (referred to as "basis (geographical) differentials"), types of Product or delivery periods will change) cannot be completely hedged or eliminated. It is our policy not to acquire Products, futures contracts or other derivative products for the sole purpose of speculating on the commodity price. Risk management policies have been established by our risk management committee to monitor and control these price risks. The risk management committee is comprised of senior executives of TransMontaigne.

         In addition, we provide "supply chain management" services to our commercial and industrial customers. Through our "supply chain management" arrangements, we provide services to our customers downstream of the Products rack location. A customer of our "supply chain management" services receives the benefits of our web-based technology systems enabling the customers to minimize their total energy costs while meeting their volumetric needs. As a result of this service, a customer can reduce the processing time associated with dispatching Product to its physical locations, processing payments associated with Product purchases at both bulk and retail locations, and obtain other costs savings associated with procuring its Product demands. By aggregating the demands of various customers, we are able to leverage the demand and build relationships with other companies along the supply and distribution chain that benefit all the parties through reductions in the "back office" processing costs associated with buying and selling Products.

Terminals and Pipelines

          We own and operate an extensive terminal infrastructure that handles Products with transportation connections via pipelines, barges, rail cars and trucks to our facilities or to third party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation, Texas Eastern, Explorer and Williams pipeline systems. The terminal and pipeline commercial operations depend in large part on the level of demand for Products by end users in the geographic locations served by such facilities and the ability and willingness of our customers to supply such demand by utilizing our terminals and pipelines as opposed to the terminals and pipelines of other companies. An objective of our Product supply, distribution and marketing activities is to "direct" volumes to our terminals and pipelines whenever possible.

         The net margin for terminals and pipelines is calculated as terminal revenue plus storage revenue plus pipeline revenue less direct operating costs. Terminal revenues are based on the volume of Products handled at the facility's loading racks, generally at a standard rate per gallon. Storage fees are generally based on a per barrel rate or tankage capacity committed and will vary with the duration of the arrangement, the Product stored and special handling requirements, particularly when certain types of chemicals and other bulk liquids are involved. Pipeline revenues are based on the volume of Products transported and the distance from the origin point to the delivery point. The operating expenses of the terminals and pipelines include the direct expenses related to their operations such as wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. We cannot predict the impact of future fuel conservation measures, alternate fuel requirements, governmental regulation, technological advances in fuel economy, demographic changes, weather conditions, crop prices, and energy-generation devices, all of which could reduce the demand for Products in the areas served by us.

CRITICAL ACCOUNTING POLICIES

Our accounting policies for discretionary inventories, price risk management activities, and environmental obligations, are considered to be critical to the presentation of our consolidated financial statements. These policies, and the underlying financial statement accounts, require the use of estimates, management judgments, or valuation methods, which could fluctuate if different assumptions or conditions were to prevail. In determining the carrying value of our inventories - discretionary volumes, we must estimate basis (geographical) differentials and/or transportation costs to be applied to quoted market prices for the Products. Accounting for contracts associated with energy trading and risk management activities requires us to select among acceptable valuation models, select appropriate discount rates, and estimate basis (geographical) differentials and/or transportation costs to be applied to quoted market prices. Accounting for energy trading and risk management activities, requires that we provide an estimate for losses in the event a counter party defaults on the performance of its obligations.

RESULTS OF OPERATIONS

Selected financial data regarding our operating income is summarized below (in thousands):

                                                       Three Months Ended      Nine Months Ended
                                                            March 31,             March 31,
                                                      --------------------    --------------------
                                                        2002        2001        2002        2001
                                                      --------    --------    --------    --------
Net operating margins (1):
     Product supply, distribution, and marketing      $ 20,106      14,640      61,434      33,815
     Terminals and pipelines                             9,596      10,220      26,450      34,603
     Lower of cost or market write-downs on
          inventories - minimum volumes                     --      (1,940)    (12,963)     (8,821)
                                                      --------    --------    --------    --------
       Total net operating margins                      29,702      22,920      74,921      59,597

Selling, general and administrative expenses            (9,270)     (9,102)    (25,920)    (24,496)
Depreciation and amortization                           (4,143)     (4,927)    (12,449)    (14,595)
                                                      --------    --------    --------    --------
       Operating income                               $ 16,289       8,891      36,552      20,506
                                                      ========    ========    ========    ========

(1) Net operating margins represent revenues less product costs and direct operating expenses.

Selected volumetric data (Barrels Per Day):

                                                    Three Months Ended
                               ---------------------------------------------------------     Nine month
                               September 30, 2001    December 31, 2001    March 31, 2002       Average
                               ------------------    -----------------    --------------    -------------
Retained Facilities                   484,353              499,955           509,005          497,771
Disposed Facilities                    30,682                   --                --           10,227
                               ------------------    -----------------    --------------    -------------
      Current period volumes          515,035              499,955           509,005          501,998
                               ==================    =================    ==============    =============

                                                    Three Months Ended
                               ---------------------------------------------------------    Nine month
                               September 30, 2000    December 31, 2000    March 31, 2001      Average
                               ------------------    -----------------    --------------    -------------
Retained Facilities                   489,949              485,506           485,976          487,144
Disposed Facilities                   128,974              116,412           123,400          122,928
                               ------------------    -----------------    --------------    -------------
      Prior period volumes            618,923              601,918           609,376          610,072
                               ==================    =================    ==============    =============

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2001

         We reported net earnings of $8.7 million for the three months ended March 31, 2002, compared to net earnings of $0.5 million for the three months ended March 31, 2001. After preferred stock dividends, the net earnings (loss) attributable to common stockholders were $6.3 million and ($1.9) million for the three months ended March 31, 2002 and 2001, respectively. Earnings per common share were $.19 based on 32.1 million weighted average basic shares outstanding compared to a loss of ($.06) per share based on 31.7 million weighted average basic shares outstanding for the three months ended March 31, 2002 and 2001, respectively.

         Our net earnings increased in the current period, as compared to the comparable period in the prior year, primarily due to higher margins realized in our Product supply, distribution and marketing activities, decreased interest and financing expense, offset by approximately $2.0 million in net operating margins contributed by the divested facilities in the prior comparable period.

Product Supply, Distribution and Marketing

         The net operating margin reported for the Product supply, distribution and marketing segment includes margins realized on sales, exchanges and Product arbitrage. During the three months ended March 31, 2002, we were able to increase our net operating margins by taking advantage of the price volatility in the gasoline market. That volatility created significant arbitrage opportunities associated with basis (geographical) differentials. In addition, we renegotiated and extended for an additional year, a fixed-price supply contract with a large commercial customer. We recognized approximately $3.0 million in net operating margin associated with this contract extension.

         During the first half of the current quarter, we continued to build our discretionary inventory of distillate to capitalize on the "carry" or "contango" market structure. During a "contango" market, we utilize our and third party terminals to acquire and store Products to capture commodity price differentials between current and future months. During the later half of the current quarter, we began to liquidate our discretionary inventory of distillate by delivering our physical product to settle our contractual obligations.

         Mark-to-market accounting will create future volatility in our net operating margins due to either the widening or narrowing of these pricing spreads from the original spread relationship. If the spreads widen (narrow), marking these storage volumes and the related forward contracts to market will produce unrealized losses (gains) in interim reporting periods. These negative (positive) results will reverse and the originally anticipated spread will be recognized during the future periods when the physical Product inventory is delivered against the short future position.

         Our inventories - discretionary volumes are held for sale or exchange in the ordinary course of business and consist of refined petroleum products, primarily gasoline and distillates. Our inventories - discretionary volumes are an integral component of our overall energy trading and risk management activities. We evaluate the level of inventories - discretionary volumes in combination with energy trading and risk management disciplines, (including certain hedging strategies, forward purchases and sales, swaps and other financial instruments) to manage market exposure, primarily commodity price risk. We evaluate the market exposure from an overall portfolio basis that considers both continuous movement of physical inventory balances and related open positions in energy trading and risk management contracts. Our inventories
- discretionary volumes are carried at market value in the accompanying consolidated financial statements. Changes in the market value of our inventories - discretionary volumes are included in product costs and net margins attributable to sales, exchanges, and product arbitrage in our product supply, distribution and marketing segment.

          Our inventories - minimum volumes, represented by tank bottoms and pipeline linefill held by us in tanks and pipelines owned by us and by third parties, are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange our inventories - minimum volumes in the ordinary course of business and, therefore, we do not hedge the market risks associated with this minimum inventory. Our inventories - minimum volumes are carried at the lower of cost or market in the accompanying consolidated financial statements.

         During the three months ended June 30, 2000, we conducted a thorough review of our inventory management strategies and customer contracts and, effective July 1, 2000, we designated 2.0 million barrels of refined petroleum products as inventories - minimum volumes and we changed our risk management strategy associated with this minimum inventory. In accordance with our revised risk management strategy, we removed the hedging contracts on the minimum inventory. During the three months ended March 31, 2002 and 2001, we recognized an impairment loss of $0.0 and $1.9 million, respectively, due to lower of cost or market write-downs on this minimum inventory.

Terminals and Pipelines

         The net operating margin from our terminal and pipeline operations for the three months ended March 31, 2002 was $9.6 million, compared to $10.2 million for the three months ended March 31, 2001. Since we sold our Little Rock terminal on June 30, 2001 and sold the NORCO system on July 31, 2001, we realized no margins from either the Little Rock terminal or the NORCO system in the three months ended March 31, 2002 compared to the prior period when net operating margins were approximately $2.0 million. The loss of net operating margins from the disposed facilities was mitigated by higher throughput volumes on our retained facilities and increased margin from our Brownsville, Texas facility due to continued expansion.

Selling, General, Administrative and Other

         Selling, general and administrative expenses for the three months ended March 31, 2002 were $9.3 million, compared to $9.1 million for the three months ended March 31, 2001. There was a decrease in wages of $0.2 million, a decrease of $0.1 million in communication costs, and a reduction in travel and entertainment of $0.2 million during the current period. The decreased costs were offset by an increase of $0.4 million in the amount of incentive-based compensation expense recorded by us in the current period and an increase in relocation expense of $0.3 million.

         Depreciation and amortization for the three months ended March 31, 2002 was $4.1 million, compared to $4.9 million for the three months ended March 31, 2001. The reduction is due to the sale of the Little Rock terminal and the NORCO system.

         Dividend income from and equity in earnings (loss) of petroleum related investments for the three months ended March 31, 2002 was $0.0 million compared to $0.8 million for the three months ended March 31, 2001. The decrease in the dividend income was due to the sale of our investment in the West Shore common stock on October 29, 2001.

         Interest income for the three months ended March 31, 2002 was $0.1 million, compared to $0.3 million for the three months ended March 31, 2001. The decrease in interest income was due primarily to lower interest rates during the current period.

         Interest expense for the three months ended March 31, 2002 was $2.1 million, compared to $4.4 million during the three months ended March 31, 2001. This reduction was primarily attributable to a reduction in the amount of our outstanding debt as a result of the application of proceeds from asset dispositions and a reduction in our borrowing rate under our Bank Credit Facility due to declining LIBOR rates.

         Other financing costs for the three months ended March 31, 2002 were $0.6 million, compared to $2.3 million for the three months ended March 31, 2001. The reduction was attributable to a reduction in the amount of amortization of deferred debt issuance costs during the current period. These deferred fees were reduced in the three months ended June 30, 2001 as a result of our paying off the bank term loan and a portion of the Master Shelf Agreement.

         For the three months ended March 31, 2002, we recorded an unrealized gain on the interest rate swap of $1.9 million, which represents the change in the fair market value of the interest rate swap from December 31, 2001 to March 31, 2002. We also realized a loss of $1.4 million on the interest rate swap, which represented payments associated with the monthly settlements of the interest rate swap for the three months ended March 31, 2002. In the three months ended March 31, 2001, the realized gain on the interest rate swap was $0.2 million and the unrealized loss was $2.7 million. The unrealized and realized losses on the interest rate swap are a result of changes in LIBOR rates during the periods.

         Income tax expense was $5.4 and $0.3 million for the three months ended March 31, 2002 and 2001, respectively, which represents an effective combined federal and state income tax rate of 38.0%.

         Dividends on the Preferred Stock were $2.5 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively. The increase in the current year dividend resulted from our election to settle the preferred dividend requirements for the quarters ended March 31, 2002 and March 31, 2001 with additional shares of Preferred Stock. The payment of "in-kind" dividends increases the number of shares outstanding for future distributions.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO
NINE MONTHS ENDED MARCH 31, 2001

         We reported net earnings of $15.4 million for the nine months ended March 31, 2002, compared to $2.5 million for the nine months ended March 31, 2001. After preferred stock dividends, the net earnings (loss) attributable to common stockholders were $8.1 million and ($4.1) million for the nine months ended March 31, 2002 and 2001, respectively. Earnings per common share for the nine months ended March 31, 2002 were $.25 based on 32.0 million weighted average basic shares outstanding compared to a loss of ($.13) per share for the nine months ended March 31, 2001 based upon 31.3 million weighted average basic shares outstanding.

         Our net earnings increased in the current period, as compared to the comparable period in the prior year, primarily due to increased margins of $27.6 million from our Product supply, distribution and marketing activities, a decrease of $7.9 million in interest expense, offset by approximately $7.5 million in net operating margins contributed by the divested facilities in the prior comparable period, increased income taxes of $7.9 million, and a charge of $2.7 million relating to a transportation and deficiency agreement with a pipeline company.

Product Supply, Distribution and Marketing

         The net operating margin reported for the Product supply, distribution and marketing segment includes margins realized on sales, exchanges and Product arbitrage. During the nine-month period, we were able to benefit from the market volatility opportunities that were caused by a Chicago refinery disruption in August, which significantly increased throughput on our Midwest (Mississippi River) corridor terminals. This disruption fueled the price differentials (for both gasoline and distillates) between the Gulf Coast, Chicago and Group (Mid-Continent) regions and created significant basis arbitrage opportunities. During the nine months ended March 31, 2002, we were able to increase our net operating margins by taking advantage of the price volatility in the gasoline market. That volatility created significant arbitrage opportunities associated with basis (geographical) differentials. In addition, we renegotiated and extended for an additional year, a fixed-price supply contract with a large commercial customer. We recognized approximately $3.0 million in net operating margin associated with this contract extension.

         Also, during the current nine months, the "carry" or "contango" market has enabled us the opportunity to utilize our terminal infrastructure to purchase and store Products to capture the price differentials by selling the Product in a later period at a higher price. During the nine months ended March 31, 2002, we purchased and stored Products to take advantage of this contango market and the pricing spreads between current and future months. Mark-to-market accounting will create future volatility in our net operating margins due to either the widening or narrowing of these pricing spreads from the original spread relationship. If the spreads widen (narrow) marking these storage volumes and the related forward hedges to market will produce unrealized losses (gains) in interim reporting periods. These negative (positive) results will reverse and the originally anticipated spread will be recognized during the future periods when the physical Products inventory is delivered against the short future position.

         During the nine months ended March 31, 2002 and 2001, we recognized an impairment loss of $13.0 and $8.8 million, respectively, due to lower of cost or market write-downs on our inventories - minimum volumes.

Terminals and Pipelines

         The net operating margin from terminal and pipeline operations for the nine months ended March 31, 2002 was $26.5 million, compared to $34.6 million for the nine months ended March 31, 2001. Since we sold our Little Rock terminal on June 30, 2001 and sold the NORCO system on July 31, 2001, we realized no margins from the Little Rock terminal and only one month of earnings from the NORCO system in the nine months ended March 31, 2002 compared to the prior period. The impact from the asset sales was approximately $7.5 million reduction in margin during the current period. We also experienced increased operating costs in our terminal network, primarily from increased repair and maintenance expenses of $1.1 million associated with additional security measures, which reduced our margins in the current period.

Selling, General, Administrative and Other

         Selling, general and administrative expenses for the nine months ended March 31, 2002 were $25.9 million, compared to $24.5 million for the nine months ended March 31, 2001. The increase is primarily attributable to an increase of $1.2 million in consulting services used by us as we are undertaking a program in the current year to enhance the capabilities of our web-based technology systems associated with Product supply, distribution and marketing activities, an increase of $1.4 million in incentive-based compensation expense, and an increase in relocation costs of $0.5 million. The increased costs were partially offset by a decrease of $1.1 million in wages and $0.6 million in travel and entertainment during the current period.

         Depreciation and amortization for the nine months ended March 31, 2002 was $12.4 million, compared to $14.6 million for the nine months ended March 31, 2001. The reduction is due to the sale of the Little Rock terminal and the NORCO system.

         Dividend income from and equity in earnings of petroleum related investments for the nine months ended March 31, 2002 was $1.5 million compared to $2.5 million for the nine months ended March 31, 2001. The decrease in the dividend income was due to the sale of our investment in the West Shore common stock on October 29, 2001.

         Interest income for the nine months ended March 31, 2002 was $0.5 million, compared to $1.5 million for the nine months ended March 31, 2001. The decrease in interest income was due primarily to lower interest rates during the current period.

         Interest expense for the nine months ended March 31, 2002 was $5.7 million, compared to $13.6 million during the nine months ended March 31, 2001. This reduction was primarily attributable to a reduction in the amount of our outstanding debt as a result of the application of proceeds from asset dispositions and a reduction in our borrowing rate under our Bank Credit Facility due to declining LIBOR rates.

         Other financing costs for the nine months ended March 31, 2002 were $2.1 million, compared to $4.8 million for the nine months ended March 31, 2001. The reduction was attributable to a reduction in the amount of amortization of deferred debt issuance costs during the current period. These deferred fees were reduced in the three months ended June 30, 2001 as a result of our paying off the bank term loan and a portion of the Master Shelf Agreement.

         Loss on the disposition of assets was $1.3 million for the nine months ended March 31, 2002, and less than $0.1 million of gains were recognized in the comparable period ended March 31, 2001.

         For the nine months ended March 31, 2002, we recorded an unrealized loss on the interest rate swap of $1.3 million for the change in the fair market value of the interest rate swap from June 30, 2001 to March 31, 2002. We also realized a loss of $3.2 million on the interest rate swap, which represented payments associated with the monthly settlement of the swap. In the nine months ended March 31, 2001, the realized gain on the interest rate swap was $1.3 million and the unrealized loss was $3.5 million. The unrealized and realized losses on the interest rate swap are a result of changes in the LIBOR rates during the periods.

         Income tax expense was $9.5 million and $1.5 million for the nine months ended March 31, 2002 and 2001, respectively, which represents an effective combined federal and state income tax rate of 38.0%.

         Dividends on the Preferred Stock were $7.3 million and $6.6 million for the nine months ended March 31, 2002 and 2001, respectively. The increase in the current year dividend resulted from our election to settle the preferred dividend requirements for the nine months ended March 31, 2002 with additional shares of Preferred Stock. We issued only three months of "in-kind" dividends for the nine months ended March 31, 2001. The payment of "in-kind" dividends increases the number of shares outstanding for future distributions.

COMMODITY PRICE RISK, LIQUIDITY AND CAPITAL RESOURCES

         The following summary reflects our comparative EBITDA, adjusted EBITDA and net cash flows for the three months and nine months ended March 31, 2002 and 2001 (in thousands):

                                                            Three Months Ended            Nine Months Ended
                                                                 March 31,                    March 31,
                                                        ----------------------------  ---------------------------
                                                            2002           2001          2002           2001
                                                        --------------  ------------  ------------  -------------
EBITDA (1)                                              $       20,425        14,584        50,451         37,606
Adjusted EBITDA (2)                                     $       20,425        16,524        63,414         46,427

Net cash provided (used) by operating activities        $       22,260         5,529       (61,034)        12,133

Net cash provided (used) by investing activities        $       (3,336)       (2,127)      111,165         (7,302)

Net cash provided (used) by financing activities        $      (20,512)       (7,339)      (24,553)        13,827

Calculation of EBITDA and Adjusted EBITDA:
Net operating margins:
     Product supply, distribution, and marketing        $       20,106        14,640        61,434         33,815
     Terminals and pipelines                                     9,596        10,220        26,450         34,603
     Lower of cost or market write-downs on
        inventories - minimum volumes                                -        (1,940)      (12,963)        (8,821)
                                                        --------------  ------------  ------------  -------------
           Total net operating margins                          29,702        22,920        74,921         59,597

     Selling, general and administrative expenses               (9,270)       (9,102)      (25,920)       (24,496)
     Dividend income                                                (7)          766         1,450          2,505
                                                        --------------  ------------  ------------  -------------
           EBITDA (1)                                           20,425        14,584        50,451         37,606
     Plus write-downs on minimum inventory                           -         1,940        12,963          8,821
                                                        --------------  ------------  ------------  -------------
           Adjusted EBITDA (2)                          $       20,425        16,524        63,414         46,427
                                                        ==============  ============  ============  =============


         (1) EBITDA is defined as total net operating margin, less selling, general and administrative expenses, plus dividend income from petroleum related investments. We believe that, in addition to cash flow from operating activities and net earnings (loss), EBITDA is a useful financial performance measurement for assessing operating performance since it provides an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In evaluating EBITDA, we believe that consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period; how EBITDA compares to principal repayments on debt for the period; and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and direct operating expenses and the variability of such components over time, also should be considered. EBITDA should not be construed, however, as an alternative to operating income (loss) (as determined in accordance with GAAP) as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our method of calculating EBITDA may differ from methods used by other companies and, as a result, EBITDA measures disclosed herein might not be comparable to other similarly titled measures used by other companies.

         (2) Adjusted EBITDA is defined as EBITDA plus lower of cost or market write-downs on the inventories - minimum volumes. We believe that Adjusted EBITDA is the most useful measure in evaluating our performance because it eliminates the impact on operating results from the impairment of our inventories - minimum volumes.

         We received approximately $117 million of cash from asset sales during the nine-month period ended March 31, 2002. During this period, we used cash to fund our increase in working capital by approximately $122 million, and repay debt of approximately $24 million.

         Inventories - discretionary volumes at March 31, 2002 and June 30, 2001 are as follows:

                                                                        March 31, 2002                  June 30, 2001
                                                                  ----------------------------   -----------------------------
                                                                        (in thousands)                 (in thousands)

                                                                     Amount           Bbls           Amount           Bbls
                                                                  --------------  ------------   ------------    -------------
      Refined petroleum products held for sale or exchange        $      149,149        4,770    $      20,234             468
      Refined petroleum products due to others under
           exchange agreements, net                                        7,873          289           76,754           2,778
                                                                  --------------  ------------   -------------   -------------
                Inventories - discretionary volumes               $      157,022        5,059    $      96,988           3,246
                                                                  ==============  ============   =============   =============


          Relative month-end commodity prices from June 30, 2001 to March 31, 2002 (NYMEX close on the last day of the month) are as follows:

                                                   Heating
                                      Crude          Oil            Gasoline
                                    ----------    ------------    ------------
                  6/30/01           $    26.25           .709             .721
                  7/31/01                26.35           .697             .732
                  8/31/01                27.20           .766             .806
                  9/30/01                23.43           .664             .680
                  10/31/01               21.18           .598             .552
                  11/30/01               19.44           .532             .534
                  12/31/01               19.84           .551             .573
                  1/31/02                19.48           .523             .559
                  2/28/02                21.74           .563             .581
                  3/31/02                26.31           .669             .825

         The following table indicates the maturities of our energy trading and risk management contracts, including the credit quality of our counter parties to those contracts with unrealized gains at March 31, 2002.

                                                                          Fair value of Contracts (in thousands)
                                                      -------------------------------------------------------------------------
                                                        Maturity                                      Maturity
                                                       less than 1       Maturity       Maturity      in excess     Total Fair
                                                          year           1-3 years     4-5 years     of 5 years        Value
                                                      --------------   -------------  ------------  -------------   ------------
       Investment grade                               $     23,850           4,940              -             -         28,790
       Non-investment grade                                  4,543           8,977              -             -         13,520
       No external rating                                    7,605              30              -             -          7,635
                                                      ------------      ----------     ----------    ----------     ----------
            Unrealized gain position - asset                35,998          13,947              -             -         49,945
                                                      ------------      ----------     ----------    ----------     ----------

            Unrealized loss position - liability           (53,021)           (433)             -             -        (53,454)
                                                      ------------      ----------     ----------    ----------     ----------

            Net unrealized gain (loss) position       $    (17,023)         13,514              -             -         (3,509)
                                                      ============      ==========     ==========    ==========     ==========


         We do not acquire or sell Products, futures contracts, or other financial instruments solely for the purpose of speculating on changes in commodity prices. Our inventories - discretionary volumes, energy trading contracts, and risk management contracts are the integral components of our overall energy trading and risk management activities. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories - discretionary volumes, open positions in energy trading contracts, and open positions in risk management contracts. We have established risk management policies and procedures to monitor and control our market risk exposure. Our overall risk management objective is to minimize our exposure to changes in commodity prices. We accomplish this objective by entering into risk management contracts that offset the changes in the values of our inventories - discretionary volumes and energy trading contracts when there are changes in commodity prices. At March 31, 2002, our open positions in risk management contracts includes forward contracts (purchases and sales), swaps, and other financial instruments to manage market exposure, primarily commodity price risk.

         We principally utilize exchange-traded risk management contracts to manage our commodity price risk. These contracts require us to maintain initial and variation margin deposits with a third party financial intermediary. At March 31, 2002, we had $30.7 million on deposit to cover our margin requirements on open risk management contracts. That total deposit consisted of an initial margin deposit of $14.5 million and a variation margin deposit of $16.2 million. At March 31, 2002, a $0.05 per gallon unfavorable change in commodity prices would have required us to deposit approximately $9.0 million in additional variation margin. Conversely, a $0.05 per gallon favorable change in commodity prices would have permitted us to reduce the deposit in our margin account by approximately $9.0 million.

         We utilize our commodity margin loan, Bank Credit Facility, and available cash to meet our obligations to cover our margin requirements. We also have the contractual right to request that the counter parties to our energy trading contracts post additional letters of credit or make additional cash deposits with us to assist us in meeting our obligations to cover our margin requirements.

         For certain of our energy trading contracts and contract locations, calculating replacement cost relies on a degree of estimation in calculating the basis (geographical) differentials for deferred trading months and locations without an actively traded forward cash market. For these markets (in which we cannot secure a forward traded basis (geographical) differential quote from a broker), our mark-to-market model estimates the basis (geographical) differentials based on a rolling historical average. Currently it is not practicable for us to estimate the effects on our financial condition, results of operations, or cash flows from an unfavorable change in basis (geographical) differentials.

         Our Bank Credit Facility consists of a $240 million revolving credit facility due December 31, 2003. At March 31, 2002, we had borrowings of $100.5 million outstanding under the Bank Credit Facility at an average interest rate of 4.7%. We also had working capital of $155.6 million, availability under our Bank Credit Facility of approximately $139.5 million, and availability under our letter of credit facility of $28.0 million. The availability under the Bank Credit Facility is calculated weekly and is based upon our working capital. At March 31, 2002, we had $25.0 million of 7.22% senior promissory notes due October 17, 2004 outstanding under the Master Shelf Agreement.

         Each of the Bank Credit Facility and Master Shelf Agreement is secured by certain current assets and fixed assets, and each also includes financial covenants relating to fixed charge coverage, current ratio, maximum leverage ratio, consolidated tangible net worth, cash distributions and open inventory positions. At March 31, 2002, we were in compliance with all such covenants.

         We believe that our current working capital position; future cash provided by operating activities; available borrowing capacity under the Bank Credit Facility and the Master Shelf Agreement; and our relationship with institutional lenders and equity investors should enable us to meet our planned capital and liquidity requirements.

         Capital expenditures anticipated for the remainder of the fiscal year ending June 30, 2002 are estimated to be $1.5 million for terminal and pipeline facilities, and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; the customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

         During the three months ended March 31, 2002, we announced to our employees that a significant portion of our Atlanta, Georgia operation would be relocated to Denver, Colorado. During the three months ended March 31, 2002, we accrued approximately $0.3 million for severance benefits payable to 25 employees that were not offered the opportunity to relocate to Denver, Colorado. Approximately 75 employees were offered the opportunity to relocate to Denver, Colorado. The offer was communicated to those employees on March 19, 2002 with a response due to TransMontaigne from the employees no later than April 19, 2002.

         The 37 employees that chose not to relocate to Denver, Colorado are entitled to receive severance benefits provided they remain employed by us through their termination date as determined by us. We estimate that we will accrue approximately $1.2 million in severance benefits during the three months ended June 30, 2002, for these employees.

         The 38 employees that chose to relocate to Denver, Colorado are entitled to receive a transition bonus and a relocation package payable upon transfer to the Denver office. We estimate that we will incur approximately $2.7 million in transition bonuses and relocation costs over the next six months for these employees.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2001, in addition to the interim consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

       There are no material changes in market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended June 30, 2001.

PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     There are no exhibits.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002                    TRANSMONTAIGNE INC.
                                           (Registrant)



                                           /s/ DONALD H. ANDERSON
                                           ----------------------
                                           Donald H. Anderson
                                           President, Chief Executive and Chief
                                           Operating Officer



                                           /s/ RANDALL J. LARSON
                                           ----------------------
                                           Randall J. Larson
                                           Executive Vice President, Controller
                                           and Chief Accounting Officer