Form 10-K/A
period 2003-06-30
TRANSMONTAIGNE INC
filed 2003-10-27
CIK 755199

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") supplements TransMontaigne Inc.'s Annual Report on Form 10-K for the year ended June 30, 2003, filed by TransMontaigne (the "Company," "we" or "us") on September 29, 2003. We are filing this Amendment to furnish the information required by items 10, 11, 12 and 13 of Part III of Form 10-K within the 120-day period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment certain currently dated certifications and, therefore, we are amending Part IV in its entirety. We will include the information contained in Part III in our proxy statement for our 2003 Annual Meeting of Shareholders, scheduled to occur on March 11, 2004. Except as described above, no other amendments are being made to the Annual Report on Form 10-K filed on September 29, 2003.

TABLE OF CONTENTS

Item
Part III
10.	Directors and Executive Officers
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
Part IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to TransMontaigne Inc.'s executive officers and directors as of the date of this Amendment.

Name	Age	Position

Cortlandt S. Dietler	82	Chairman and Director
Donald H. Anderson	55	Vice Chairman, Chief Executive Officer, President and Director
Randall J. Larson	46	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
William S. Dickey	45	Executive Vice President and Chief Operating Officer
Erik B. Carlson	56	Senior Vice President, Corporate Secretary and General Counsel
Frederick W. Boutin	48	Senior Vice President and Treasurer
David J. Butters	63	Director
Peter B. Griffin	58	Director
John A. Hill	61	Director
Bryan H. Lawrence	61	Director
Harold R. Logan, Jr.	58	Director
Edwin H. Morgens	62	Director
Wayne W. Murdy	58	Director
Walter P. Schuetze	71	Director

Cortlandt S. Dietler has been the Chairman of TransMontaigne since April 1995, and served as Chief Executive Officer from April 1995 to September 1999. He was the founder, Chairman and Chief Executive Officer of Associated Natural Gas Corporation, a natural gas gathering, processing and marketing company, prior to its 1994 merger with PanEnergy Corporation. From 1994 to 1997, Mr. Dietler served as an Advisory Director to PanEnergy Corporation prior to its merger with Duke Energy Corporation in March 1997. Mr. Dietler currently serves as a Director of Hallador Petroleum Company, Cimarex Energy Co., Forest Oil Corporation and Carbon Energy Corporation. Industry affiliations include: Member, National Petroleum Council; Director, American Petroleum Institute; and past Director, Independent Petroleum Association of America.

Donald H. Anderson has been Director, Vice Chairman and Chief Executive Officer of TransMontaigne since September 1999, and has served as President since January 2000. Mr. Anderson is a director of Bear Paw Energy, LLC, which is an independent gatherer and processor of natural gas active in the Rocky Mountain Region of the United States. From 1997 through September 1999, Mr. Anderson was the Executive Director and a Principal of Western Growth Capital LLC, a Colorado-based private equity investment and consulting firm. From December 1994 until March 1997, Mr. Anderson was Chairman, President and Chief Executive Officer of PanEnergy Services, PanEnergy's non-jurisdictional operating subsidiary. From December 1994 until March 1997, Mr. Anderson also served as a Director of TEPPCO Partners, LLP. Mr. Anderson was previously President, Chief Operating Officer and Director of Associated Natural Gas Corporation until its merger with PanEnergy Corporation in 1994.

Randall J. Larson has been an Executive Vice President and Chief Accounting Officer of TransMontaigne since May 2002, and also the Chief Financial Officer since January 1, 2003. From July 1994 through April 2002, Mr. Larson was a partner with KPMG LLP, most recently in KPMG's San Jose, California office. Prior to joining the San Jose office in 1996, Mr. Larson was a partner in KPMG's Department of Professional Practice in the national office in New York City. From July 1992 to June 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. Mr. Larson began his accounting career with KPMG in 1981 in the Denver, Colorado office.

William S. Dickey has been Executive Vice President and Chief Operating Officer of TransMontaigne since May 2000. From January 1999 until May 2000, Mr. Dickey was a Vice President of TEPPCO Partners, LLP. From 1994 to 1998, Mr. Dickey served as Vice President and Chief Financial Officer of Duke Energy Field Services.

Erik B. Carlson has been Senior Vice President, Corporate Secretary and General Counsel of TransMontaigne since January 1998. From February 1983 until January 1998, Mr. Carlson served as Senior Vice President, General Counsel and Corporate Secretary of Associated Natural Gas Corporation or its successor, Duke Energy Field Services.

Frederick W. Boutin has been Senior Vice President and Treasurer of TransMontaigne since June 2003. Mr. Boutin also served as Senior Vice President of TransMontaigne from September 1996 to March 2002. In addition, Mr. Boutin served as Vice President of TransMontaigne Product Services Inc. from February 2002 to June 2003; Vice President of Coastal Tug and Barge, Inc. from February 2003 to June 2003; Vice President of Coastal Fuels Marketing, Inc. from February 2003 to June 2003; and Senior Vice President and Director of TransMontaigne Transport Inc. from February 2002 to the present. From 1985 to 1995, Mr. Boutin served as a Vice President of Associated Natural Gas, Inc.

David J. Butters has been a Director of TransMontaigne since October 9, 2003. Mr. Butters is a Managing Director of Lehman Brothers, Inc., an investment banking company, where he has been employed for more than the past five years. Mr. Butters serves as Chairman of the Board of Directors of Gulf Mark Offshore, Inc., and as a Director of Weatherford International, Inc., Grant Prideco, Inc. and Acol Tankers, Ltd.

Peter B. Griffin has been a Director of TransMontaigne since July 2000. Since 1998, Mr. Griffin has been President of Louis Dreyfus Corporation, and served as Executive Vice President of Louis Dreyfus Corporation from 1995 to 1998. Mr. Griffin joined Louis Dreyfus Corporation in 1976 as Corporate Controller and subsequently held various administrative and financial positions in both the energy and agricultural business segments. Louis Dreyfus Corporation is engaged, as a principal, in the storage, transportation, distribution, marketing and merchandising of a broad range of bulk commodities, including feedgrains, wheat, oilseeds and their products, cotton, coffee, cocoa, sugar, meat, natural gas and natural gas liquids, crude oil and its products, and petrochemicals. Louis Dreyfus Corporation conducts its operations throughout North America and Australia. Mr. Griffin is a director of Louis Dreyfus Holding Company Inc. and a member of its subsidiaries, including Louis Dreyfus Corporation. Prior to joining Louis Dreyfus Corporation, Mr. Griffin was an accountant with Arthur Young & Company.

John A. Hill has been a Director of TransMontaigne since April 1995. Mr. Hill has been Vice Chairman of the Board, Managing Director and founder of First Reserve Corporation, a private equity fund sponsor specializing in management buyouts and acquisitions in the energy and energy-related industries since June 2000. From 1983 until June 2000, he was Chairman of First Reserve

Corporation. Mr. Hill is Chairman of the Board of Trustees of the Putnam Mutual Funds in Boston and serves as a Director of Devon Energy Corporation and various private companies owned by First Reserve Corporation and Continuum Health Partners.

Bryan H. Lawrence has been a Director of TransMontaigne since April 1995. From 1996 to 1997, Mr. Lawrence served as Managing Director of Dillon, Read & Co. Inc., an investment banking firm. In 1997, Mr. Lawrence established Yorktown Partners LLC to manage Yorktown Energy Partners III, L.P. and predecessor partnerships previously managed by Dillon, Read & Co. Inc. He has been a member of Yorktown Partners LLC since May 1997. Mr. Lawrence also serves as a Director of Vintage Petroleum, Inc., D&K Healthcare Services, Inc., Hallador Petroleum Company, Carbon Energy Corporation, Crosstex Energy L.P., Cavell Energy Corporation, and several privately-owned companies in which affiliates of Yorktown Partners LLC hold equity interests including PetroSantander Inc., Savoy Energy, L.P., Athanor B.V., Camden Resources, Inc., Ciweo Natural Resources Corporation, ESI Energy Services Inc., Ellora Energy Inc., Dernick Resources Inc., Peak Energy Resources, Inc. and Approach Resources Corporation.

Harold R. Logan, Jr. has been a Director of TransMontaigne since April 1995 and has provided consulting services to TransMontaigne on a contractual basis since January 2003. He served as Executive Vice President and Treasurer of TransMontaigne from April 1995 to December 2002 and as Chief Financial Officer of TransMontaigne from March 2000 to December 2002. From 1985 to 1994, Mr. Logan was Senior Vice President/Finance and a Director of Associated Natural Gas Corporation. Prior to joining Associated Natural Gas Corporation, Mr. Logan was with Dillon, Read & Co. Inc. and Rothschild, Inc. Mr. Logan also serves as Director of Suburban Propane Partners, L.P., Graphic Packaging Corporation, The Houston Exploration Company and Rivington Capital Advisors LLC.

Edwin H. Morgens has been a Director of TransMontaigne since June 1996. Mr. Morgens has been Chairman of Morgens, Waterfall, Vintiadis & Company, Inc., an investment management firm, since 1970. Mr. Morgens serves as a Director of Programmer's Paradise, Inc.

Wayne W. Murdy has been a Director of TransMontaigne since October 27, 2003. Mr. Murdy is the Chief Executive Officer and Chairman of the Board of Directors of Newmont Mining Corporation, an international mining company headquartered in Denver, Colorado. Newmont is the world's largest gold producer with mining operations and assets located on five continents. Prior to his election to the office of Chief Executive Officer in 2001 and Chairman of the Board of Directors in 2002, Mr. Murdy served as President of Newmont from 1999 to 2002, Executive Vice President and Chief Financial Officer from 1996 to 1999 and Senior Vice President and Chief Financial Officer from 1992 to 1996. Mr. Murdy has been a Director of Newmont since 1999. Mr. Murdy also serves as a member of the Board of Directors of Tom Brown, Inc. and is a Trustee of the Denver Art Museum.

Walter P. Schuetze has been a Director and Chairman of the Audit Committee of TransMontaigne since October 2002. Mr. Schuetze currently is an Executive in Residence in the College of Business at the University of Texas—San Antonio. From January 1992 to March 1995, Mr. Schuetze was the Chief Accountant to the U.S. Securities and Exchange Commission. From November 1997 to February 2000, he served as Chief Accountant of the Commission's Division of Enforcement, and served as a consultant to the Commission's Division of Enforcement from March 2000 to March 2002 on matters involving accounting and auditing. Mr. Schuetze began his accounting career in 1957 with the public accounting firm of Eaton & Huddle in San Antonio, Texas, which merged with Peat, Marwick, Mitchell & Co. (now KPMG LLP) in 1958. He was a partner with KPMG from 1965 to 1973, and again from 1976 to 1992. He served on the Financial Accounting Standards Board from 1973 to

1976. Mr. Schuetze is a member of the Board of Directors of Computer Associates International, Inc. and currently is chairman of that company's audit committee.

Composition of the Board of Directors

Our board of directors currently consists of ten members. Our directors are elected annually to serve during the ensuing year or until their respective successors are duly elected and qualified. See "Item 13. Certain Relationships and Related Transactions" for a description of certain agreements we have regarding the nomination of certain members of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, "Reporting Persons") to file with the SEC and the American Stock Exchange initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of TransMontaigne. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Reporting Persons are also required by SEC regulations to furnish TransMontaigne with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with, except with respect to a late Form 4 for one transaction by Mr. Dickey.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information regarding compensation earned during each of our last three fiscal years by all individuals serving as TransMontaigne's Chief Executive Officer and each of our four other most highly compensated executive officers based on salary and bonus earned in the fiscal year ended June 30, 2003. These individuals are also referred to as our "named executive officers."

Summary Compensation Table

Long Term Compensation Awards
Annual Compensation
							Securities Underlying Options(#)	Restricted Stock Awards($)
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compensation						All Other Compensation(2)

Donald H. Anderson Vice Chairman of the Board, Chief Executive Officer and President	2003 2002 2001	$315,000 312,961 301,538	$100,000 100,000 —	$	— — —		— — 50,000	$174,400 49,500 142,500	(3) (4) (5)	$5,500 5,325 4,500
William S. Dickey Executive Vice President and Chief Operating Officer	2003 2002 2001	240,000 235,962 225,000	150,000 100,000 —		— — —		— — 50,000	218,000 123,750 47,500	(6) (7) (8)	5,500 5,325 3,375
Randall J. Larson(9) Executive Vice President, Chief Financial Officer, Controller and Chief Accounting Officer	2003 2002 2001	250,000 36,538 —	30,000 — —		12,352 10,000 —	(10) (10)	— 75,000 —	109,000 378,750 —	(11) (12)	2,538 — —
Erik B. Carlson Senior Vice President, General Counsel and Secretary	2003 2002 2001	215,000 210,962 200,000	75,000 65,000 —		— — —		— — 30,000	130,800 49,500 133,475	(13) (4) (14)	5,500 5,325 4,519
Frederick W. Boutin Senior Vice President and Treasurer	2003 2002 2001	215,000 210,962 200,000	30,000 30,000 —		— — —		— — 30,000	65,400 37,125 123,500	(15) (16) (17)	5,500 5,325 5,250
Harold R. Logan, Jr.(18) Former Executive Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	113,289 210,962 200,000	100,000 50,000 —		75,000 — —	(18)	— — 30,000	— 37,125 95,000	(16) (19)	2,449 5,325 5,250

(1)
Amounts shown set forth all cash compensation earned by each of the named executive officers in the years shown, including salaries deferred under the TransMontaigne Inc. Savings and Profit Sharing Plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code.

(2)
Amounts shown set forth TransMontaigne's matching contributions to the 401(k) Plan.

(3)
Represents 40,000 shares of restricted stock granted on October 25, 2002 when the market price was $4.36 on the date of the grant. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(4)
Represents 10,000 shares of restricted stock granted on October 1, 2001 when the market price was $4.95. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(5)
Represents 30,000 shares of restricted stock on granted October 15, 2000 when the market price was $4.75. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(6)
Represents 50,000 shares of restricted stock granted on October 25, 2002 when the market price was $4.36 on the date of the grant. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(7)
Represents 25,000 shares of restricted stock granted on October 1, 2001 when the market price was $4.95. The restricted stock awards vest 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since each grant date.

(8)
Represents 10,000 shares of restricted stock granted on October 15, 2000 when the market price was $4.75. The restricted stock awards vest 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since each grant date.

(9)
Mr. Larson became an employee of TransMontaigne May 1, 2002 as Executive Vice President and Chief Accounting Officer and became Chief Financial Officer on January 1, 2003.

(10)
The other 2003 annual compensation for Mr. Larson consists of reimbursement for certain relocation expenses. The other 2002 annual compensation for Mr. Larson consists of a $10,000 relocation bonus.

(11)
Represents 25,000 shares of restricted stock granted on October 25, 2002 when the market price was $4.36. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(12)
Represents 75,000 shares of restricted stock granted on May 1, 2002 when the market price was $5.05. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(13)
Represents 30,000 shares of restricted stock granted on October 25, 2002 when the market price was $4.36. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(14)
Represents 28,100 shares of restricted stock granted on October 15, 2000 when the market price was $4.75. The restricted stock awards vest 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(15)
Represents 15,000 shares of restricted stock granted on October 25, 2002 when the market price was $4.36 on the date of the grant. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(16)
Represents 7,500 shares of restricted stock granted on October 1, 2001 when the market price was $4.95 on the date of the grant. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(17)
Represents 26,000 shares of restricted stock granted on October 15, 2000 when the market price was $4.75 on the date of the grant. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(18)
Mr. Logan resigned from TransMontaigne effective December 31, 2002 and entered into a consulting agreement with TransMontaigne effective as of January 1, 2003. In addition to providing consulting services to TransMontaigne, Mr. Logan continues as a member of the Board of Directors and as Chairman of the Finance Committee. Mr. Logan's Other Annual Compensation includes $50,000 earned from January 1, 2003 to June 30, 2003 for consulting services provided to TransMontaigne, $15,000 earned from January 1, 2003 to June 30, 2003 as a non-employee Director and $10,000 earned from January 1, 2003 to June 30, 2003 as Chairman of the Finance Committee.

(19)
Represents 20,000 shares of restricted stock granted on October 15, 2000 when the market price was $4.75. The restricted stock awards vest 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

Option Grants In Last Fiscal Year

There were no stock options granted to the named executive officers during the fiscal year ended June 30, 2003.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

The following table provides information with respect to the options that were exercised during fiscal year ended June 30, 2003 and the value as of June 30, 2003 of unexercised options held by the named executive officers. The value of unexercised options at the fiscal year end is calculated using the difference between the option exercise price and the fair market value of the TransMontaigne's common stock at June 30, 2003, $6.48.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)
					Value of Unexercised Options At Fiscal Year-End ($)
	Shares Acquired on Exercise (#)	Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Donald H. Anderson	—	—	63,000	67,000	$105,990	$138,910
William S. Dickey	—	—	45,000	55,000	40,950	95,550
Randall J. Larson	—	—	7,500	67,500	10,725	96,525
Erik B. Carlson	—	—	9,000	21,000	24,570	57,330
Frederick W. Boutin	—	—	9,000	21,000	24,570	57,330
Harold R. Logan, Jr.(1)	—	—	9,000	21,000	24,570	57,330

(1)
Mr. Logan resigned from TransMontaigne effective December 31, 2002 and entered into a consulting agreement with TransMontaigne effective as of January 1, 2003. In addition to providing consulting services to TransMontaigne, Mr. Logan continues as a member of the Board of Directors and as Chairman of the Finance Committee. Under the 1997 Incentive Plan, Mr. Logan continues to vest in his options as long as he provides services to TransMontaigne as a consultant, or as a member of the Board of Directors.

Employment Contracts And Termination Of Employment And Change In Control Agreements

With the authorization and approval of the board of directors, we have has entered into change in control agreements with certain executive officers and key employees of TransMontaigne and its subsidiaries, including the named executive officers listed above in the Summary Compensation Table. The agreements are for an initial term of three years, from April 12, 2001 to April 11, 2004 with respect to all named executive officers with the exception of Mr. Larson, whose change in control agreement has an initial term of three years, from May 1, 2002 to April 30, 2005, after which the agreements automatically renew on the anniversary date for consecutive one year periods, unless terminated by either party upon ninety days prior notice; provided, however, that notwithstanding any such notice, the agreement will continue in effect for twenty-four months in the event an actual or threatened change in control (as defined in the agreement) occurs during the initial term or any extension thereof. The agreements provide that if the named executive officer is terminated other than for cause during the term of the agreement, or within two years after a change in control of TransMontaigne, or if the named executive officer terminates his employment for good reason within such time period, the named executive officer is entitled to receive a lump-sum severance payment equal to a multiple of two times the sum of such named executive officer's annual salary and target bonus, as then in effect, together with certain other payments and benefits, including continuation of employee welfare benefits. In addition, should the named executive officer be subject to the excise tax on excess parachute payments as a result of such payment and payments under other plans due to a change in control, an additional payment will be made to restore the after-tax severance payment due the named executive officer to the same amount which the named executive officer would have retained had the excise tax not been imposed.

Compensation Of Directors

Our directors who are also our employees receive no additional compensation for services on the board of directors or committees of the board. Directors who are not employees were paid an annual fee of $30,000 through June 30, 2003, payable quarterly. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or any committee or otherwise by reason of their being a director. An additional sum of $30,000 per year was paid to the non-employee director serving as Chairman of the Audit Committee and additional sums of $20,000 per year and $10,000 per year were paid to the non-employee directors serving as Chairman of the Finance Committee and the Compensation Committee, respectively. This compensation of directors and committee chairmen is currently in effect for our fiscal year ending June 30, 2004. In addition, discretionary grants of restricted stock, stock options or other stock-based awards may be made to non-employee directors pursuant to the TransMontaigne Inc. Equity Incentive Plan, as amended, or the 1997 Incentive Plan. On May 12, 2003, 20,000 shares of restricted stock were granted to Walter P. Schuetze in his capacity as a member of the board of directors when the market price was $4.50. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous service on the board since the grant date.

Report of the Compensation Committee

The Compensation Committee is responsible for the Company's executive compensation program, the purpose of which is to enable the Company to attract, retain and motivate the executive personnel deemed necessary to maximize return to stockholders. The fundamental concept of the program is to align the amount of an executive's total compensation with his contribution to the success of the Company in creating stockholder value. The Compensation Committee's duties include the annual review and approval of the compensation of the Chief Executive Officer, review and determination of individual elements of compensation for the Company's other executive officers, administration of long-term incentive plans for management, including the selection of the individuals to be granted awards from among those eligible to participate. At present, the executive compensation program is comprised of salary, long-term incentive opportunities in the form of restricted stock awards, cash bonuses based upon the financial performance of the Company and employee welfare benefits typically offered.

Base Salaries.    The factors considered in determining base compensation levels for the Chief Executive Officer and the Company's other executive officers included the goals outlined above and were evaluated by the Compensation Committee to be consistent with competitive practices (including companies with comparable market valuations, lines of business and/or revenues) and level of responsibility. Based upon the Company's overall financial performance during the previous fiscal year, as well as the market performance of the Company's Common Stock, the Compensation Committee, in discussions with Mr. Anderson, President and Chief Executive Officer of the Company, determined that Mr. Anderson's annual base salary should remain at $315,000.

Cash Bonuses.    Given the continued improvement in financial performance of the Company during the previous fiscal year, cash bonuses were awarded to the Company's executive officers, including Mr. Anderson.

Long-Term Incentives.    The Compensation Committee believes that long-term compensation should comprise a substantial portion of each executive officer's total compensation. Long-term compensation provides incentives that encourage the executive officers to own and hold the Company's stock and tie their long-term economic interests directly to those of the Company's stockholders and rewards executives for improved performance by the Company. To date, the only long-term compensation available for use by the Compensation Committee has been the grant of awards of stock options and shares of restricted stock.

The Compensation Committee also approved certain grants of restricted stock to certain executive officers and key employees of the Company and its subsidiaries in order to align the equity incentive awards of such executive officers and key employees with other members of their peer group within the Company and its subsidiaries. The grant of restricted stock to certain executive officers and key employees of the Company and its subsidiaries was effective as of October 25, 2002, with a vesting schedule over a period of four years from the grant date.

During the fiscal year ended June 30, 2003, the Compensation Committee awarded 840,500 shares of restricted stock. Of that amount, 190,000 shares were issued to Named Executive Officers and to a Director of the Company.

Other.    In addition, the executive officers participate in the Company's 401(k) Plan, which consists of elective employee salary reduction contributions and a Company match equal to 50% of employee contributions on the first 6% of employee compensation contributed.

The Compensation Committee has reviewed the limitation on the deductibility of compensation for federal income tax purposes pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation's chief executive officer and the four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if specified requirements are met. The Compensation Committee currently intends to structure performance-based compensation, including restricted stock and stock option grants, if any, and annual bonuses, to executive officers who may be subject to Section 162(m) of the Code in a manner that satisfies those requirements. For the year ended June 30, 2003, none of our executive officers' compensation subject to the deductibility limits exceeded $1,000,000.

The Compensation Committee does not anticipate awarding levels of compensation that result in such a disallowance under Section 162(m) of the Code. The Compensation Committee may authorize compensation in the future that results in amounts above the limit if it determines that such compensation is in the best interests of the Company. In addition, the limitation may affect the future grant of restricted stock, stock options or other stock awards. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, no assurance can be given, notwithstanding our efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) of the Code does in fact do so.

Compensation Committee Edwin H. Morgens, Chairman Bryan H. Lawrence Ben A. Guill

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2003, there were no Compensation Committee interlocks between TransMontaigne and any other entity.

Performance Graph

The graph set forth below provides an indicator of cumulative total stockholder returns on an investment of $100 in shares of TransMontaigne's common stock as compared to an investment of $100 in the S&P 500 Stock Index and a "peer group" index over the period beginning April 30, 1998 and ending June 30, 2003.

	4/30/98	6/30/98	6/30/99	6/30/00	6/30/01	6/30/02	6/30/03

TransMontaigne	$100.00	$101.71	$85.90	$41.88	$39.66	$41.37	$44.31
S & P 500	$100.00	$102.27	$125.55	$134.65	$114.68	$94.05	$94.29
Peer Group(1)	$100.00	$104.64	$126.45	$126.03	$114.05	$46.45	$52.63

(1)
The peer group consists of the following issuers, each of which has been weighted according the respective issuer's stock market capitalization at the beginning of each period for which a return is indicated according to SEC requirements: Buckeye Partners, L.P., TEPPCO Partners, L.P., Kaneb Pipe Line Partners, L.P., The Williams Companies, Inc., Western Gas Resources, Inc. and GATX Corporation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 9, 2003 by:

–>
each director and nominee for director;

–>
each named executive officer as of October 9, 2003;

–>
each person known by TransMontaigne to own more than 5% of the outstanding shares of our common stock; and

–>
all directors and those serving as executive officers as of October 9, 2003 as a group.

The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

We have calculated the percentage of beneficial ownership based on 40,660,120 shares of common stock outstanding as of October 9, 2003. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Shares of common stock underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of October 9, 2003 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

	Common Stock
Beneficial Owner	Number of Shares	Percent of Class(1)	Percent of Voting Power(2)

Cortlandt S. Dietler(3)	2,215,954	5.4%	4.3%
Donald H. Anderson(4)	253,951	*	*
Harold R. Logan, Jr.(5)	376,243	*	*
William S. Dickey(6)	230,836	*	*
Randall J. Larson(7)	112,924	*	*
Erik B. Carlson(8)	159,703	*	*
Frederick W. Boutin(9)	288,637	*	*
Peter B. Griffin(10)	4,351,080	10.7%	8.4%
John A. Hill(11)	5,249,366	12.9%	10.2%
Bryan H. Lawrence(12)	3,281,928	7.8%	6.3%
Edwin H. Morgens(13)	253,030	*	*
David J. Butters(14)	4,865,116	10.7%	9.4%
Wayne W. Murdy	—	—%	—%
Walter P. Schuetze(15)	20,000	*	*
First Reserve Corporation(16)	5,249,366	12.9%	10.2%
Lehman Brothers Holdings Inc.(17)	4,865,116	10.7%	9.4%
Louis Dreyfus Corporation(18)	4,351,080	10.7%	8.4%
Merrill Lynch Investment Managers, L.P.(19)	2,367,431	5.8%	4.6%
Yorktown Energy Partners III, L.P.(20)	3,204,682	7.6%	6.2%
J.P. Morgan Chase & Co.(21)	3,108,880	7.4%	6.0%
All Directors and Executive Officers as a Group (14 Persons)(22)	21,658,768	45.7%	41.6%

*
Less than 1% of the shares of common stock deemed outstanding, assuming conversion of all of our preferred stock outstanding as of October 9, 2003 into common stock.

(1)
Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights, or conversion privileges exercisable within sixty days of the date of this table (October 9, 2003) are deemed outstanding for the purpose of calculating the number and percentage owned by such person. The shares of common stock issuable upon conversion of the outstanding shares of Series B Preferred are also deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those shares, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. As of October 9, 2003, We had 40,660,120 shares of common stock outstanding.

(2)
The percentage of voting power column represents the combined voting power of our shares of common stock and Series B Preferred stock outstanding on October 9, 2003. The holders of our Series B Preferred vote together as a single class with the holders of our common stock, on an as-converted basis, on all matters submitted to a vote other than the election of directors. As of October 9, 2003, there were 72,890 shares of Series B Preferred outstanding convertible into 11,043,928 shares of common stock.

(3)
Includes 2,000 shares held by Mr. Dietler's spouse, as to which Mr. Dietler disclaims beneficial ownership; 149,696 shares issuable upon the conversion of Series B Preferred; and 27,500 shares of restricted stock subject to vesting. Mr. Dietler's address is P.O. Box 5660, Denver, CO 80217.

(4)
Includes 63,000 shares issuable upon the exercise of outstanding options and 76,000 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment. Mr. Anderson's address is 1670 Broadway, Suite 3100, Denver, CO 80202.

(5)
Includes 9,000 shares issuable upon the exercise of outstanding options and 27,250 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment Mr. Logan's address is 1670 Broadway, Suite 3100, Denver, CO 80202.

(6)
Includes 60,000 shares owned by DQ Investment Group, a family general partnership, of which Mr. Dickey is a general partner. Mr. Dickey disclaims beneficial ownership of these shares. Also includes 45,000 shares issuable upon exercise of outstanding options and 94,500 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment. Mr. Dickey's address is 1670 Broadway, Suite 3100, Denver, CO 80202.

(7)
Includes 7,500 shares issuable upon exercise of outstanding options and 92,500 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment. Mr. Larson's address is 1670 Broadway, Suite 3100, Denver, CO 80202.

(8)
Includes 550 shares held in an IRA for the benefit of Mr. Carlson's spouse, and 1,840 shares and 1,725 shares held in trust for Mr. Carlson's son and daughter, respectively, as to all of which Mr. Carlson disclaims beneficial ownership. Also includes 9,000 shares issuable upon the exercise of outstanding options and 62,670 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment. Mr. Carlson's address is 1670 Broadway, Suite 3100, Denver, CO 80202.

(9)
Includes 9,000 shares issuable upon the exercise of outstanding options and 44,450 shares of restricted stock subject to vesting.

(10)
Consists of 4,351,080 shares owned by Louis Dreyfus Corporation. Mr. Griffin may be deemed to have beneficial ownership of the shares of our common stock held by Louis Dreyfus Corporation because Mr. Griffin is President of Louis Dreyfus Corporation. Mr. Griffin expressly disclaims beneficial ownership of the shares owned by Louis Dreyfus Corporation. Mr. Griffin's address is Twenty Westport Road, P.O. Box 810, Wilton, CT 06897.

(11)
Includes 5,249,366 of the shares reported as beneficially owned by First Reserve Corporation. Also includes 8,190 shares directly owned by Mr. Hill that are included in the 5,249,366 shares beneficially owned by First Reserve Corporation. Mr. Hill may be deemed to beneficially own the shares reported as beneficially owned by First Reserve Corporation because of his ownership of common stock and his position as Vice Chairman and Managing Director of First Reserve Corporation. Mr. Hill expressly disclaims beneficial ownership of the shares reported as beneficially owned by First Reserve Corporation. Mr. Hill's address is 411 West Putnam Avenue, Suite 109, Greenwich, CT 06830.

(12)
Includes 3,204,682 shares reported as beneficially owned by Yorktown Partners LLC, of which 1,542,423 are issuable upon conversion of the Series B Preferred beneficially owned by Yorktown Partners LLC. Mr. Lawrence is a founder and an affiliate of Yorktown Partners LLC and disclaims beneficial ownership of these shares. Mr. Lawrence's address is 410 Park Avenue, New York, NY 10022.

(13)
Includes 199,806 shares held by the Edwin Morgens and Linda Morgens 1993 Trust and 7,080 shares held by the Lauren W. Morgens 1999 Trust. Mr. Morgens disclaims beneficial ownership of these shares. Mr. Morgens' address is 600 Fifth Avenue, 27th Floor, New York, NY 10022.

(14)
David J. Butters does not directly own any common stock. The number of shares shown as beneficially owned by Mr. Butters includes 2,238 shares of common stock owned by Lehman Brothers Inc. and the 4,862,878 shares of common stock issuable upon the conversion of the Series B Preferred owned by LB I Group Inc., a wholly-owned subsidiary of Lehman Brothers, Inc. because of his position as a Managing Director of Lehman Brothers, Inc. Mr. Butters expressly disclaims beneficial ownership of these shares.

(15)
Includes 20,000 shares of restricted stock subject to vesting.

(16)
Includes 2,024,027 shares held directly by First Reserve Fund VII, Limited Partnership ("Fund VII"), and 3,233,529 shares held directly by First Reserve Fund VIII, LP. ("Fund VIII"). First Reserve Corporation is the general partner of First Reserve GP VII, L.P., which is the general partner of Fund VII, and First Reserve GP VIII, L.P., which is the general partner of Fund VIII, and as such reports shared voting and dispositive power over the shares. Fund VII and its general partner report shared voting and dispositive power over the shares held directly by Fund VII, and Fund VIII and its general partner report shared voting and dispositive power over the shares held directly by Fund VIII. Each fund and its general partner disclaim beneficial ownership of the shares beneficially owned by the other fund and its general partner. Also includes 8,190 shares held by John A. Hill, a stockholder and the Vice Chairman and Managing Director of First Reserve Corporation. The First Reserve entities disclaim beneficial ownership of the shares held by Mr. Hill. The address of the First Reserve entities is One Lafayette Place, Greenwich, CT 06830. First Reserve has informed us that no individual natural person holds voting and investment power of such shares.

(17)
The number of shares shown as beneficially owned by Lehman Brothers Holdings Inc. and Lehman Brothers Inc. consist of 2,238 shares of common stock owned by Lehman Brothers Inc. and the 4,862,878 shares of common stock issuable upon the conversion of the Series B Preferred owned by LB I Group Inc., a wholly-owned subsidiary of Lehman Brothers Holdings, Inc. Lehman Brothers Inc. is a registered broker-dealer and is wholly-owned, and the principal subsidiary of Lehman Brothers Holdings Inc. Lehman Brothers Inc. has informed us that no individual natural person holds voting and investment power over such shares.

(18)
Louis Dreyfus Corporation reports shared voting and dispositive power over the shares held directly by it with its parent, Louis Dreyfus Holding Company Inc., which reports shared voting and dispositive power over the shares with its parent, S.A. Louis Dreyfus et Cie. The address of S.A. Louis Dreyfus et Cie is 87 Avenue de la Grande Armee, 75782 Paris, France. The address of Louis Dreyfus Corporation and Louis Dreyfus Holding Company Inc. is Twenty Westport Road, P.O. Box 810, Wilton, CT 06897. Louis Dreyfus Corporation has informed us that the natural person who holds voting and investment power of such shares is the President of Louis Dreyfus Corporation, currently Peter B. Griffin (subject to approval by the board of directors of Louis Dreyfus Corporation in the event of any material transactions).

(19)
We have granted to Merrill Lynch Investment Managers, L.P. the right to maintain up to a 15% ownership of our common stock if we issue stock in the future. Merrill Lynch & Co., Inc., is a parent holding company. Merrill Lynch Investment Managers, L.P. is an operating division of Merrill Lynch & Co., Inc., a public company, which reports shared voting and dispositive power over the shares. ML Fundamental Growth Fund, Inc. also reports shared voting and dispositive power over 2,786,100 of the shares. The address of Merrill Lynch & Co., Inc. (on behalf of Merrill Lynch Investment Managers, L.P.) is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10381. The address of ML Fundamental Growth Fund, Inc. is 800 Scudders Mill Road, Plainsboro, NJ 08536. The natural person who holds voting and investment power of such shares is not known to us.

(20)
Yorktown Partners LLC, as investment manager to Yorktown Energy Partners III, L.P. as an agent through an irrevocable power of attorney, is deemed to beneficially own an aggregate of 3,204,682 shares of common stock, 1,542,423 of which are shares issuable upon conversion of the Series B Preferred. The address for Yorktown Partners LLC and Yorktown Energy Partners III, L.P. is 410 Park Avenue, New York, NY 10022. The natural person who holds voting and investment power over such shares is, to our knowledge, Peter A. Leidel.

(21)
Includes 2,679,424 shares held directly by the Fleming US Discovery Fund III, L.P., of which 1,289,545 shares are issuable upon conversion of outstanding shares of our Series B Preferred, and 429,456 shares held directly by Fleming US Discovery Offshore Fund III, L.P., of which 206,666 shares are issuable upon conversion of outstanding shares of our Series B Preferred (collectively, the "Fleming Funds"). J.P. Morgan Chase & Co., investment advisor to the Fleming Funds, may be deemed to have beneficial ownership of the shares of our common stock held by the Fleming Funds. The address of J.P. Morgan Chase & Co. and the Fleming Funds is c/o J.P. Morgan Chase & Co., 1211 Avenue of the Americas, 38th Floor, New York, NY 10036. The natural persons who hold voting and investment power over such shares are, to our knowledge, Robert L. Burr and Arthur A. Levy.

(22)
Of such 21,658,768 shares, (a) 142,500 represent shares issuable upon the exercise of outstanding options, (b) 444,870 represent shares of restricted stock subject to vesting, (c) 6,554,997 represent shares of our common stock that are issuable upon conversion of Series B Preferred, (d) 5,249,366 shares indicated as being owned by the First Reserve Funds, includes the 8,190 shares directly owned by Mr. Hill and deemed beneficially owned by Mr. Hill; these 8,190 shares owned by Mr. Hill are included only once in the aggregate number of shares held by all directors and executive officers as a group, (e) 4,865,116 shares indicated as being owned by Lehman Brothers Holdings Inc., Lehman Brothers Inc. and LBI Group Inc., and deemed beneficially owned by Mr. Butters, are included only once in the aggregate number of shares held by all directors and executive officers as a group, (f) 4,351,080 shares indicated as being owned by Louis Dreyfus Corporation, and deemed beneficially owned by Mr. Griffin, are included only once in the aggregate number of shares held by all directors and executive officers as a group, (g) 3,204,682 shares indicated as being deemed beneficially owned by Yorktown Partners LLC and deemed beneficially owned by Mr. Lawrence, are included only once in the aggregate number of shares held by all directors and executive officers as a group, and (h) directors and executive officers disclaim beneficial ownership with respect to 17,935,055 shares.

Equity Compensation Plan Information

The following table sets forth certain information regarding our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of June 30, 2003.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise prince of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	1,004,500	$4.51	1,998,619
Equity compensation plans not approved by security holders	—	—	—

Total	1,004,500	$4.51	1,998,619

(1)
This table includes the stock options outstanding under the 1997 Incentive Plan, our only equity compensation plan as of June 30, 2003. There were no warrants and rights outstanding at June 30, 2003 under our equity compensation plan.

(2)
The stockholders approved the 1997 Incentive Plan in 1997, and approved amendments to the 1997 Incentive Plan in 1999 and in 2002. The 1999 amendment to the 1997 Incentive Plan increased the number of authorized shares from 1,800,000 to 3,500,000 and added an "evergreen" provision to automatically increase the number of shares available for issuance under the 1997 Incentive Plan beginning on June 30, 2000, and on each June 30 thereafter during the term of the 1997 Incentive Plan, a number of shares of the company's common stock equal to one percent (1%) of the total number of issued and outstanding shares of the company's common stock on the last day of the immediately preceding fiscal year. The 2002 amendment to the 1997 Incentive Plan provides for the grant of equity-based awards to non-employee directors of the Company from time to time. The 1997 Incentive Plan terminates on August 27, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not believe that any of the transactions described below were made on terms less favorable to us than those that would have been available from unaffiliated parties and do not anticipate entering into transactions with affiliated parties in the future on terms less favorable than those that would be available from unaffiliated parties.

On October 9, 2003 LB I Group Inc, an affiliate of Lehman Brothers Inc., a wholly-owned subsidiary of Lehman Brothers Holdings Inc., purchased from certain affiliates of First Reserve Corporation 32,095 shares of our Series B Preferred Stock. In connection with this transaction, we and LB I Group Inc. entered into a letter agreement pursuant to which we agreed, upon consummation of the transaction and the fulfillment of certain other conditions, including the resignation of Mr. Ben A. Guill from our board of directors, to take all necessary actions in order to cause one designee of LB I Group Inc. to be elected to our board of directors. LB I Group Inc. is entitled to have one designee on the slate of directors recommended by TransMontaigne at each meeting of our stockholders at which the election of directors is on the agenda, until such time as LB I Group Inc. no longer beneficially owns at least 5% of our outstanding common stock on an as-converted basis. In connection with the consummation of this transaction on October 9, 2003, Mr. Guill resigned from our board of directors, and our board of directors, by unanimous written consent, elected David J. Butters, the LB I Group Inc. designee, to fill such vacancy effective October 9, 2003 and further, nominated Mr. Butters to stand for re-election at our 2003 annual meeting of stockholders. LB I Group Inc. also became party to a registration rights agreement whereby it has the right to require TransMontaigne to register the shares of common stock received upon conversion of its shares of Series B Preferred Stock under the Securities Act of 1933.

Effective December 31, 2002, Mr. Harold R. Logan, Jr. resigned as Executive Vice President and Chief Financial Officer of TransMontaigne. Effective January 1, 2003, Mr. Logan entered into a consulting agreement with us pursuant to which Mr. Logan agreed to perform certain financial and banking consulting services for us for a period of two years, after which the agreement is automatically renewed for additional terms of one (1) year each, unless earlier terminated by either party upon written notice to the other party at least ninety (90) days prior to the end of the initial term of the agreement or any renewal term. The consulting agreement provides annual compensation to Mr. Logan of $100,000 for the first year of services and $75,000 for the second year of services. Thereafter, compensation shall be as mutually agreed between Mr. Logan and TransMontaigne. Mr. Logan has agreed to continue as a member of our board of directors and to serve as Chairman of the Finance Committee of the board.

We have an agreement with Lion Oil Company, in which we own an 18.04% ownership interest pursuant to which we have the right to designate two directors to the board of Lion Oil Company. Mr. Logan, a director of TransMontaigne, is one of our designees and serves as a director of Lion Oil Company. We purchased $15,490,854 of refined petroleum products from and sold $2,447,231 of refined petroleum products to Lion Oil Company in the year ended June 30, 2003, all of which product purchases and sales were made at market prices negotiated between TransMontaigne and Lion Oil Company or through independent brokers. We believe the prices paid by and to Lion Oil Company were comparable to prices that would have been paid by and to independent third parties.

During the year ended June 30, 2003, we paid $252,453 to Arapahoe Development, Inc., which is owned by Cortlandt S. Dietler, Chairman of our board of directors, for flights aboard an aircraft owned by Arapahoe Development. We believe that the prices paid for those flights were competitive with rates charged by other aircraft leasing companies for similar services.

Pursuant to certain agreements, partnerships managed by First Reserve, Yorktown Energy Partners, L.P. and other venture capital funds managed by, and shares owned by, officers of Dillon, Read & Co. Inc., and Waterwagon & Co., nominee for Merrill Lynch Growth Fund for Investment and Retirement, have the right to require us to register the shares of common stock received upon conversion of their shares of Series B Preferred Stock under the Securities Act of 1933.

We have agreed to take all action necessary to cause one director designated by affiliates of First Reserve Corporation from time to time to be elected to our board of directors so long as their ownership of our Common Stock outstanding is at least 10%. The affiliates of First Reserve have designated John A. Hill as their nominee for director. Previous to the October 9, 2003 transaction between First Reserve and LB I Group Inc. described above, the affiliates of First Reserve had the right to designate two directors.

In addition, pursuant to an antidilution agreement, if we issue Common Stock or certain securities convertible into common stock, Waterwagon & Co., nominee for Merrill Lynch Growth Fund for Investment and Retirement, has the right to purchase additional shares of common stock in order to maintain its percentage ownership of our outstanding common stock. The purchase price of such shares will be based on the market price of the common stock at the time of the offering giving rise to the right of Waterwagon & Co. to purchase additional common stock. Under the antidilution agreement, we may be required to register such shares pursuant to a registration statement under the Securities Act of 1933.

During the year ended June 30, 2003, we purchased $31,592,134 of refined petroleum products from and sold $26,157,180 of refined petroleum products to Louis Dreyfus Energy Services, an affiliate of Louis Dreyfus Corporation, all of which purchases and sales were made at market prices negotiated between TransMontaigne and Louis Dreyfus Energy Services, or through independent brokers. We believe the prices paid by and to Louis Dreyfus Energy Services were comparable to prices that would have been paid by and to independent third parties.

In September 1998, we purchased, among other things, certain terminaling properties from Louis Dreyfus Corporation pursuant to a stock purchase agreement. Louis Dreyfus Corporation has paid to us approximately $1,350,000 since the closing of the transaction as indemnification under the stock purchase agreement for certain environmental expenses, including approximately $437,000 since July 1, 2002.

Also pursuant to the stock purchase agreement, we agreed to take all action necessary to cause one director designated by Louis Dreyfus Corporation from time to time to be elected to our board of directors as long as its ownership in TransMontaigne is at least 10% of our outstanding common stock. Louis Dreyfus Corporation has designated Peter B. Griffin as its nominee for director. Pursuant to a registration rights agreement entered into between us and Louis Dreyfus Corporation concurrently with the stock purchase agreement, Louis Dreyfus Corporation and each entity at least eighty percent owned directly or indirectly by S.A. Louis Dreyfus et Cie., has the right to require us to register their shares of common stock under the Securities Act of 1933.

On June 30, 2003, we redeemed all of the outstanding shares of Series A Preferred Stock and warrants to purchase common stock in exchange for an aggregate cash payment of approximately $24.4 million. In connection with the redemption of the Series A Preferred Stock, we repurchased approximately 13,567 shares of Series A Preferred Stock and warrants to purchase 500,025 shares of common stock from Vencap Holdings (1987) Pte. Ltd. for cash consideration of approximately $13.6 million and repurchased approximately 10,853 shares of Series A Preferred Stock and warrants to purchase 400,020 shares of common stock from Vestar Capital Partners III, L.P. for cash consideration of approximately $10.8 million. Prior to this redemption, each of Vencap and Vestar owned greater than 5% of our common stock (on an as-converted basis) but fell below such threshold as a result of this transaction.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report.

(1)
Consolidated Financial Statements (FILED PREVIOUSLY.)

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

(2)
Financial Statement Schedules

    Valuation and qualifying accounts. (FILED PREVIOUSLY.)

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
10.1	The TransMontaigne Oil Company Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 of TransMontaigne Oil Company's Form 10-K for the year ended April 30, 1996).
10.2
TransMontaigne Oil Company Equity Incentive Plan (incorporated by reference to Exhibit 10.2 TransMontaigne Oil Company's Definitive Proxy Statement filed in connection with the August 28, 1997 Annual Meeting of Shareholders).
10.3
Stock Purchase Agreement effective April 17, 1996 between TransMontaigne Oil Company and the investors named therein (incorporated by reference to Exhibit 10.6 TransMontaigne Oil Company's Form 10-K for the year ended April 30, 1996).
10.4
Anti-dilution Rights Agreement dated as of April 17, 1996 between TransMontaigne Oil Company and Waterwagon & Co., nominee for Merrill Lynch Growth Fund (incorporated by reference to Exhibit 10.7 of TransMontaigne Oil Company's Form 10-K for the year ended April 30, 1996).
10.5
Agreement to Elect Directors dated as of April 17, 1996 between TransMontaigne Oil Company and the First Reserve Investors named therein (incorporated by reference to Exhibit 10.8 of TransMontaigne Oil Company's Form 10-K for the year ended April 30, 1996).
10.6
Amendment to Agreement to Elect Directors dated as of April 17, 1996 dated June 26, 2002 between TransMontaigne Inc. and the First Reserve Investors named therein (incorporated by reference to Exhibit 10.6 of TransMontaigne Inc.'s Form 10-K for the year ended June 30, 2002).

10.7
Amended and Restated Institutional Investor Registration Rights Agreement dated June 27, 2002 by and among TransMontaigne Inc. and the entities listed on the signature pages thereof (incorporated by reference to Exhibit 99.6 of TransMontaigne Inc.'s Current Report on Form 8-K filed on July 15, 2002).
10.8
Amended and Restated Louis Dreyfus Corporation Registration Rights Agreement dated June 27, 2002 between TransMontaigne Inc. and Louis Dreyfus Corporation (incorporated by reference to Exhibit 99.7 of TransMontaigne Inc.'s Current Report on Form 8-K filed on July 15, 2002).
10.9
Amended and Restated Preferred Stock Investor Registration Rights Agreement dated June 27, 2002 between TransMontaigne Inc. and the entities listed on the signature pages thereof (incorporated by reference to Exhibit 99.5 of TransMontaigne Inc.'s Current Report on Form 8-K filed on July 15, 2002).
10.10	Form of Preferred Stock and Warrant Purchase Agreement (without exhibits) (incorporated by reference to Exhibit 99.2 of TransMontaigne Inc.'s Current Report on Form 8-K filed on April 1, 1999).
10.11
Form of Preferred Stock Recapitalization Agreement dated as of June 27, 2002 (without exhibits) (incorporated by reference to Exhibit 99.3 of TransMontaigne Inc.'s Current Report on Form 8-K filed on July 15, 2002).
10.12
Stockholders' Agreement dated as of June 28, 2002 among TransMontaigne Inc., Key Senior Executives, and the Investors listed on the signature pages thereof (incorporated by reference to Exhibit 99.8 of TransMontaigne Inc.'s Current Report on Form 8-K filed on July 15, 2002).
10.13
Fifth Amended and Restated Credit Agreement between TransMontaigne Inc. and Fleet National Bank as Administrative Agent and Collateral Agent, dated as of June 27, 2002 (incorporated by reference to Exhibit 99.2 of TransMontaigne Inc.'s Current Report on Form 8-K filed on July 15, 2002).
10.14
Stock Purchase Agreement dated as of September 13, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. (incorporated by reference to Exhibit 2.1 of TransMontaigne Inc.'s Current Report on Form 8-K filed on November 13, 1998).
10.15
Amendment No. 1 to Stock Purchase Agreement dated as of October 30, 1998, between Louis Dreyfus Corporation and TransMontaigne Inc. (incorporated by reference to Exhibit 2.2 of TransMontaigne Inc.'s Current Report on Form 8-K filed on November 13, 1998).
10.16
Letter Agreement dated as of June 27, 2002 between First Reserve Fund VI, Limited Partnership and TransMontaigne Inc. (incorporated by reference to Exhibit 99.9 of TransMontaigne Inc.'s Current Report on Form 8-K filed on July 15, 2002).
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
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges. FILED PREVIOUSLY.
21.1	List of Subsidiaries. FILED PREVIOUSLY.
23.1	Audit Report on Schedule and Consent of KPMG LLP, Independent Auditors. FILED PREVIOUSLY.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED PREVIOUSLY.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED PREVIOUSLY.
99.1	Financial Statement Schedule. FILED PREVIOUSLY.
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

TRANSMONTAIGNE INC.
By:	/s/ DONALD H. ANDERSON Donald H. Anderson Chief Executive Officer

Date: October 27, 2003