Form 10-Q
period 2003-09-30
TRANSMONTAIGNE INC
filed 2003-11-14
CIK 755199

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-11763

TRANSMONTAIGNE INC.

Delaware (State or other jurisdiction of incorporation or organization)	06-1052062 (I.R.S. Employer Identification No.)
1670 Broadway Suite 3100 Denver, Colorado 80202 (Address, including zip code, of principal executive offices)
(303) 626-8200 (Telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes /X/     No / /

        As of October 31, 2003 there were 41,112,841 shares of the Registrant's Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements and information relating to TransMontaigne Inc., including the following:

i.
certain statements, including possible or assumed future results of operations, in "Management's Discussion and Analysis of Financial Condition and Results of Operations;"

ii.
any statements contained herein or therein regarding the prospects for our business or any of our services;

iii.
any statements preceded by, followed by or that include the words "may," "seeks," "believes," "expects," "anticipates," "intends," "continues," "estimates," "plans," "targets," "predicts," "attempts," "is scheduled" or similar expressions; and

iv.
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

–>
the effect of any inability to attract customers for our supply management service business;

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

Part I. Financial information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of TransMontaigne Inc. as of and for the three months ended September 30, 2003 are included herein beginning on the following page. The accompanying interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2003, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 29, 2003.

TransMontaigne Inc. is a holding company with the following active wholly-owned subsidiaries during the three months ended September 30, 2003.

–>
TransMontaigne Product Services Inc. ("TPSI")

–>
TransMontaigne Transport Inc.

–>
Coastal Fuels Marketing, Inc.

–>
Coastal Tug and Barge, Inc.

We do not have any off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

Transmontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	September 30, 2003	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$17,944	$27,969
Restricted cash held by commodity broker	7,202	5,155
Trade accounts receivable, net	234,273	277,360
Inventories—discretionary volumes	285,900	226,918
Unrealized gains on derivative contracts	16,372	16,817
Prepaid expenses and other	2,014	5,775

	563,705	559,994
Property, plant and equipment, net	372,604	371,735
Inventories—minimum volumes	21,985	22,017
Unrealized gains on derivative contracts	660	1,885
Investments in petroleum related assets	10,131	10,131
Deferred tax assets	—	482
Deferred debt issuance costs, net	12,250	12,908
Other assets, net	6,791	6,917

	$988,126	$986,069

LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Commodity margin loan	$—	$4,534
Working capital credit facility	195,000	175,000
Trade accounts payable	168,434	144,443
Unrealized losses on derivative contracts	15,944	20,151
Inventory due to others under exchange agreements	16,497	35,121
Excise taxes payable	66,614	86,421
Other accrued liabilities	29,416	25,562
Deferred revenue—supply management services	3,771	4,816

	495,676	496,048
Other liabilities:
Long-term debt	200,000	200,000
Deferred tax liabilities	832	—
Unrealized losses on derivative contracts	483	423

Total liabilities	696,991	696,471

Series B Redeemable Convertible Preferred stock	78,927	79,329

Common stockholders' equity:
Common stock	407	407
Capital in excess of par value	249,296	249,339
Deferred stock-based compensation	(3,246)	(3,943)
Accumulated deficit	(34,249)	(35,534)

	212,208	210,269

	$988,126	$986,069

See accompanying notes to consolidated financial statements.

Transmontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended September 30,
	2003	2002

Supply, distribution, and marketing:
Revenues	$2,523,553	$1,727,342
Cost of product sold	(2,511,890)	(1,686,783)

Net margin before other direct costs and expenses	11,663	40,559
Other direct costs and expenses:
Net losses on risk management activities	(384)	(18,508)
Change in unrealized gains (losses) on derivative contracts	2,311	(14,439)
Lower of cost or market write-downs on base operating volumes	(1,848)	—
Lower of cost or market write-downs on inventories—minimum volumes	(32)	—

Net operating margins	11,710	7,612

Terminals, pipelines, and tugs and barges:
Revenue	27,021	17,395
Direct operating costs and expenses	(12,326)	(6,467)

Net operating margins	14,695	10,928

Total net operating margins	26,405	18,540

Costs and expenses:
Selling, general and administrative	(10,371)	(9,331)
Depreciation and amortization	(5,537)	(4,256)
Corporate relocation and transition	—	(1,084)

Total costs and expenses	(15,908)	(14,671)

Operating income	10,497	3,869

Other income (expenses):
Dividend income	6	374
Interest income	28	69
Interest expense	(6,424)	(3,293)
Other financing costs:
Amortization of deferred debt issuance costs	(813)	(229)
Gain on interest rate swap	—	75

Total other income (expenses)	(7,203)	(3,004)

Earnings before income taxes	3,294	865
Income tax expense	(1,318)	(329)

Net earnings	1,976	536
Preferred stock dividends, net	(691)	(995)

Net earnings (loss) attributable to common stockholders	$1,285	$(459)

Earnings (loss) per share:
Basic net earnings (loss) per common share	$0.03	$(0.01)

Diluted net earnings (loss) per common share	$0.03	$(0.01)

Weighted average common shares outstanding:
Basic	39,177	39,031

Diluted	39,758	39,031

See accompanying notes to consolidated financial statements.

Transmontaigne Inc. and subsidiaries
Consolidated statements of preferred stock and common stockholders' equity
Year ended June 30, 2003 and three months ended September 30, 2003
(In thousands)

	Preferred stock			Capital in excess of par value	Deferred stock-based compensation		Total common stockholders' equity
			Common stock			Accumulated deficit
	Series A	Series B

Balance at June 30, 2002	$24,421	$80,939	$399	$245,844	$(2,540)	$(38,353)	$205,350
Common stock issued for options exercised	—	—	—	12	—	—	12
Common stock repurchased from employees for withholding taxes	—	—	—	(214)	—	—	(214)
Net tax effect arising from stock-based compensation	—	—	—	70	—	—	70
Forfeiture of restricted stock awards prior to vesting	—	—	—	(238)	238	—	—
Deferred compensation related to restricted stock awards	—	—	8	3,605	(3,613)	—	—
Deferred compensation related to non-employee stock options	—	—	—	260	(260)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,232	—	2,232
Preferred stock dividends	—	—	—	—	—	(5,594)	(5,594)
Amortization of premium on Series B Redeemable Convertible Preferred stock	—	(1,610)	—	—	—	1,610	1,610
Repurchase of Series A Convertible Preferred stock	(24,421)	—	—	—	—	—	—
Net earnings	—	—	—	—	—	6,803	6,803

Balance at June 30, 2003	—	79,329	407	249,339	(3,943)	(35,534)	210,269
Common stock issued for options exercised	—	—	—	123	—	—	123
Common stock repurchased from employees for withholding taxes	—	—	—	(73)	—	—	(73)
Forfeiture of restricted stock awards prior to vesting	—	—	—	(93)	93	—	—
Amortization of deferred stock-based compensation	—	—	—	—	604	—	604
Preferred stock dividends	—	—	—	—	—	(1,093)	(1,093)
Amortization of premium on Series B Redeemable Convertible Preferred stock	—	(402)	—	—	—	402	402
Net earnings	—	—	—	—	—	1,976	1,976

Balance at September 30, 2003	$—	$78,927	$407	$249,296	$(3,246)	$(34,249)	$212,208

See accompanying notes to consolidated financial statements.

Transmontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended September 30,
	2003	2002

Cash flows from operating activities:
Net earnings	$1,976	$536
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Amortization of deferred revenue	(1,212)	(150)
Depreciation and amortization	5,537	4,256
Deferred tax expense	1,314	243
Net tax effect arising from stock-based compensation	—	64
Amortization of deferred stock-based compensation	604	401
Amortization of debt issuance costs	813	229
Unrealized gain on interest rate swap	—	(75)
Net change in unrealized gains/losses on long-term derivative contracts	1,389	406
Lower of cost or market write-down on base operating inventory volumes	1,848	—
Lower of cost or market write-down on inventories—minimum volumes	32	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	43,087	(25,953)
Inventories—discretionary volumes	(60,830)	(5,072)
Prepaid expenses and other	1,501	4
Trade accounts payable	25,341	35,772
Inventory due to others under exchange agreements	(18,624)	17,016
Unrealized (gain) loss on derivative contracts	(3,699)	14,149
Excise taxes payable and other accrued liabilities	(15,951)	(13,087)

Net cash provided (used) by operating activities	(16,874)	28,739

Cash flows from investing activities:
Acquisition of terminals, pipelines, and tugs and barges	—	(630)
Additions to property, plant and equipment—expansion of facilities	(4,836)	(861)
Additions to property, plant and equipment—maintain existing facilities	(1,478)	(489)
Decrease (increase) in restricted cash held by commodity broker	(2,047)	(734)
Other	942	61

Net cash (used) by investing activities	(7,419)	(2,653)

Cash flows from financing activities:
Net borrowings (repayments) of debt	20,000	(47,000)
Net borrowings (repayments) of commodity margin loan	(4,534)	5,775
Deferred debt issuance costs	(155)	(29)
Common stock issued for options exercised	123	11
Common stock repurchased from employees for withholding taxes	(73)	(50)
Preferred stock dividends paid in cash	(1,093)	—

Net cash provided (used) by financing activities	14,268	(41,293)

(Decrease) in cash and cash equivalents	(10,025)	(15,207)
Cash and cash equivalents at beginning of period	27,969	30,852

Cash and cash equivalents at end of period	$17,944	$15,645

See accompanying notes to consolidated financial statements.

Transmontaigne Inc. and subsidiaries
Notes to consolidated financial statements
September 30, 2003 and June 30, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Use of Estimates

The accompanying consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2003, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 29, 2003.

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

(d) Accounting for Supply, Distribution, and Marketing Activities

In our supply, distribution and marketing operations, we purchase refined petroleum products primarily from refineries, schedule them for delivery to our terminals, as well as terminals owned by third parties, and then sell those products to our customers through rack sales, bulk sales, and contract sales. Revenue from our sales of physical inventory are recognized pursuant to the accrual method accounting (i.e., when cash becomes due and payable to us pursuant to the terms of the sales contracts). Revenue from rack sales and contract sales is recognized when the product is delivered to the customer through a truck loading rack or marine fueling equipment. Revenue from bulk sales is recognized when the title to the product is transferred to the customer, which generally occurs upon confirmation of the terms of the sale.

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

(f) Accounting for Risk Management Activities

We enter into risk management contracts, principally NYMEX futures contracts, to manage our exposure to changes in commodity prices. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories—discretionary volumes held for immediate sale or exchange, open positions in derivative contracts, and open positions in risk management contracts. We enter into risk management contracts that offset the changes in the values of our inventories—discretionary volumes held for immediate sale or exchange and derivative contracts. At September 30, 2003 and June 30, 2003, our open positions in risk management contracts were NYMEX futures contracts (purchases and sales).

(g) Accounting for Derivative Contracts

Our bulk sales, contract sales, delivered fuel price management, retail price management and risk management contracts qualify as derivative instruments pursuant to the requirements of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. All derivative contracts are required to be reported as assets and liabilities at fair value in the accompanying consolidated balance sheet in accordance with SFAS No. 133. The fair value of our derivative contracts is included in "Unrealized gains or losses on derivative contracts" in the accompanying consolidated balance sheet. At September 30, 2003 and June 30, 2003, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts. Changes in the fair value of our derivative contracts are included in net operating margins attributable to our supply, distribution and marketing operations.

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

(h) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. On October 25, 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-03 ("EITF 02-03"), Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, that concluded that all physical inventories, including inventory volumes associated with energy trading activities, be carried at the lower of cost or market pursuant to Accounting Research Bulletin ("ARB") No. 43, Chapter 4—Inventory Pricing. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost) for periods subsequent to September 30, 2002. Prior to October 1, 2002, our inventories—discretionary volumes held for immediate sale or exchange were carried at fair value with the changes in the fair value included in net margins attributable to our supply, distribution and marketing operations. Inventories—discretionary volumes are as follows (in thousands):

	September 30, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$191,322	5,964	$130,492	3,890
Volumes held for base operations	94,578	2,922	96,426	2,922

Inventories—discretionary volumes	$285,900	8,886	$226,918	6,812

At September 30, 2003 and June 30, 2003, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $3.1 million and $5.9 million, respectively.

We enter into exchange agreements with major oil companies. Exchange agreements generally are fixed term agreements that involve our receipt of a specified volume of product at one location in exchange for delivery by us of product at a different location. At September 30, 2003 and June 30, 2003, current liabilities include inventory due to others under exchange agreements of approximately 0.5 million barrels and 1.0 million barrels, respectively, with a fair value of approximately $16.5 million and $35.1 million, respectively. The amount recorded represents the fair value of inventory due to others under exchange agreements at the balance sheet date.

(i) Accounting for Inventories—Minimum Volumes

Our inventories—minimum volumes are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange these inventories in the ordinary course of business and, therefore, we do not hedge the market risks associated with this minimum inventory.

At September 30, 2003 and June 30, 2003, our inventories—minimum volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost

(weighted average) or market (replacement cost). Inventories—minimum volumes are as follows (in thousands):

	September 30, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Gasolines	$12,994	497	$13,020	497
Distillates	7,449	319	7,449	319
No. 6 oil	1,542	61	1,548	61

Inventories—minimum volumes	$21,985	877	$22,017	877

At September 30, 2003 and June 30, 2003, the weighted average adjusted cost basis of our inventories—minimum volumes was approximately $0.60 per gallon. During the three months ended September 30, 2003 and 2002, we recognized impairment losses of approximately $32,000 and $nil, respectively, due to lower of cost or market write-downs on our inventories—minimum volumes.

(j) Cash and Cash Equivalents

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(k) Deferred Debt Issuance Costs

Deferred debt issuance costs are as follows (in thousands):

	June 30, 2003	Additions	Amortization	September 30, 2003

Working capital credit facility	$5,941	12	(556)	$5,397
Senior subordinated notes	6,967	143	(257)	6,853

	$12,908	$155	$(813)	$12,250

(l) Environmental Obligations

At September 30, 2003 and June 30, 2003, we have accrued environmental reserves of approximately $5.5 million and $5.6 million, respectively, representing our best estimate of our remediation obligations (see Note 7 of Notes to consolidated financial statements). During the three months ended September 30, 2003, we made payments of approximately $0.1 million towards our environmental remediation obligations. During the three months ended September 30, 2003 and 2002, we did not revise our estimate of our future environmental remediation obligations. During the three months ended September 30, 2003 and 2002, we received insurance recoveries of approximately $0.8 million and $nil, respectively, which are recorded as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations.

(m) Equity-Based Compensation Plans

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

	Three months ended September 30,
	2003	2002

Net earnings (loss) attributable to common stockholders:
As reported	$1,285	$(459)
Amortization of the fair value of stock options granted to employees	(62)	(104)

Pro forma	$1,223	$(563)

Earnings (loss) per common share:
As reported
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)
Pro forma
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

There were no options granted during the three months ended September 30, 2003 and the year ended June 30, 2003. The weighted average fair value at grant dates for options granted during the years ended June 30, 2002 and 2001 was $3.08 and $2.12, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 2002 and 2001 were as follows: no dividend yield, expected volatility of 79% and 61%, risk-free rates of 4.49% and 4.95%, and expected lives of 4 years, and 5 years, respectively.

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

The purchase price of each transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The purchase price was preliminarily allocated as follows (in thousands):

	Coastal Fuels	Fairfax	Brownsville

Discretionary inventory volumes	$30,625	$—	$—
Prepaid expenses and other current assets	2,259	—	—
Property, plant and equipment	121,287	6,773	630
Other assets—acquired intangible	2,500	—	—
Minimum inventory volumes	6,311	—	—
Trade accounts payable—due diligence costs	(1,350)	—	—
Acquisition related liabilities	(5,664)	(420)	—

Cash paid	$155,968	$6,353	$630

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2003	June 30, 2003

Trade accounts receivable	$234,943	$279,282
Less allowance for doubtful accounts	(670)	(1,922)

	$234,273	$277,360

During the three months ended September 30, 2003 and 2002, we increased the allowance for doubtful accounts through a charge to income of approximately $0.1 million and $0.3 million, respectively.

(4) UNREALIZED GAINS AND LOSSES ON DERIVATIVE CONTRACTS

Unrealized gains and losses on derivative contracts are as follows (in thousands):

	September 30, 2003	June 30, 2003

Unrealized gains—current	$16,372	$16,817
Unrealized gains—long-term	660	1,885

Unrealized gains—asset	17,032	18,702

Unrealized losses—current	(15,944)	(20,151)
Unrealized losses—long-term	(483)	(423)

Unrealized losses—liability	(16,427)	(20,574)

Net asset (liability) position	$605	$(1,872)

At September 30, 2003 and June 30, 2003, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	September 30, 2003	June 30, 2003

Land	$46,616	$46,477
Terminals, pipelines and equipment	369,596	365,379
Technology and equipment	13,993	13,426
Tugs and barges	15,914	15,914
Furniture, fixtures and equipment	6,919	6,539
Construction in progress	5,103	4,125

	458,141	451,860
Less accumulated depreciation	(85,537)	(80,125)

	$372,604	$371,735

(6) OTHER ASSETS

Other assets are as follows (in thousands):

	September 30, 2003	June 30, 2003

Prepaid transportation	$3,021	$3,021
Acquired intangible, net of accumulated amortization of $292 and $167, respectively	2,208	2,333
Commodity trading membership	1,500	1,500
Deposits and other assets	62	63

	$6,791	$6,917

Prepaid transportation relates to our contractual transportation and deficiency agreements with three interstate product pipelines (see Note 13 of Notes to consolidated financial statements).

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Commodity trading membership represents the purchase price we paid to acquire two seats on the NYMEX.

(7) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30, 2003	June 30, 2003

Accrued environmental obligations	$5,484	$5,577
Accrued lease abandonment	2,891	3,178
Accrued transportation and deficiency obligations	1,384	2,013
Dividend payable—preferred stock	1,093	1,093
Accrued interest payable	6,199	1,788
Accrued expenses and other	12,365	11,913

	$29,416	$25,562

Accrued Lease Abandonment.    In connection with our corporate relocation and transition, we entered into an operating lease for new office space in Denver, Colorado. The new lease was executed on April 19, 2002. We vacated our office space in Denver, Colorado during June 2003 and we vacated our excess space in Atlanta, Georgia during October 2002. In connection with our acquisition of the Coastal Fuels assets, we vacated a sales office in Coral Gables, Florida. The accrual for the abandonment of the office leases represents the excess of the remaining lease payments subsequent to vacancy of the space by us over the estimated sublease rentals to be received based on current market conditions. At September 30, 2003 and June 30, 2003, the accrued liability for lease abandonment costs was approximately $2.9 million and $3.2 million, respectively.

(in thousands)	Accrued liability at June 30, 2003	Amounts paid during the period	Accrued liability at September 30, 2003

Accrued lease abandonment	$3,178	(287)	$2,891

We expect to pay the accrued liability of approximately $2.9 million, net of estimated sublease rentals, as follows (in thousands):

Years ending June 30:	Lease payments	Estimated sublease rentals	Accrued liability

2004 (Remainder of the year)	$974	$(200)	$774
2005	1,079	(548)	531
2006	1,108	(557)	551
2007	928	(454)	474
2008	370	(187)	183
Thereafter	763	(385)	378

	$5,222	$(2,331)	$2,891

(8) DEFERRED REVENUE—SUPPLY MANAGEMENT SERVICES

At September 30, 2003 and June 30, 2003, our deferred revenue associated with logistical supply management services was approximately $0.9 million and $1.0 million, respectively. We amortize the deferred revenue from these contracts into revenues attributable to our supply, distribution and marketing operations on a straight-line basis over the respective terms of the contracts. During the three months ended September 30, 2003 and 2002, we recognized approximately $150,000 in net revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenues.

During the three months ended September 30, 2003 and 2002, we originated retail and delivered fuel price management contracts with an estimated fair value of approximately $0.2 million and $0.8 million, respectively, representing the excess of the amounts we expect to receive from the ground fleet customers over our estimate of the forward price curve of the underlying commodity adjusted for basis differentials. We have deferred the estimated fair value of these contracts at origination because our estimate of the fair value is not evidenced by quoted market prices or current market transactions for the contracts in their entirety. We amortize the deferred revenue into net revenues attributable to our supply, distribution, and marketing operations over the respective terms of the contracts as the products are delivered to the ground fleet customers. During the three months ended September 30, 2003 and 2002, we recognized approximately $1.1 million and $nil, respectively, in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts.

(in thousands)	Deferred revenue at June 30, 2003	Additions during the period	Amounts amortized during the period	Deferred revenue at September 30, 2003

Logistical supply management services	$1,000	—	(150)	$850
Retail price management contracts	2,047	167	(512)	1,702
Delivered fuel price management contracts	1,769	—	(550)	1,219

	$4,816	167	(1,212)	$3,771

(9) DEBT

Debt is as follows (in thousands):

	September 30, 2003	June 30, 2003

Commodity margin loan	$—	$4,534
Working capital credit facility	195,000	175,000
Senior subordinated notes	200,000	200,000

	395,000	379,534
Less debt classified as current	(195,000)	(179,534)

Long-term debt	$200,000	$200,000

Commodity Margin Loan.    We currently have a commodity margin loan agreement with Salomon Smith Barney that allows us to borrow up to $20 million to fund certain initial and variation margin requirements in commodities accounts maintained by us with Salomon Smith Barney. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury Bill rate plus 1.75% (2.70% at September 30, 2003).

Working Capital Credit Facility.    On February 28, 2003, we executed a Credit Agreement with UBS AG that initially provided for a $250 million revolving line of credit ("Working Capital Credit Facility") and a $200 million senior secured term loan ("Term Loan"). The Working Capital Credit Facility currently provides for a maximum borrowing line of credit that is the lesser of (i) $275 million and (ii) the borrowing base (as defined; $423 million at September 30, 2003). The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding ($15.3 million at September 30, 2003). Borrowings under the Working Capital Credit Facility bear interest (at our option) based on a base rate plus a specified margin, or LIBOR plus a specified margin; the specified margins are a function of our leverage ratio (as defined). Accrued interest on the outstanding borrowings is due monthly. The weighted average interest rate on the borrowings under the Working Capital Credit Facility was 3.9% during the three months ended September 30, 2003. Borrowings under the Working Capital Credit Facility are secured by substantially all of our current assets. The terms of the Working Capital Credit Facility include financial covenants relating to fixed charge coverage, current ratio, consolidated tangible net worth, capital expenditures, cash distributions and open inventory positions that are tested on a quarterly and annual basis. As of September 30, 2003, we were in compliance with all covenants included in the Working Capital Credit Facility. The Working Capital Credit Facility matures February 28, 2006. In the accompanying consolidated balance sheets at September 30, 2003 and June 30, 2003, we have classified the outstanding borrowings under the Working Capital Credit Facility as a current liability because we have pledged our current assets as security for the facility and because currently it is our expectation that we will repay the outstanding borrowings within one year of the balance sheet date.

Senior Secured Term Loan.    The Term Loan provided for a one-time borrowing of $200 million with a scheduled maturity of February 28, 2006. The proceeds from the Term Loan were used primarily to finance the acquisition of the Coastal Fuels assets. The Term Loan was repaid in full on May 30, 2003 with the proceeds from the Senior Subordinated Notes.

Former Bank Credit Facility.    On February 28, 2003 we repaid in full our former bank credit facility. Our former bank credit facility consisted of a $300 million revolving credit facility that was scheduled to mature on June 27, 2005.

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

Scheduled maturities of debt at September 30, 2003 are as follows (in thousands):

Years ending June 30:

2004	$—
2005	—
2006	195,000
2007	—
2008	—
Thereafter	200,000

$395,000

(10) PREFERRED STOCK

At September 30, 2003 and June 30, 2003, we have authorized the issuance of up to 2,000,000 shares of preferred stock. Preferred stock is as follows (in thousands, except share data):

	September 30, 2003	June 30, 2003

Series B Redeemable Convertible Preferred stock, par value $0.01 per share, 100,000 shares authorized, 72,890 shares issued and outstanding, liquidation preference of $72,890	$78,927	$79,329

At September 30, 2003 and June 30, 2003, there are 72,890 shares of Series B Redeemable Convertible Preferred Stock outstanding. The Series B Redeemable Convertible Preferred Stock has a liquidation value of $1,000 per share, bears dividends at the rate of 6% per annum of the liquidation value, and is mandatorily redeemable between June 30, 2007 and December 31, 2007 for shares of common stock and/or cash at our option, subject to limitations on the total number of common shares permitted to be used in the exchange and issued to any shareholder. Dividends are cumulative and payable quarterly. The dividends are payable in cash, unless precluded by contract or the Working Capital Credit Facility, in which case dividends are payable in additional shares of Series B Redeemable Convertible Preferred Stock. The Series B Redeemable Convertible Preferred Stock may be put to us, at the option of the holder, for cash equal to the greater of its liquidation value or conversion value upon the future occurrence of a fundamental change (including those relating to sale of substantially all of the assets, delisting of our common stock from a national exchange, change in control, bankruptcy filing, and an event of default that accelerates the repayment of our debt). We may call the outstanding shares of Series B Redeemable Convertible Preferred Stock after June 30, 2005 if certain specified conditions are met. The Series B Redeemable Convertible Preferred Stock is convertible, at the option of the holder, into common stock at $6.60 per share, subject to adjustment upon the occurrence of specified future events. The holders of the Series B Redeemable Convertible Preferred Stock have the right to vote on all matters (except the election of directors) with the holders of the common stock (voting collectively as a single class).

On June 30, 2003, we redeemed the remaining outstanding shares of Series A Convertible Preferred stock and warrants for approximately $24.4 million in cash.

Preferred stock dividends on the Series A Convertible Preferred stock were $nil and $0.3 million for the three months ended September 30, 2003 and 2002, respectively. Preferred Stock dividends on the Series B Redeemable Convertible Preferred Stock were $0.7 million for each of the three months ended September 30, 2003 and 2002. The amount of the Series B Redeemable Convertible Preferred Stock dividend recognized for financial reporting purposes for each of the three months ended September 30, 2003 and 2002, is composed of the amount of the dividend payable and paid to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million.

At its issuance date (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock of approximately $80.9 million will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $72.9 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes.

(11) COMMON STOCK

At September 30, 2003 and June 30, 2003, we were authorized to issue up to 80,000,000 shares of common stock with a par value of $0.01 per share. At September 30, 2003 and June 30, 2003, there were 40,677,098 shares and 40,685,690 shares issued and outstanding, respectively. Our Working Capital Credit Facility, Senior Subordinated Notes and the certificate of designations of our Series B Redeemable Convertible Preferred stock contain restrictions on the payment of dividends on our common stock.

We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in common stockholders' equity as deferred stock-based compensation. Information about restricted common stock activity for the three months ended September 30, 2003, and the year ended June 30, 2003 is as follows:

	Total shares	Vested shares	Unvested shares

Outstanding at June 30, 2002	1,074,716	160,748	913,968
Granted	840,500	—	840,500
Cancelled	(51,080)	—	(51,080)
Repurchased	(49,437)	(49,437)	—
Vested	—	187,209	(187,209)

Outstanding at June 30, 2003	1,814,699	298,520	1,516,179
Cancelled	(20,160)	—	(20,160)
Repurchased	(12,432)	(12,432)	—
Vested	—	40,000	(40,000)

Outstanding at September 30, 2003	1,782,107	326,088	1,456,019

Amortization of deferred compensation of approximately $0.6 million and $0.4 million is included in selling, general and administrative expense for the three months ended September 30, 2003 and 2002, respectively.

(12) STOCK OPTIONS

Information about stock option activity for the three months ended September 30, 2003 and the years ended June 30, 2003, is as follows:

	Terminated Plans		1997 Plan
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at June 30, 2002	230,450	5.50	1,062,780	4.52
Granted	—	—	—	—
Cancelled	(230,450)	5.50	(55,080)	4.69
Exercised	—	—	(3,200)	3.75

Outstanding at June 30, 2003	—	—	1,004,500	4.51
Cancelled	—	—	(10,150)	3.75
Exercised	—	—	(24,000)	5.13

Outstanding at September 30, 2003	—	—	970,350	4.51

Exercisable at September 30, 2003	—	—	364,900	4.92

Information about stock options outstanding at September 30, 2003 is as follows:

				Options exercisable
	Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices		Number exercisable	Weighted average exercise prices

1997 Plan	$ 3.75 - 7.25 $11.00 - 13.50 $ 17.25	955,850 13,500 1,000	7.3 4.5 3.9	$ $ $	4.39 11.56 17.25	350,400 13,500 1,000	$ $ $	4.63 11.56 17.25

		970,350				364,900

(13) COMMITMENTS AND CONTINGENCIES

Transportation and Deficiency Agreements.    In connection with our sale of two product distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to $725,000 per year for a five-year period through June 30, 2006. At June 30, 2003, we recognized an accrued liability of approximately $0.8 million representing our estimate of the future amounts we expect to pay for the shortfall in our actual volumes and our estimated shortfall in volumes for the remainder of the term of the agreement. During the three months ended September 30, 2003, we paid approximately $0.2 million as settlement for our shortfall in volumes for the year ended June 30, 2003. Based on actual throughput volumes for the three months ended September 30, 2003, we decreased our accrued liabilities by $0.2 million resulting in a total accrued liability of $0.4 million as of and for the three months ended September 30, 2003.

We also are subject to three transportation and deficiency agreements ("T&D's") with three separate interstate pipeline companies. At June 30, 2003, we recognized an accrued liability of approximately $1.2 million representing our estimate of the future amounts we expect to pay for our estimated shortfall in volumes for the remainder of the term of the agreements. During the three months ended September 30, 2003, we recognized a reduction in our accrued liability of approximately $0.2 million representing a change in our estimate of the future amounts we expect to pay for the estimated shortfall in volumes for the remainder of the terms of the T&D agreements resulting in a total accrued liability of $1.0 million as of and for the three months ended September 30, 2003.

At September 30, 2003 and June 30, 2003, we included approximately $3.0 million and $3.0 million, respectively, of prepaid transportation in other assets since we have a contractual right, after the end of the term of the T&D agreements, to apply the amounts to charges for using the interstate pipeline in the future (see Note 6 of Notes to consolidated financial statements).

(in thousands)	June 30, 2003	Payments during the period	Change in estimate during the period	September 30, 2003

Other assets—prepaid transportation	$3,021	$—	$—	$3,021

Accrued liability—T&D obligations	$(2,013)	$238	$391	$(1,384)

Operating Leases.    At September 30, 2003, future minimum lease payments under our non-cancelable operating leases are as follows (in thousands):

Years ending June 30:	Office space	Terminal and pipeline capacity	Property and equipment

2004 (Remainder of the year)	$1,061	$2,128	$161
2005	1,558	2,318	157
2006	1,574	601	120
2007	1,541	162	58
2008	1,507	—	—
Thereafter	5,574	—	—

	$12,815	$5,209	$496

Rental expense under operating leases was $1.1 million and $0.9 million for the three months ended September 30, 2003 and 2002, respectively.

(14) EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted weighted average shares (in thousands):

	Three months ended September 30,
	2003	2002

Basic weighted average shares	39,177	39,031
Effect of dilutive securities:
Restricted common stock subject to continuing vesting requirements	324	—
Stock options	257	—

Diluted weighted average shares	39,758	39,031

We exclude potentially dilutive securities from our computation of diluted earnings per share when their effect would be anti-dilutive. The following securities were excluded from the dilutive earnings per share computation for the three months ended September 30, 2003, as their inclusion would have been anti-dilutive (in thousands):

September 30, 2003

Restricted common stock subject to continuing vesting requirements	61
Common stock issuable upon exercise of stock options	71
Common stock issuable upon conversion of Series B Redeemable Convertible Preferred stock	11,044

11,176

For the three months ended September 30, 2003, the stock options had a weighted average exercise price of $8.22 per share and the Series B Redeemable Convertible Preferred stock was convertible into shares of common stock at a conversion price of $6.60 per common share.

(15) BUSINESS SEGMENTS

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

Within the supply, distribution and marketing segment, our CEO manages and evaluates the performance of that segment from an overall portfolio basis that considers the changes in the fair value of our discretionary inventory volumes held for immediate sale or exchange, derivative sales and purchase contracts and risk management contracts. Our CEO assesses the financial performance of our supply, distribution, and marketing segment using financial information that is prepared pursuant to the mark-to-market method of accounting (referred to by us as "operating results for debt covenant compliance"). For purposes of computing our operating results for debt covenant compliance, our inventories—discretionary volumes held for immediate sale or exchange are reflected at market value, which matches the treatment of our derivative and risk management contracts. The effects of changes in the fair value of our supply, distribution, and marketing activities are included in net operating margins in the period of the change in value. We believe that "operating results for debt covenant compliance" is an important measure of the profit and loss for our reportable segments. We consider this measure important because it reflects the ability of our operations to generate funds to pay our fixed obligations, including interest and principal on our debt, as they become due. Operating results for debt covenant compliance also is used as a measure of our compliance with the financial covenants included in our borrowing arrangements.

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

The operating performance of our business segments, including a reconciliation of the segments' operating performance to earnings before income taxes as presented in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended September 30, 2003	Three months ended September 30, 2002

Net Operating Margins:
Terminals, pipelines, and tugs and barges:
Historical facilities	$11,132	$10,928
Coastal Fuels assets	3,563	—

Total terminals, pipelines, and tugs and barges	14,695	10,928

Supply, distribution and marketing:
Light oil marketing:
Rack sales margins	1,533	1,175
Contract sales margins	1,468	1,752
Rolling risk management contracts to future months	(719)	(1,570)

Light oil margins	2,282	1,357
Basis activities	2,348	4,468
Trading activity, net	2,132	(2,595)
Supply management services	2,600	4,382
Heavy oil margins	1,440	—

Total supply, distribution and marketing	10,802	7,612

Total net operating margins	25,497	18,540
Selling, general and administrative expenses	(10,371)	(9,331)
Corporate relocation and transition	—	(1,084)
Dividend income	6	374

Operating results for debt covenant compliance	$15,132	$8,499

Reconciliation to Earnings Before Income Taxes:
Operating results for debt covenant compliance	$15,132	$8,499
Inventory adjustments:
Gains recognized on beginning inventories—discretionary volumes	5,855	—
Gains deferred on ending inventories—discretionary volumes	(3,067)	—
Lower of cost or market write-down on base operating inventory volumes	(1,848)	—
Lower of cost or market write-down on inventories—minimum volumes	(32)	—
Other Items:
Depreciation and amortization	(5,537)	(4,256)
Dividend income	(6)	(374)

Operating income	10,497	3,869
Other income (expense), net	(7,203)	(3,004)

Earnings before income taxes	$3,294	$865

	Three months ended September 30, 2003
	Product supply, distribution, and marketing	Terminals, pipelines, tugs and barges	Corporate	Total consolidated

Revenues from external customers	$2,523,553	$11,632	$—	$2,535,185
Inter-segment revenues	—	15,389	—	15,389

Revenues	2,523,553	27,021	—	2,550,574
Direct operating costs and expenses	(2,511,843)	(12,326)	—	(2,524,169)

Net operating margins	11,710	14,695	—	26,405

Selling, general and administrative	(5,302)	(3,336)	(1,733)	(10,371)
Depreciation and amortization	(291)	(5,005)	(241)	(5,537)

	(5,593)	(8,341)	(1,974)	(15,908)

Operating income (loss)	$6,117	$6,354	$(1,974)	10,497

Other income (expense), net				(7,203)

Earnings before income taxes				$3,294

Capital expenditures	$68	$5,935	$311	$6,314

	Three months ended September 30, 2002
	Product supply, distribution, and marketing	Terminals and pipelines	Corporate	Total consolidated

Revenues from external customers	$1,727,342	$7,791	$—	$1,735,133
Inter-segment revenues	—	9,604	—	9,604

Revenues	1,727,342	17,395	—	1,744,737
Direct operating costs and expenses	(1,719,730)	(6,467)	—	(1,726,197)

Net operating margins	7,612	10,928	—	18,540

Selling, general and administrative	(5,287)	(2,191)	(1,853)	(9,331)
Depreciation and amortization	(258)	(3,783)	(215)	(4,256)
Corporate relocation and transition	(1,084)	—	—	(1,084)

	(6,629)	(5,974)	(2,068)	(14,671)

Operating income (loss)	$983	$4,954	$(2,068)	3,869

Other income (expense), net				(3,004)

Earnings before income taxes				$865

Capital expenditures	$—	$1,980	$—	$1,980

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2003 included in our Annual Report on Form 10-K filed on September 29, 2003 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; fair value of inventories—discretionary volumes held for immediate sale or exchange (as of and for periods prior to October 1, 2002); fair value of derivative contracts; prepaid transportation costs; accrued lease abandonment costs; accrued transportation and deficiency obligations; and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2003

On May 30, 2003, we sold the Senior Subordinated Notes in a private placement transaction that was exempt from registration under the Federal Securities Act of 1933. We also entered into a registration rights agreement requiring us to make an exchange offer. The registration rights agreement also requires us to use our best efforts to cause the registration statement filed with respect to the exchange offer to be declared effective by October 27, 2003 and consummate the exchange offer no later than December 26, 2003. If we do not do so, additional interest payments will be payable on the Senior Subordinated Notes. On July 22, 2003, we filed a registration statement on Form S-4 with the Securities and Exchange Commission to effect the exchange offer. As of November 14, 2003, the registration statement on Form S-4 has not been declared effective by the staff of the Securities and Exchange Commission.

SUBSEQUENT EVENTS

On October 1, 2003, we acquired for cash consideration of approximately $3.0 million a 900,000-barrel terminal, including product inventory, in Norfolk, Virginia. The acquired terminal provides us with additional storage, a docking facility that permits us to receive and deliver shipments off the water, and operating synergies with our existing facility in Norfolk, Virginia.

RESULTS OF OPERATIONS—BUSINESS SEGMENTS—OPERATING RESULTS FOR DEBT COVENANT COMPLIANCE

Our chief operating decision maker assesses our financial performance using a non-GAAP financial performance measure, which we refer to as "operating results for debt covenant compliance." Our chief operating decision maker manages our operations and evaluates our performance from an overall portfolio basis that considers the changes in the fair value of our discretionary inventory volumes held for immediate sale or exchange, derivative sales and purchase contracts and risk management contracts. Under SFAS No. 131, we are required to report measures of profit and loss that are used by our chief operating decision maker in assessing financial performance for each of our reportable segments and, accordingly, we report operating results for debt covenant compliance in connection with our operating segment disclosures.

Operating results for debt covenant compliance also is used as a measure of our compliance with the financial covenants included in our borrowing arrangements.

Operating results for debt covenant compliance differs from earnings before income taxes, interest expense, depreciation and amortization ("EBITDA") as determined in accordance with generally accepted accounting principles due to the treatment of our inventories—discretionary volumes and—minimum volumes. As a result of the implementation of EITF 02-03, our inventories—discretionary volumes and—minimum volumes are carried at the lower of cost or market, while our risk management contracts are carried at market. As a result, if market prices are increasing during the end of a quarter, we may report significant losses on risk management contracts and significant deferred gains on discretionary inventory volumes held for immediate sale or exchange at the end of that quarter and report significant gains on our beginning inventories—discretionary volumes held for immediate sale or exchange in the following quarter. In determining our operating results for debt covenant compliance, inventories—discretionary volumes held for immediate sale or exchange are reflected at fair value, which matches the treatment of our derivative and risk management contracts. Therefore, the effects of changes in the fair value of our inventories—discretionary volumes held for immediate sale or exchange are included in net operating margins attributable to our supply, distribution and marketing segment in the period in which the fair value actually changes. Operating results for debt covenant compliance also excludes the lower of cost or market write-downs on our inventories—minimum volumes and—base operating volumes from our net operating margins attributable to our supply, distribution and marketing segment.

Supply, distribution and marketing—net operating margins—operating results for debt covenant compliance

The net operating margins—operating results for debt covenant compliance attributable to our supply, distribution and marketing segment increased to $10.8 million in 2003 from $7.6 million in 2002. The net operating margins—operating results for debt covenant compliance from our light oil marketing, net of the cost or benefit of rolling risk management contracts used to manage commodity price volatility to future months, increased to $2.3 million in 2003 from $1.4 million in 2002. The Coastal Fuels assets, which we acquired on February 28, 2003, contributed heavy oil margins of approximately $1.4 million for 2003. The net operating margins—operating results for debt covenant compliance from our supply management services declined to $2.6 million in 2003 from $4.4 million in 2002. The net operating margins—operating results for debt covenant compliance from our basis activities declined to $2.3 million in 2003 from $4.5 million in 2002. The net operating margins—operating results for debt covenant compliance from our trading activities increased to $2.1 in 2003 from $(2.6) million in 2002.

Selected quarterly net operating margins—operating results for debt covenant compliance for the supply, distribution and marketing segment for each of the three months ended September 30, 2003 and 2002, are summarized below (in thousands):

	Three months ended September 30, 2003	Three months ended September 30, 2002

Supply distribution and marketing:
Light oil marketing:
Rack sales margins	$1,533	$1,175
Contract sales margins	1,468	1,752
Rolling risk management contracts to future months	(719)	(1,570)

Light oil margins	2,282	1,357
Heavy oil margins	1,440	—
Supply management services margins	2,600	4,382
Basis activities	2,348	4,468
Trading margins, net	2,132	(2,595)

Net operating margins—Operating results for debt covenant compliance	$10,802	$7,612

Net operating margins—Operating results for debt covenant compliance	$10,802	$7,612
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	5,855	—
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(3,067)	—
Lower of cost or market write-downs on base operating volumes	(1,848)	—
Lower of cost or market write-downs on inventories—minimum volumes	(32)	—

Net operating margins—Historical financial statements	$11,710	$7,612

Prior to October 1, 2002, our inventories—discretionary volumes held for immediate sale or exchange were carried at fair value with changes in fair value included in net operating margins in the period of the change in value. Effective October 1, 2002, we adjusted the carrying amount of inventories—discretionary volumes held for immediate sale or exchange to the lower of cost or market pursuant to the requirements of EITF 02-03. During the last half of June 2003, we experienced increases in certain commodity prices and locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at June 30, 2003 exceeding their cost basis by approximately $5.9 million. The "Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange" represents the net operating margins recognized on the subsequent sale of those inventories to customers during the three months ended September 30, 2003. During the last half of September 2003, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at September 30, 2003 exceeding their cost basis by approximately $3.1 million. That excess is expected to be recognized in net operating margins during the three months ended December 31, 2003, which is the period in which those discretionary inventory volumes are expected to be sold to customers.

For the three months ended September 30, 2003, we reduced the carrying amount of our base operating volumes by approximately $1.8 million and our inventories—minimum volumes by approximately $32,000 due to the application of the lower of cost or market rule.

Terminals, pipelines, tugs and barges—net operating margins—operating results from debt compliance

For the three months ended September 30, 2003 and 2002, our terminals, pipelines and tugs and barges generated net operating margins of approximately $14.7 million and $10.9 million, respectively. The increase of approximately $3.8 million in net operating margins attributable to our terminals, pipelines, and tugs and barges segment for 2003 as compared to 2002 was due principally to the contribution of approximately $3.6 million from the Coastal Fuels assets, which we acquired on February 28, 2003. The net operating margins from our historical facilities increased to $11.1 million in 2003 from $10.9 million in 2002 principally due to capacity expansion at our Brownsville facilities and additional product throughput throughout the remainder of our terminal system.

Selected quarterly net operating margins—operating results for debt covenant compliance for the terminal, pipelines, tugs and barges segment for the three months ended September 30, 2003 and 2002, are summarized below (in thousands):

	Three months ended September 30, 2003	Three months ended September 30, 2002

Terminals and pipelines:
Historical facilities	$11,132	$10,928
Coastal Fuels assets	3,563	—

	$14,695	$10,928

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,
	2003	2002

Historical Financial Statement Measures:
Net operating margins:
Supply, distribution, and marketing	$11,710	$7,612
Terminals, pipelines, tugs and barges	$14,695	$10,928
EBITDA(1)	$16,040	$8,499
Operating income	$10,497	$3,869
Net earnings	$1,976	$536
Net cash provided (used) by operating activities	$(16,874)	$28,739
Net cash provided (used) by investing activities	$(7,419)	$(2,653)
Net cash provided (used) by financing activities	$14,268	$(41,293)
Non-GAAP Financial Performance Measure:
Operating results for debt covenant compliance(2)	$15,132	$8,499
Reconciliation to Net Earnings:
Operating results for debt covenant compliance	$15,132	$8,499
Gains recognized on beginning inventories—discretionary volumes	5,855	—
Gains deferred on ending inventories—discretionary volumes	(3,067)	—
Lower of cost or market write-down on base operating inventory volumes	(1,848)	—
Lower of cost or market write-down on inventories—minimum volumes	(32)	—

EBITDA	16,040	8,499
Depreciation and amortization	(5,537)	(4,256)
Interest expense, net	(6,396)	(3,224)
Other financing costs, net	(813)	(154)
Income tax expense	(1,318)	(329)

Net earnings	$1,976	$536

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

(2)
Operating results for debt covenant compliance is used as a measure of our financial performance in our borrowing arrangements. In evaluating operating results for debt covenant compliance, we believe that consideration should be given, among other things, to the amount by which operating results for debt covenant compliance exceeds interest costs for the period; how operating results for debt covenant compliance compares to principal repayments on debt for the period; and how operating results for debt covenant compliance compares to capital expenditures for the period. As a result of the implementation of EITF 02-03, our inventories—discretionary volumes and—minimum volumes are carried at the lower of cost (first in, first out) or market, while our risk management contracts are carried at market. As a result, if market prices are increasing during the end of the quarter, we may report significant losses on risk management contracts and significant deferred gains on discretionary inventory volumes held for immediate sale or exchange at the end of that quarter and report significant gains on our beginning inventories—discretionary volumes held for immediate sale or exchange in the following quarter. For purposes of computing our operating results for debt covenant compliance, our inventories—discretionary volumes held for immediate sale or exchange are reflected at market value, which matches the treatment of our derivative and risk management contracts.

The Working Capital Credit Facility is our primary means of short-term liquidity to finance our working capital requirements. The terms of our Working Capital Credit Facility include financial covenants that are tested on a quarterly and annual basis. We believe that the fixed charge coverage test is the most critical and, potentially restrictive, of our financial covenants included in the Working Capital Credit Facility. The fixed charge coverage ratio is based on operating results for debt covenant compliance. The fixed charge coverage ratio states that for each fiscal quarter of the Company, the ratio (expressed as a percentage) of the operating results for debt covenant compliance of the Company and its subsidiaries for the period of four consecutive fiscal quarters then ended to consolidated fixed charges of the Company and its subsidiaries for such period shall equal or exceed 150%.

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

Selected quarterly results of operations data for each of the three-month periods in the three months ended September 30, 2003 and the year ended June 30, 2003, are summarized below (in thousands):

Three months ended September 30, 2003

Net operating margins:
Supply, distribution and marketing	$11,710
Terminals and pipelines	14,695

Total net operating margins	26,405
Selling, general, and administrative	(10,371)
Depreciation and amortization	(5,537)

Operating income	10,497
Other expense, net	(7,203)
Income tax expense	(1,318)

Net earnings	$1,976

Financial performance debt covenant test:
Operating results for debt covenant compliance	$15,132

Fixed charges	$8,589

Fixed charge coverage ratio based on rolling four consecutive quarters	214%

Reconciliation of EBITDA and operating results for debt covenant compliance to net earnings:
Operating results for debt covenant compliance	$15,132
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	5,855
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(3,067)
Lower of cost or market write-downs on base operating volumes	(1,848)
Lower of cost or market write-downs on inventories—minimum volumes	(32)

EBITDA	16,040
Depreciation and amortization	(5,537)
Interest expense, net	(6,396)
Other financing costs, net	(813)
Income tax expense	(1,318)

Net earnings	$1,976

	Three months ended
					Year ended June 30, 2003
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003

Net operating margins:
Supply, distribution and marketing	$7,612	$(7,503)	$53,457	$6,436	$60,002
Terminals, pipelines and tugs and barges	10,928	10,745	12,550	13,569	47,792

Total net operating margins	18,540	3,242	66,007	20,005	107,794
Selling, general, and administrative	(9,331)	(8,775)	(10,440)	(11,945)	(40,491)
Depreciation and amortization	(4,256)	(4,293)	(4,851)	(5,971)	(19,371)
Corporate relocation and transition	(1,084)	(365)	—	—	(1,449)

Operating income (loss)	3,869	(10,191)	50,716	2,089	46,483
Other income (expense), net	(3,004)	(2,001)	(5,484)	(8,832)	(19,321)
Income tax (expense) benefit	(329)	4,633	(17,192)	368	(12,520)
Cumulative effect adjustment	—	(7,839)	—	—	(7,839)

Net earnings (loss)	$536	$(15,398)	$28,040	$(6,375)	$6,803

Financial performance debt covenant test:
Operating results for debt covenant compliance	$8,499	$14,948	$16,268	$21,825	$61,540

Fixed charges	$5,740	$6,579	$9,581	$7,173	$29,073

Fixed charge coverage ratio					212%

Reconciliation of EBITDA and operating results for debt covenant compliance to net earnings:
Operating results for debt covenant compliance	$8,499	$14,948	$16,268	$21,825	$61,540
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	—	12,644	—	—	12,644
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	—	(33,490)	33,490	(5,855)	(5,855)
Change in FIFO cost basis of base operating inventory volumes	—	—	—	(7,887)	(7,887)
Net margin recognized on sale of inventories—minimum volumes	—	—	18,854	—	18,854
Lower of cost or market write-downs on base operating inventory volumes	—	—	(12,412)	(23)	(12,435)
Lower of cost or market write-downs on inventories—minimum volumes	—	—	(633)	—	(633)

EBITDA	8,499	(5,898)	55,567	8,060	66,228
Depreciation and amortization	(4,256)	(4,293)	(4,851)	(5,971)	(19,371)
Interest expense, net	(3,224)	(2,967)	(3,759)	(4,469)	(14,419)
Other financing costs, net	(154)	966	(1,725)	(4,363)	(5,276)
Income tax benefit (expense)	(329)	4,633	(17,192)	368	(12,520)
Cumulative effect adjustment	—	(7,839)	—	—	(7,839)

Net earnings (loss)	$536	$(15,398)	$28,040	$(6,375)	$6,803

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

We reported net earnings of $2.0 million for the three months ended September 30, 2003, compared to net earnings of $0.5 million for the three months ended September 30, 2002. After preferred stock dividends, the net earnings (loss) attributable to common stockholders was $1.3 million for the three months ended September 30, 2003, compared to $(0.5) million for the three months ended September 30, 2002. Basic earnings (loss) per common share for the three months ended September 30, 2003 and 2002, was $0.03 and $(0.01), respectively, based on 39.2 million and 39.0 million weighted average common shares outstanding, respectively. Diluted earnings (loss) per share for the three months ended September 30, 2003 and 2002, was $0.03 and $(0.01), respectively, based upon 39.8 million and 39.0 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the three months ended September 30, 2003 were $14.7 million, compared to $10.9 million for the three months ended September 30, 2002. The increase of $3.8 million in net operating margins was due principally to the addition of the Coastal Fuels assets. On February 28, 2003, we acquired the Coastal Fuels assets, which include five terminals, a hydrant delivery system, and a tug and barge operation. The results of operations of the Coastal Fuels assets are included from the closing date of the transaction (February 28, 2003). For the three months ended September 30, 2003, the Coastal Fuels assets generated net operating margins of approximately $3.6 million attributable to our terminals, pipelines, and tugs and barges operations. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended September 30,
	2003	2002

Throughput fees	$8,466	$7,171
Storage fees	9,644	5,286
Additive injection fees, net	1,960	1,906
Pipeline transportation fees	1,696	1,466
Tugs and barges	2,813	—
Other	2,442	1,566

Revenue	27,021	17,395
Less direct operating costs and expenses	(12,326)	(6,467)

Net operating margins	$14,695	$10,928

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the three months ended September 30, 2003 and 2002, we averaged approximately 58,000 and 47,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput fees were approximately $8.5 million and $7.2 million for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, we averaged approximately 460,000 barrels and 350,000 barrels per day of throughput volumes at our terminals, including volumes under exchange agreements. The increase of $1.3 million in throughput fees was due principally to increases of approximately $0.6 million as a result of our acquisition of the Coastal Fuels assets, approximately $0.3 million at our historical Florida facilities, approximately $0.5 million at our Baton Rouge dock and approximately $0.2 million at our Southeast facilities offset by a decrease of approximately $0.5 million at our Upper River facilities.

Included in the terminal throughput fees for the three months ended September 30, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $7.3 million and $5.1 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $9.6 million and $5.3 million for the three months ended September 30, 2003 and 2002, respectively. The increase of $4.3 million in storage fees was due principally to an increase of approximately $4.5 million from our acquisition of the Coastal Fuels assets.

Included in the terminal storage fees for the three months ended September 30, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $2.7 million and $0.9 million, respectively.

Additive Injection Fees, Net.    We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

Additive injection fees, net were approximately $2.0 million and $1.9 million for the three months ended September 30, 2003 and 2002, respectively. The increase of $0.1 million in additive injection fees, net was due principally to an increase of approximately $0.1 million from our acquisition of the Coastal Fuels assets.

Included in additive injection fees, net for the three months ended September 30, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $1.5 million, respectively.

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

For the three months ended September 30, 2003 and 2002, we earned pipeline transportation fees of approximately $1.7 million and $1.5 million, respectively.

Included in the pipeline transportation fees for the three months ended September 30, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.5 million and $1.3 million, respectively.

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

For the three months ended September 30, 2003, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $2.8 million. We acquired the tugs and barges operations on February 28, 2003 in connection with our acquisition of the Coastal Fuels assets.

Included in the tugs and barges fees for the three months ended September 30, 2003 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.5 million.

Other Revenue.    In addition to providing storage and distribution services at our terminal facilities, we also provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our supply, distribution and marketing operation resulting from the excess of product deposited by third parties into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. For the three months ended September 30, 2003 and 2002, other revenue from our terminals, pipelines, and tugs and barges operations was approximately $2.4 million and $1.6 million, respectively. The increase of approximately $0.8 million in other revenue for 2003 as compared to 2002 was due principally to an increase of approximately $1.4 million from our acquisition of the Coastal Fuels assets offset by decreases of approximately $0.3 million at our Brownsville, Texas facilities and approximately $0.2 million at our Upper River facilities.

Included in other revenue for the three months ended September 30, 2003 and 2002, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $0.6 million and $0.8 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the three months ended September 30, 2003 and 2002, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $12.3 million and $6.5 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended September 30,
	2003	2002

Wages and employee benefits	$6,053	$3,506
Utilities and communication charges	1,206	752
Repairs and maintenance	3,443	1,767
Office, rentals and property taxes	1,656	834
Vehicles and fuel costs	408	130
Environmental compliance costs	(43)	522
Other	575	83
Less—reimbursed costs and expenses	(972)	(1,127)

Direct operating costs and expenses	$12,326	$6,467

The increase of $5.8 million in direct operating costs and expenses was due principally to the addition of the Coastal Fuels assets which resulted in approximately $6.0 million of additional direct operating costs and expenses offset by approximately $0.8 million of insurance recoveries received on claims for reimbursement of environmental remediation costs.

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the three months ended September 30, 2003 were $11.7 million, compared to $7.6 million for the three months ended September 30, 2002. The increase in net operating margins for 2003 as compared to 2002 is due principally to increases of approximately $1.4 million in heavy oil margins due to our acquisition of the Coastal Fuels assets and approximately $4.7 million in margins from our trading activities offset by a decrease of approximately $1.8 million in margins from our supply management services. The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Three months ended September 30,
	2003	2002

Rack sales	$482,834	$388,808
Bulk sales	1,369,416	992,715
Contract sales	599,060	310,664
Supply management services	72,243	35,155

Total revenue	2,523,553	1,727,342
Cost of product sold	(2,511,890)	(1,686,783)

Net margin before other direct costs and expenses	11,663	40,559
Other direct costs and expenses:
Net losses on risk management activities	(384)	(18,508)
Change in unrealized gains (losses) on derivative contracts	2,311	(14,439)
Lower of cost or market write-downs on base operating volumes	(1,848)	—
Lower of cost or market write-downs on inventories—minimum volumes	(32)	—

Net operating margins	$11,710	$7,612

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

Rack sales were approximately $482.8 million and $388.8 million for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, we averaged approximately 142,000 and 129,000 barrels per day, respectively, of delivered volumes under rack sales.

Bulk Sales.    Bulk sales are sales of large quantities of product to wholesalers, distributors, and marketers in major cash markets. We also make bulk sales of products prior to their scheduled delivery to us while the product is being transported in the common carrier pipelines or by barge or vessel. Bulk sales are recognized as revenue when the title to the product is transferred to the customer, which generally occurs upon confirmation of the terms of the sale.

Bulk sales were approximately $1,369.4 million and $992.7 million for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, we averaged approximately 401,000 and 339,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Contract sales were approximately $599.1 million and $310.7 million for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, we averaged approximately 178,000 and 103,000 barrels per day, respectively, of delivered volumes under contract sales.

Supply Management Services Contracts.    We provide supply management services to companies and governmental entities that desire to outsource their fuel supply function and to reduce the price volatility associated with their fuel supplies. We offer three types of supply management services: delivered fuel price management, retail price management and logistical supply management services.

Sales pursuant to supply management services contracts were approximately $72.2 million and $35.2 million for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, we averaged approximately 23,000 barrels and 12,000 barrels per day, respectively, of delivered volumes under supply management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $2,511.9 million and $1,686.8 million for the three months ended September 30, 2003 and 2002, respectively. Cost of product sold is as follows (in thousands):

	Three months ended September 30,
	2003	2002

Inventory product costs	$2,464,453	$1,655,580
Transportation and related charges	31,924	20,602
Throughput, storage and related charges	14,918	10,105
Other	595	496

Cost of product sold	$2,511,890	$1,686,783

Net Losses on Risk Management Activities.    Our risk management strategy generally is intended to maintain a balanced position of forward sale and purchase commitments against our discretionary inventories held for immediate sale or exchange and future contractual delivery obligations, thereby reducing exposure to commodity price fluctuations. We evaluate our exposure to commodity price risk from an overall portfolio basis that considers the continuous movement of discretionary inventory volumes held for immediate sale or exchange and our obligations to deliver products at fixed prices through our sales contracts and supply management contracts. Our physical inventory position, which includes firm commitments to buy and sell product, is offset with risk management contracts, principally futures contracts on the NYMEX.

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

Net losses on risk management activities were approximately $0.4 million and $18.5 million for the three months ended September 30, 2003 and 2002, respectively.

Lower of Cost or Market Write-Downs on Base Operating Volumes.    During the three months ended September 30, 2003, we recognized impairment losses of approximately $1.8 million due to lower of cost or market write-downs on the base operating volumes due principally to declining prices at the end of the period. During the three months ended September 30, 2002, we did not report any of our inventory volumes as base operating volumes as our base operating volumes were a component of our minimum inventory volumes.

Lower of Cost or Market Write-Downs on Inventories—Minimum Volumes.    During the three months ended September 30, 2003 and 2002, we recognized impairment losses of approximately $32,000 and $nil, respectively, due to lower of cost or market write-downs on the minimum inventory volumes.

Costs and expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 were $10.4 million, compared to $9.3 million for the three months ended September 30, 2002. Selling, general and administrative expenses are as follows (in thousands):

	Three months ended September 30,
	2003	2002

Wages and employee benefits	$7,138	$6,419
Office costs, utilities and communication charges	1,303	1,458
Accounting and legal expenses	392	770
Property and casualty insurance	1,097	507
Other	441	177

Selling, general and administrative expenses	$10,371	$9,331

Depreciation and amortization for the three months ended September 30, 2003 and 2002, was $5.5 million and $4.3 million, respectively. The increase of $1.2 million in depreciation and amortization for 2003 as compared to 2002 is principally related to depreciation and amortization on recent additions to property, plant, and equipment.

We recognized special charges of $1.1 million during the three months ended September 30, 2002, related to our corporate relocation and transition. As of June 30, 2003 we had completed the relocation of our employees from Atlanta, Georgia to Denver, Colorado and paid the remaining special termination benefits and transition bonuses.

Other income and expenses

Dividend income for the three months ended September 30, 2003 was $6,000, compared to $374,000 for the three months ended September 30, 2002.

Interest income for the three months ended September 30, 2003 was $28,000, as compared to $0.1 million for the three months ended September 30, 2002. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings under our working capital credit facility and commodity margin loan.

Interest expense for the three months ended September 30, 2003 was $6.4 million, compared to $3.3 million during the three months ended September 30, 2002. Interest expense is as follows (in thousands):

	Three months ended September 30,
	2003	2002

Working capital credit facility	$1,823	$—
Senior subordinated notes	4,553	—
Former bank credit facility	—	1,745
Letters of credit	30	81
Commodity margin loan	18	65
Interest rate swap	—	1,402

Interest expense	$6,424	$3,293

Other financing costs, net for the three months ended September 30, 2003 were $0.8 million, compared to $0.2 million for the three months ended September 30, 2002. The increase of $0.6 million in other financing costs, net was due principally to an increase of approximately $0.6 million in amortization of deferred debt issuance costs and the absence of a gain on interest rate swap. During the three months ended September 30, 2002, we recognized an unrealized gain of $75,000 on our interest rate swap. On February 28, 2003, we settled our obligations under the swap agreement when we repaid our former bank revolving credit facility.

Income taxes

Income tax expense was $1.3 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, which represents an effective combined federal and state income tax rate of 40.0% and 38.0%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series A Convertible Preferred stock were $nil and $0.3 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in the current year dividend resulted from a reduction in the number of shares of Series A Convertible Preferred stock outstanding during the current period. On June 30, 2003, we redeemed the remaining 24,421 shares of Series A Convertible Preferred stock and warrants that were outstanding for a cash payment of approximately $24.4 million.

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $0.7 million for each of the three months ended September 30, 2003 and 2002. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock of approximately $80.9 million will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $72.9 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For each of the three months ended September 30, 2003 and 2002, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million.

LIQUIDITY, CAPITAL RESOURCES, AND COMMODITY PRICE RISK

At September 30, 2003, our current assets exceeded our current liabilities by $68.0 million, compared to $63.9 million at June 30, 2002. The increase of $4.1 million in working capital is due principally to an increase in inventories—discretionary volumes offset by a decrease in trade accounts receivable.

The decrease in trade accounts receivable of $43.1 million is due principally to the timing of cash collections on sales made during the three months ended September 30, 2003. Our gross revenues for the supply, distribution and marketing operations were approximately $777.8 million and $777.4 million for the one-month periods ended September 30, 2003 and June 30, 2003, respectively.

Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market at September 30, 2003 and June 30, 2003. Inventories—discretionary volumes are as follows (in thousands):

	September 30, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$191,322	5,964	$130,492	3,890
Volumes held for base operations	94,578	2,922	96,426	2,922

Inventories—discretionary volumes	$285,900	8,886	$226,918	6,812

Our volumes held for immediate sale or exchange are subject to price risk management. During the three months ended September 30, 2003, we increased our volumes held for immediate sale or exchange by approximately 2.1 million barrels principally to take advantage of favorable market conditions for distillate products.

Our volumes held for base operations, representing in-transit volumes on common carrier pipelines, generally are not subject to price risk management. Based on the level of our current operations, we have established our base operating inventory, exclusive of minimum volumes, at approximately 2.9 million barrels. Changes in our operation, such as the acquisition of additional terminals, may result in changes in the volume of our base operating inventory. The activity in our volumes held for base operations, exclusive of minimum volumes, is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$96,426	2,922
Lower of cost or market write-down	(1,848)	—

As of September 30, 2003	$94,578	2,922

Our inventories—minimum volumes, which are limited to tank bottoms and line fill in proprietary pipelines, are not held for sale or exchange in the ordinary course of business and, therefore, we do not manage the commodity price risks associated with this inventory. Our inventories—minimum volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost or market. Inventories—minimum volumes are as follows (in thousands):

	September 30, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Gasolines	$12,994	497	$13,020	497
Distillates	7,449	319	7,449	319
No. 6 oil	1,542	61	1,548	61

Inventories—minimum volumes	$21,985	877	$22,017	877

At September 30, 2003 and June 30, 2003, the weighted average adjusted cost basis of our inventories—minimum volumes was $0.60 per gallon. The activity in our inventories—minimum volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$22,017	877
Lower of cost or market write-down	(32)	—

As of September 30, 2003	$21,985	877

The following table indicates the maturities of our derivative contracts, including the credit quality of our counterparties to those contracts with unrealized gains at September 30, 2003.

	Fair value of contracts (in thousands)
	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 3 years	Total

Unrealized gain position—asset
Investment grade	$3,582	$—	$—	$3,582
Non-investment grade	2,300	486	—	2,786
No external rating	10,490	174	—	10,664

	16,372	660	—	17,032
Unrealized loss position—liability	(15,944)	(483)	—	(16,427)

Net unrealized loss position—liability	$428	$177	$—	$605

At September 30, 2003, the unrealized gain on our derivative contracts with non-investment grade counterparties was approximately $2.8 million. A single customer represented approximately $1.5 million of that unrealized gain. At September 30, 2003, we also had derivative contracts with that customer that were in an unrealized loss position of approximately $3.0 million. Therefore, the net unrealized loss on all of our derivative contracts with that customer was approximately $1.5 million at September 30, 2003.

The following table includes information about the changes in the fair value of our derivative contracts with that customer for the three months ended September 30, 2003 (in thousands):

Fair value at June 30, 2003	$(1,682)
Amounts realized or otherwise settled during the year	1,191
Change in fair value attributable to change in commodity prices	(987)

Fair value at September 30, 2003	$(1,478)

Capital expenditures for the three months ended September 30, 2003 were $6.3 million for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, capital expenditures for the remainder of the year ending June 30, 2004, are estimated to be less than $10.0 million. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Our Working Capital Credit Facility currently provides for a maximum borrowing line of credit that was the lesser of (i) $275 million and (ii) the borrowing base (as defined; $423.0 million at September 30, 2003). The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding. The borrowing base is a function of our cash, accounts receivable, inventory, exchanges, margin deposits, open positions of energy services and risk management contracts, outstanding letters of credit, and outstanding indebtedness as defined in the facility. At September 30, 2003, we had borrowings of $195 million outstanding and letters of credit of $15.3 million outstanding under the Working Capital Credit Facility. We also had the ability to borrow an additional $64.7 million under the facility based on the borrowing base computation at September 30, 2003. All outstanding borrowings under the Working Capital Credit Facility are due and payable on February 28, 2006.

On May 30, 2003, we consummated the sale and issuance of $200 million aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2010 ("Notes") and received proceeds of $194.5 million (net of underwriters' discounts of $5.5 million). We used the net proceeds from the offering of the Notes to repay the Term Loan. The Notes mature on June 1, 2010 and interest is payable semi-annually in arrears on each June 1 and December 1 commencing on December 1, 2003. The Notes are unsecured and subordinated to all of our existing and future senior debt. Upon certain change of control events, each holder of the Notes may require us to repurchase all or a portion of its notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest.

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

Net cash provided (used) by operating activities was $(16.9) million for the three months ended September 30, 2003, as compared to $28.7 million for the three months ended September 30, 2002.

Net cash provided (used) by investing activities was $(7.4) million for the three months ended September 30, 2003, as compared to $(2.7) million for the year ended September 30, 2002.

Net cash provided (used) by financing activities was $14.3 million for the three months ended September 30, 2003, as compared to $(41.3) million for the three months ended September 30, 2002.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2003, in addition to the interim consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended June 30, 2003.

Relative month-end commodity prices per gallon from June 30, 2001 to September 30, 2003 (NYMEX close on the last day of the month) are as follows:

	Crude oil	Heating oil	Gasoline

6/30/01	$.625	$.709	$.721
7/31/01	$.627	$.697	$.732
8/31/01	$.648	$.766	$.806
9/30/01	$.558	$.664	$.680
10/31/01	$.504	$.598	$.552
11/30/01	$.463	$.532	$.534
12/31/01	$.472	$.551	$.573
1/31/02	$.464	$.523	$.559
2/28/02	$.518	$.563	$.581
3/31/02	$.626	$.669	$.825
4/30/02	$.650	$.689	$.823
5/31/02	$.603	$.630	$.738
6/30/02	$.640	$.680	$.794
7/31/02	$.643	$.676	$.830
8/31/02	$.690	$.748	$.814
9/30/02	$.725	$.802	$.814
10/31/02	$.648	$.744	$.864
11/30/02	$.640	$.757	$.734
12/31/02	$.743	$.866	$.865
1/31/03	$.798	$.959	$.976
2/28/03	$.871	$1.256	$1.038
3/31/03	$.739	$.792	$.944
4/30/03	$.614	$.761	$.843
5/31/03	$.704	$.754	$.868
6/30/03	$.719	$.781	$.870
7/31/03	$.727	$.793	$.902
8/31/03	$.752	$.819	$1.093
9/30/03	$.695	$.778	$.887

Our risk management policy currently allows our management team the discretion to manage the commodity price risk relating to up to 500,000 barrels of our base operating inventory volumes, which would reduce the total unmanaged inventory (base operating volumes and minimum volumes) to approximately 3.3 million barrels, or to leave unmanaged up to 500,000 barrels of our discretionary inventory held for immediate sale or exchange, which would increase our total unmanaged inventory to approximately 4.3 million barrels. We decide whether to manage the commodity price risk relating to a portion of our base operating inventory or to leave a portion of our discretionary inventory unmanaged depending on our expectations of future market changes. To the extent that we do not manage the commodity price risk relating to a portion of our inventory and commodity prices move adversely, we could suffer losses on that inventory. If, however, prices move favorably, we would realize a gain on the sale of the inventory that we would not realize if substantially all of our inventory was managed. At September 30, 2003, we were subject to commodity price risk on approximately 157,000 barrels of discretionary inventories held for immediate sale or exchange because those barrels were not offset with risk management contracts or future contractual delivery obligations.

When we purchase refined petroleum products, we generally enter into NYMEX futures contracts to protect against price fluctuations for the underlying commodity. Futures contracts are obligations to purchase or sell a specific volume of inventory at a fixed price at a future date. The NYMEX requires an initial margin deposit to open a futures contract. At September 30, 2003 and June 30, 2003, we had approximately $7.2 million and $5.2 million, respectively, on deposit to cover our initial margin requirements on open NYMEX futures contracts. NYMEX futures contracts also require daily settlements for changes in commodity prices. Unfavorable commodity price changes subject us to variation margin calls that require us to make cash payments to the NYMEX in amounts that may be material. At September 30, 2003, a $0.05 per gallon unfavorable change in commodity prices would have required us to make a cash payment of approximately $2.1 million to cover the variation margin. Conversely, a $0.05 per gallon favorable change in commodity prices would have permitted us to receive approximately $2.1 million. We use our credit lines to fund these margin calls, but such funding requirements could exceed our ability to access capital. We have the contractual right to request that the counterparties to our supply management services contracts post additional letters of credit or make additional cash deposits with us to assist us in meeting our obligations to cover our margin requirements.

At September 30, 2003 and June 30, 2003, a $0.05 per gallon unfavorable change in commodity prices relative to our open positions in derivative sales and purchase contracts and risk management contracts would have resulted in the recognition of a loss (realized and unrealized) of approximately $11.2 million and $6.0 million, respectively. However, the fair value of our discretionary inventory held for immediate sale or exchange would have increased by approximately $11.5 million and $6.1 million at September 30, 2003 and June 30, 2003, respectively. The gain from the increase in the fair value of our discretionary inventory volumes held for immediate sale or exchange may not be recognized for financial reporting purposes until those volumes have been sold to customers, which may be in an accounting period subsequent to the accounting period in which the losses on derivative contracts and risk management contracts are recognized.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our

Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred subsequent to September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

10.1	Letter Agreement dated as of October 9, 2003 between LB I Group Inc. and TransMontaigne Inc.
10.2	Letter Agreement dated as of October 8, 2003 between First Reserve Corporation and TransMontaigne Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K:

A Current Report on Form 8-K filed on October 7, 2003 contained disclosures under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting the Company's September 29, 2003 earnings press release for its fourth fiscal quarter and year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 14, 2003	TRANSMONTAIGNE INC. (Registrant)
	By:	/s/ DONALD H. ANDERSON Donald H. Anderson President and Chief Executive Officer
/s/ RANDALL J. LARSON Randall J. Larson Executive Vice President, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.1	Letter Agreement dated as of October 9, 2003 between LB I Group Inc. and TransMontaigne Inc.
10.2	Letter Agreement dated as of October 8, 2003 between First Reserve Corporation and TransMontaigne Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.