Form 10-K/A
period 2003-06-30
TRANSMONTAIGNE INC
filed 2004-02-17
CIK 755199

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the "Amendment") amends TransMontaigne Inc.'s Annual Report on Form 10-K for the year ended June 30, 2003, filed by TransMontaigne (the "Company," "we" or "us") on September 29, 2003 ("Original Form 10-K"), as amended by Amendment No. 1 on Form 10-K/A filed on October 27, 2003. We are filing this Amendment to amend in their entirety the following sections of the Original Form 10-K: "Item 1—Business;" "Item 2—Properties;" "Item 6—Selected Financial Data;" "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations;" "Item 7A—Quantitative and Qualitative Disclosures about Market Risk;" "Item 8—Financial Statements and Supplementary Data;" and "Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K."

For the reader's ease of reference, we also are providing Items 3, 4, 5, 9 and 9A in this Amendment, although these sections have not been modified from the versions that were included in the Original Form 10-K.

In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report on Form 10-K filed on September 29, 2003, as amended by Amendment No. 1 on Form 10-K/A filed on October 27, 2003.

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

iii.
any statements preceded by, followed by or that include the words "may," "seeks," "believes," "expects," "anticipates," "intends," "continues," "estimates," "plans," "targets," "predicts," "attempts," "is scheduled," or similar expressions; and

iv.
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

We own and operate terminal infrastructure that handles refined petroleum products and other commercial liquids with transportation connections by pipelines, tankers, barges, rail cars and trucks to our facilities or to third-party facilities. At our terminals, we provide throughput, storage, injection and distribution related services to distributors, marketers, retail gasoline station operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. At June 30, 2003, we owned and operated 55 terminals with an aggregate capacity of approximately 21.0 million barrels.

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

TransMontaigne Inc. is a holding company that conducts it operations through four primary subsidiaries: TransMontaigne Product Services Inc., which owns the majority of our terminaling and pipeline facilities and conducts the majority of our supply, distribution and marketing operations; Coastal Fuels Marketing, Inc., which owns the Florida marine terminals and conducts supply, distribution and marketing operations principally to marine vessels and power generation plants; Coastal Tug and Barge, Inc., which owns and operates our fleet of tugboats and barges and provides transportation services; and TransMontaigne Transport Inc., which operates our turbo prop aircraft to transport our personnel among locations.

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

We own and operate terminal infrastructure of 55 terminals with approximately 21.0 million barrels of aggregate capacity that handles refined petroleum products and other commercial liquids. At our terminals, we provide throughput, storage, injection and other distribution related services to wholesalers, distributors, marketers, retail gasoline station operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. We currently own and operate the following terminal facilities:

–>
31 terminals with approximately 9.2 million barrels of capacity, located at various points along the Plantation and Colonial pipeline corridor, which extends from the Gulf Coast through the Southeast, Mid-Atlantic and Northeast regions;

–>
15 terminals with approximately 3.5 million barrels of capacity, located in the Midwest and upper and lower Mississippi River areas;

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

With the addition of the Coastal Fuels assets, we have significantly expanded our existing Florida operations at our Port Everglades and Tampa terminals. In addition, the acquisition of the Coastal Fuels assets provide the following benefits:

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

Norfolk, Virginia terminal

On October 1, 2003, we closed on the purchase of a 900,000 barrel terminal in Norfolk, Virginia, which increased our supply, distribution and marketing presence in the Mid-Atlantic market. The strategic reasons for acquiring the Norfolk terminal included:

–>
an opportunity to realize operating synergies by combining these operations with our existing Norfolk, Virginia terminal;

–>
the acquired terminal provides us with additional storage in the market; and

–>
the terminal has a docking facility that will permit us to receive shipments from and deliver shipments to the water.

Risk management

Our risk management committee, composed of senior executives of TransMontaigne, has established risk management policies to monitor and manage price risks. Our risk management strategy generally is intended to maintain a balanced position of forward sale and forward purchase commitments, discretionary inventories held for immediate sale or exchange and risk management contracts, thereby reducing exposure to commodity price fluctuations. We evaluate our exposure to commodity price risk from an overall portfolio basis that considers the continuous movement of discretionary inventory volumes held for immediate sale or exchange and our obligations to deliver products at fixed prices through our sales contracts and supply management contracts. Our physical inventory position, which includes firm commitments to buy and sell product, is reconciled daily through the use of our inventory monitoring equipment and software and that net position is offset with risk management contracts, principally futures contracts on the NYMEX. Futures contracts are obligations to purchase or sell a specific volume of product at a fixed price at a future date.

We purchase product primarily from refineries along the Gulf Coast in Texas and Louisiana. To the extent that we have physical inventory or purchase commitments without corresponding agreements to sell the product for physical delivery to third parties, we enter into a futures contract on the NYMEX to sell product at a specified future date and, thereby, reduce our exposure to changes in commodity prices. Upon sale of the physical inventory of product to a third party, we enter into a futures contract that offsets all or a portion of the original futures contract and, effectively, cancels our original NYMEX position to the extent of the product sold. If there is correlation in price changes between the forward price curve in the futures market and the value of physical products in the cash market, the net losses on our risk management activities should be offset by the net operating margins we receive when we sell the underlying discretionary inventory. Therefore, in order to effectively manage commodity price risk, we must predict when we will sell the underlying product. If we fail to accurately predict the timing of those future sales, and the product remains in our inventory longer than the expiration date of the futures contract, we must settle the old futures contract and enter into a new futures contract to sell the product to manage the commodity price risk against the same inventory. We refer to this as "rolling" the risk management contracts. Furthermore, we may be unable to precisely match the underlying product in our futures contracts with the exact type of product in our physical inventory. To the extent that price fluctuations of the product covered by the NYMEX futures contract does not match the price fluctuations of the product in our physical inventory, our exposure may not be mitigated.

We also manage our exposure to commodity price risks in our supply management services business. At the execution of each contract for which we provide price management solutions, we either purchase an appropriate supply of motor fuel or we enter into NYMEX futures contracts in volumes equal to the customer's contractual commitment to purchase product to mitigate our exposure to commodity price fluctuations throughout the contract period. However, with respect to a portion of our contracts, we are unable to precisely match the underlying product in our risk management contract to the exact type of product contemplated by our sales contract, delivered fuel price management contract or retail price management contract. To the extent that the price fluctuations of the product covered in our sales contracts do not match the price fluctuations of the product covered by the NYMEX futures contract that we use, our exposure may not be entirely mitigated.

There are certain risks that we either do not attempt to manage or that cannot be completely managed. For example, we generally do not manage the price risk relating to basis differentials. We attempt to capitalize on basis differentials by transporting product to the delivery location that maximizes the value of the product to us. These basis differentials create opportunities for increased operating margins when we successfully exploit the highest value location for sales of our discretionary inventories of products. However, the margins created from exploiting these market inefficiencies do not occur evenly or predictably from period to period and may cause fluctuations in our results of operations.

Our existing operations require us to maintain base operating inventory volumes of approximately 2.9 million barrels, consisting primarily of product in transit on common carrier pipelines. We also maintain product linefill and tank bottom volumes of approximately 0.9 million barrels in our terminals and pipelines. Our base operating inventory volumes and product linefill and tank bottom volumes are collectively referred to by us as our minimum volumes. We generally do not manage the commodity price risk relating to minimum volumes because these volumes generally are not available for immediate sale or exchange. As a result, any futures contracts used to manage the commodity price risk relating to the minimum volumes would have to be continuously rolled from period to period, which, during unfavorable market conditions, would result in a realized loss on the futures contract without the realization of an offsetting gain in the value of the base operating inventory. Changes in our operation, such as the acquisition of additional terminals, may result in changes to our minimum volumes.

Our risk management policy, however, allows our management team the discretion under certain market conditions to manage the commodity price risk relating to up to 500,000 barrels of our base operating inventory, which would reduce the unmanaged inventory to approximately 3.3 million barrels, or to leave unmanaged up to 500,000 barrels of our discretionary inventory available for immediate sale or exchange, which would increase our unmanaged inventory to approximately 4.3 million barrels. Management is allowed this discretion in order to create the opportunity to capture financial gains, or prevent financial losses, on predictable price movements with respect to up to 500,000 barrels of physical product. We decide whether to manage the commodity price risk relating to a portion of our base operating inventory or to leave a portion of our discretionary inventory available for immediate sale or exchange unmanaged depending on our expectations of future market changes. To the extent that we do not manage the commodity price risk relating to a portion of our inventory and commodity prices move adversely, we could suffer losses on that inventory. If, however, prices move favorably, we would realize a gain on the sale of the inventory that we would not realize if substantially all of our inventory was managed.

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

Competitive Strengths

We believe that we have the following competitive strengths, which allow us to take advantage of the industry trends outlined above:

Significant asset base and shipping history

The Gulf Coast is a large shipper of refined petroleum products to the Midwest and East Coast regions. We have a geographically diverse network of terminals that allows us to take advantage of the differences between supply in the Gulf Coast and demand in the Midwest and East Coast. Our size, both in terms of number of terminals and total storage capacity, compares favorably with any integrated oil company. Regionally, in the Southeast region and in Florida, we have the largest amount of aggregate terminal storage capacity.

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

We believe that we will be able to further capitalize on our network of terminals in the Gulf Coast, Midwest and East Coast following implementation of the new sulfur standards promulgated by the EPA. We anticipate that refining companies will be required to make significant capital expenditures to upgrade facilities to comply with such new sulfur regulations. Because of the technical sophistication and the capital outlays that will be required for compliance with such regulations, we expect that the large oil companies with major refining operations in the Gulf Coast will gain a competitive advantage over the smaller independent refiners. We believe that this will lead to more petroleum product shipment from the Gulf Coast to the Midwest and the East Coast, and require additional storage capacity in the Midwest and East Coast, providing additional growth opportunities for us.

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

Technology and back-office infrastructure

We have assembled monitoring equipment and software to create an integrated, flexible system that allows us to effectively manage petroleum products throughout our terminal, pipeline and water-borne infrastructure on a real time basis.

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

Environmental Matters

Our operations are subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and which require expenditures for remediation at various operating facilities, as well as expenditures in connection with the construction of new facilities. We believe that our operations and facilities are in material compliance with applicable environmental regulations. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and we anticipate that there will be continuing changes in the future. The trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for us and other businesses throughout the United States, and the costs of compliance with environmental laws and regulations may continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program to comply with environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate costs of compliance.

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

Contamination resulting from spills or releases of refined petroleum products is an inherent risk in the petroleum terminal and pipeline industry. To the extent that groundwater contamination requiring remediation exists around the assets we own as a result of past operations, we believe any such contamination can be controlled or remedied without having a material adverse effect on our financial condition. However, such costs are often unpredictable and are site specific and, therefore, the effect may be material in the aggregate.

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

Water permits are required for various types of terminal stormwater discharges. There are no TransMontaigne terminal locations that discharge any type of process wastewater. Such discharges generally fall into two categories: petroleum contact and non-contact. The sources of contact water are the truck loading operations at some of the terminals. Many TransMontaigne terminal locations do not have contact water discharges, and thus no need for discharge permits, by virtue of employment of closed-loop water handling systems. The water generated in these systems is transported offsite and disposed of properly. At locations where contact water is discharged on site, permit conditions dictate control technology requirements, effluent limitations and confirmation sampling. Non-contact stormwater is generated at most terminal locations, primarily from rainfall collection in aboveground storage tank secondary containment enclosures or dikes. Various types of permits regulate these discharges, with most being "General" state-wide industry specific mechanisms. The cost involved in obtaining and renewing these permits is not material.

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

Employees

We had 654 employees at October 26, 2003. No employees are subject to representation by unions for collective bargaining purposes.

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

Comdata®, Comcheck®, MasterCard® and other registered trademarks referred to herein are the property of their respective owners.

ITEM 2.    PROPERTIES

The locations and approximate shell capacity of our terminals (all of which are owned by us) as of June 30, 2003 are as follows:

Locations	Approximate Shell Capacity (in barrels)	Locations	Approximate Shell Capacity (in barrels)

Colonial/Plantation Facilities:		Upper River Facilities:
Albany, GA	131,000	Evansville, IN	239,000
Americus, GA	31,000	Greater Cincinnati, KY	191,000
Athens, GA	77,000	Henderson, KY	273,000
Atlanta, GA	116,000	New Albany, IN	219,000
Bainbridge, GA	99,000	Louisville, KY	138,000
Belton, SC	130,000	Cape Girardeau, MO	140,000
Belton, SC	297,000	East Liverpool, OH	219,000
Birmingham, AL	370,000	Owensboro, KY	152,000
Charlotte, NC	223,000	Paducah, KY Complex	306,000

Charlotte, NC	324,000	Total	1,877,000

Collins, MS	138,000
Collins, MS (Pipeline Injection Facility)	1,470,000	Lower River Facilities:
Doraville, GA	436,000	Baton Rouge, LA—Dock facility	—
Fairfax, VA	502,000	Arkansas City, AR	773,000
Greensboro, NC	181,000	Greenville, MS Complex	396,000

Greensboro, NC	484,000	Total	1,169,000

Griffin, GA	51,000
Lookout Mountain, GA	109,000	Brownsville Facilities:
Macon, GA	100,000	Brownsville, TX Complex	2,257,000

Meridian, MS	82,000	Total	2,257,000

Montgomery, AL	59,000
Montvale, VA	489,000	Florida Facilities:
Norfolk, VA	380,000	Pensacola, FL	272,000
Purvis, MS	870,000	Port Everglades, FL	369,000
Purvis, MS	135,000	Tampa, FL	475,000

Rensselaer, NY	530,000	Total	1,116,000

Richmond, VA	459,000
Rome, GA	59,000	Coastal Fuels Terminals:
Selma, NC	507,000	Jacksonville, FL	385,000
Spartanburg, SC	85,000	Cape Canaveral, FL	708,000
Spartanburg, SC	305,000	Port Everglades, FL	1,650,000

Total	9,229,000	Fisher Island, FL	670,000

		Port Manatee/Tampa, FL	1,517,000

Midwest Facilities:		Total	4,930,000

Mount Vernon, MO	215,000
Rogers, AR	171,000
Chippewa Falls, WI	126,000

Total	512,000	TOTAL CAPACITY	21,090,000

The names, approximate length in miles and geographical locations of our pipelines as of June 30, 2003 are as follows:

Pipeline Name	Approximate Miles of Pipeline	Geographical Location

Razorback	67	Mt. Vernon, Missouri south to Rogers, Arkansas
CETEX	220	East Texas area—north of Tyler, Texas

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

	Years Ended June 30,
	2003(4)	2002	2001	2000	1999

	(As restated)
	(dollars in thousands)
Statement of Operations Data:
Supply, distribution and marketing:
Revenues	$8,241,001	$6,001,170	$5,182,492	$5,014,752	$2,935,550
Less costs of products sold and other direct costs and expenses	(8,190,918)	(5,932,423)	(5,136,174)	(4,995,899)	(2,914,272)

Net operating margin(1)	50,083	68,747	46,318	18,853	21,278

Terminals, pipelines, and tugs and barges:
Revenues	82,988	63,386	79,707	78,522	56,374
Direct operating costs and expenses	(35,196)	(27,668)	(33,817)	(34,268)	(24,678)

Net operating margin(1)	47,792	35,718	45,890	44,254	31,696

Natural gas services:
Revenues	—	—	—	18,249	55,137
Direct operating costs and expenses	—	—	—	(7,759)	(43,167)

Net operating margin(1)	—	—	—	10,490	11,970

Total net operating margins(1)	$97,875	$104,465	$92,208	$73,597	$64,944

Total net operating margins(1)	$97,875	$104,465	$92,208	$73,597	$64,944
Costs and expenses:
Selling, general and administrative	(40,491)	(35,211)	(34,072)	(41,680)	(17,990)
Depreciation and amortization	(19,371)	(16,556)	(19,510)	(22,344)	(16,775)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(633)	(12,963)	(18,318)	—	—
Corporate relocation and transition	(1,449)	(6,316)	—	—	—
Impairment of long-lived assets	—	—	—	(50,136)	—

Operating income (loss)	35,931	33,419	20,308	(40,563)	30,179
Interest expense, net	(14,419)	(11,837)	(15,215)	(25,121)	(23,575)
Other expense	(4,902)	(7,546)	(9,235)	(5,350)	(3,210)
Gain (loss) on disposition of assets, net	—	(13)	22,146	13,930	—

Earnings (loss) before income taxes	16,610	14,023	18,004	(57,104)	3,394
Income (taxes) benefit	(8,510)	(5,465)	(6,666)	19,167	(1,455)

Earnings (loss) before cumulative effect of a change in accounting principle	8,100	8,558	11,338	(37,937)	1,939
Cumulative effect adjustment, net of tax benefit	(1,297)	—	—	—	—

Net earnings (loss)	6,803	8,558	11,338	(37,937)	1,939
Preferred stock dividends, net	(3,984)	(11,351)	(8,963)	(8,506)	(2,274)

Net earnings (loss) attributable to common stockholders	$2,819	$(2,793)	$2,375	$(46,443)	$(335)

Earnings (loss) per common share:
Basic	.07	(.09)	.08	(1.52)	(.01)
Diluted	.07	(.09)	.08	(1.52)	(.01)

	Years Ended June 30,
	2003(4)		2002		2001		2000	1999

	(As restated)
	(dollars in thousands)
Other Financial Data:
Net cash provided (used) by operating activities	$33,323		$(101,512)		$51,936		$267,526	$(68,861)
Net cash provided (used) by investing activities	$(170,625)		$102,778		$(18,969)		$77,902	$(467,040)
Net cash provided (used) by financing activities	$134,419		$3,811		$(61,130)		$(305,417)	$522,613
Total debt to total capital	57.0%		39.0%		30.5%		38.4%	57.0%
Ratio of earnings to fixed charges(2)	1.8	x	1.6	x	1.6	x	—	1.1	x
	June 30,
	2003(4)	2002	2001	2000	1999

	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,969	$30,852	$25,775	$53,938	$13,927
Working capital(3)	$63,946	$168,092	$31,934	$134,807	$356,602
Total assets	$986,069	$735,328	$712,365	$834,572	$1,106,009
Total debt	$379,534	$198,312	$150,000	$206,995	$497,672
Total preferred stock	$79,329	$105,360	$174,825	$170,115	$170,115
Total common stockholders' equity	$210,269	$205,350	$167,550	$161,983	$205,936

(1)
Net operating margins represents revenues, less cost of product sold and other direct operating costs and expenses.

(2)
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

(3)
Working capital is defined as current assets less current liabilities.

(4)
The consolidated financial statements include the results of operations of the Coastal Fuels assets from the closing date of the transaction (February 28, 2003).

(5)
The consolidated statement of operations for the year ended June 30, 2003 has been restated (see Note 1(c) of Notes to consolidated financial statements).

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

Inventories—Discretionary Volumes Held for Immediate Sale or Exchange.    At June 30, 2003, we held products for sale or exchange in the ordinary course of business with a cost basis of approximately $130.5 million and a fair value of approximately $136.4 million. At June 30, 2003, our inventories—discretionary volumes held for immediate sale or exchange are carried at the lower of cost or market value in the accompanying consolidated balance sheet. For purposes of evaluating the financial performance of our business segments, we reflect our inventories—discretionary volumes held for immediate sale or exchange are reflected at market value. The market value of our inventories—discretionary volumes held for immediate sale or exchange is based on quoted prices, when available. Our refined petroleum products inventories are traded in large fungible bulk markets (Pasadena, TX, New York Harbor, Chicago, IL, Tulsa, OK refining area, and Los Angeles, CA); and in city-specific wholesale markets. Quoted market prices (e.g., NYMEX, Platt's—Bulk, and OPIS—Wholesale) are readily available for these markets.

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

SUBSEQUENT EVENTS

On May 30, 2003, we sold the Senior Subordinated Notes in a private placement transaction that was exempt from registration under the Federal Securities Act of 1933. We also entered into a registration rights agreement requiring us to make an exchange offer. On July 22, 2003, we filed a registration statement on Form S-4 with the Securities and Exchange Commission to effect the exchange offer. The registration rights agreement also requires us to use our best efforts to cause the registration statement filed with respect to the exchange offer to be declared effective by October 27, 2003 and consummate the exchange offer no later than December 26, 2003. If we do not do so, additional interest payments will be payable on the Senior Subordinated Notes. The exchange offer was not consummated as of December 26, 2003 and, therefore, we are accruing additional interest of 0.5% on the Senior Subordinated Notes until the exchange offer is consummated (resulting in a total coupon rate of 9.625%). As of February 17, 2004, the registration statement on Form S-4 has not been declared effective by the staff of the Securities and Exchange Commission.

RESULTS OF OPERATIONS—BUSINESS SEGMENTS

Under SFAS No. 131, we are required to report measures of profit and loss that are used by our chief operating decision maker (our CEO) in assessing the financial performance of our business segments. Our CEO assesses the financial performance of each of our reportable segments using a financial performance measure, which we refer to as "adjusted net operating margins." There are no differences between the financial performance measure, "adjusted net operating margin," used by our CEO in evaluating the performance of our terminals, pipelines, and tugs and barges segment and the net operating margins reported for that segment in our accompanying historical financial statements. Our CEO assesses the "adjusted net operating margins" of our supply, distribution, and marketing segment using financial information that is prepared pursuant to the mark-to-market method of accounting. "Adjusted net operating margins" for the supply, distribution and marketing segment differs from net operating margins for that segment as presented in our accompanying historical statement of operations due to the treatment of our inventories—discretionary volumes. In determining our "adjusted net operating margins" for our supply, distribution and marketing segment, inventories—discretionary volumes held for immediate sale or exchange are reflected at fair value, which matches the treatment of our derivative and risk management contracts. Therefore, the effects of changes in the fair value of our inventories—discretionary volumes held for immediate sale or exchange are included in "adjusted net operating margins" attributable to our supply, distribution and marketing segment in the period in which the fair value actually changes. "Adjusted net operating margins" also excludes the lower of cost or market write-downs on our inventories—base operating volumes from our net operating margins attributable to our supply, distribution and marketing segment.

Because our inventories—discretionary volumes are composed of refined petroleum products, which are commodities with established trading markets and readily ascertainable market prices, we believe that the financial performance of our supply, distribution and marketing segment can be appropriately evaluated using the mark-to-market method rather than the lower-of-cost-or-market method of accounting for our inventories—discretionary volumes held for immediate sale or exchange. As a result of the implementation of EITF 02-03, our inventories—discretionary volumes are carried at the lower of cost or market, while our derivative and risk management contracts are carried at fair value. As a result, if commodity prices are increasing during the end of a quarter, we may report significant losses on derivative and risk management contracts and significant deferred gains on discretionary inventory volumes held for immediate sale or exchange at the end of that quarter and report significant gains on our beginning inventories—discretionary volumes held for immediate sale or exchange when they are sold in the following quarter.

Supply, distribution and marketing—adjusted net operating margins

The adjusted net operating margins attributable to our supply, distribution and marketing segment declined to $55.3 million in 2003 from $68.7 million in 2002. During the three months ended September 30, 2001, a disruption at a Chicago refinery resulted in significant volatility in basis differentials, which created significant light oil margin opportunities. That type of opportunity did not reoccur during 2003. The adjusted net operating margins from our light oil marketing declined to $37.1 million in 2003 from $54.8 million in 2002. The adjusted net operating margins from our supply management services also declined slightly to $13.0 million in 2003 from $13.9 million in 2002. The Coastal Fuels assets, which we acquired on February 28, 2003, contributed heavy oil margins of approximately $6.3 million during the year ended June 30, 2003.

Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for each of the quarters in the year ended June 30, 2003 are summarized below (in thousands):

	Three Months Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	Year Ended June 30, 2003
Supply, distribution and marketing:
Light oil margins	$5,825	$9,545	$8,109	$13,658	$37,137
Heavy oil margins	—	—	2,489	3,810	6,299
Supply management services margins	4,382	3,158	3,530	1,947	13,017
Trading margins, net	(2,595)	640	30	786	(1,139)

Adjusted net operating margins	$7,612	$13,343	$14,158	$20,201	$55,314

Reconciliation to net operating margins:
Adjusted net operating margins	$7,612	$13,343	$14,158	$20,201	$55,314
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	—	12,644	33,490	—	12,644
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	—	(33,490)	—	(5,855)	(5,855)
Change in FIFO cost basis of base operating inventory volumes	—	(1,421)	9,723	(7,887)	415
Lower of cost or market write-downs on base operating inventory volumes	—	—	(12,412)	(23)	(12,435)

Net operating margins—historical financial statements	$7,612	$(8,924)	$44,959	$6,436	$50,083

Prior to October 1, 2002, our inventories—discretionary volumes held for immediate sale or exchange were carried at fair value with changes in fair value included in net operating margins in the period of the change in value. Effective October 1, 2002, we adjusted the carrying amount of inventories—discretionary volumes to the lower of cost (FIFO) or market pursuant to the requirements of EITF 02-03. As of October 1, 2002, the fair value of our inventories—discretionary volumes held for immediate sale or exchange exceeded their cost basis by approximately $12.6 million. The "Gains recognized on beginning inventories—discretionary volumes" represents the net operating margins recognized on the subsequent sale of those inventories to customers during the three months ended December 31, 2002. During the last half of December 2002, we experienced significant increases in commodity prices, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at December 31, 2002 exceeding their cost basis by approximately $33.5 million. That excess was recognized in net operating margins during the three months ended March 31, 2003, which was the period in which those discretionary inventory volumes were sold to customers. During the last half of June 2003, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at June 30, 2003 exceeding their cost basis by approximately $5.9 million. That excess is expected to be recognized in net operating margins during the three months ended September 30, 2003, which is the period in which those discretionary inventory volumes are expected to be sold to customers.

Prior to October 1, 2002, our base operating inventory volumes were carried at original cost adjusted for impairment write-downs to current market values. Effective October 1, 2002, we adjusted the carrying amount of our base operating inventory to the lower of cost (FIFO) or market pursuant to the requirements of EITF 02-03. For the three months ended December 31, 2002, we reduced the carrying amount of our base operating inventory volumes by approximately $1.4 million due to lower commodity prices during December 2002 as compared to September 2002. For the three months ended March 31, 2003, we increased the carrying amount of our base operating inventory volumes by approximately $9.7 million due to higher commodity prices during March 2003 as compared to December 2002. For the three months ended June 30, 2003, we reduced the carrying amount of our base operating inventory volumes by approximately $7.9 million due to lower commodity prices during June 2003 as compared to March 2003.

During the three months ended March 31, 2003 and June 2003, we recognized impairment losses of approximately $12.4 million and $23,000, respectively, due to the application of the lower of cost or market rule on our base operating inventory volumes.

For the years ended June 30, 2002 and 2001, our adjusted net operating margins for the supply, distribution and marketing segment are identical to the net operating margins for such segment described under "Results of Operations—Historical Financial Statements." Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for each of the quarters in the years ended June 30, 2002 and 2001 are summarized below (in thousands):

	Three Months Ended
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	Year Ended June 30, 2002
Supply, distribution and marketing:
Light oil margins	$27,155	$11,180	$11,347	$5,121	$54,803
Supply management services margins	(721)	1,484	9,144	3,981	13,888
Trading margins, net	1,165	1,065	(385)	(1,789)	56

Adjusted net operating margins	$27,599	$13,729	$20,106	$7,313	$68,747

	Three Months Ended
	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	Year Ended June 30, 2001
Supply, distribution and marketing:
Adjusted net operating margins	$8,310	$10,865	$14,640	$12,503	$46,318

Terminals, pipelines, tugs and barges—adjusted net operating margins

Our adjusted net operating margins for the terminal, pipelines, tugs and barges segment are identical to the net operating margins for such segment described under "Results of Operations—Historical Financial Statements." Selected quarterly adjusted net operating margins for the terminal, pipelines, tugs and barges segment for each of the quarters in the years ended June 30, 2003, 2002 and 2001 are summarized below (in thousands):

	Three Months Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	Year Ended June 30, 2003
Terminals, pipelines and tugs and barges:
Historical facilities	$10,928	$10,745	$10,874	$9,837	$42,384
Coastal fuels assets	—	—	1,676	3,732	5,408

Net operating margins	$10,928	$10,745	$12,550	$13,569	$47,792

	Three Months Ended
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	Year Ended June 30, 2002
Terminals and pipelines:
Historical facilities	$7,669	$8,513	$9,596	$9,268	$35,046
Assets disposed	672	—	—	—	672

Net operating margins	$8,341	$8,513	$9,596	$9,268	$35,718

	Three Months Ended
	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	Year Ended June 30, 2001
Terminals and pipelines:
Historical facilities	$8,794	$9,102	$8,197	$9,389	$35,482
Assets disposed	3,558	2,929	2,023	1,898	10,408

Net operating margins	$12,352	$12,031	$10,220	$11,287	$45,890

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

Selected annual results of operations data are summarized below (in thousands):

	Years ended June 30,
	2003	2002	2001
Net operating margins(1):
Supply, distribution and marketing	$50,083	$68,747	$46,318
Terminals and pipelines	47,792	35,718	45,890

Total net operating margins	97,875	104,465	92,208
Selling, general and administrative expenses	(40,491)	(35,211)	(34,072)
Depreciation and amortization	(19,371)	(16,556)	(19,510)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(633)	(12,963)	(18,318)
Corporate relocation and transition	(1,449)	(6,316)	—

Operating income	35,931	33,419	20,308
Dividend income from petroleum related investments	374	1,450	3,060
Interest income	286	599	2,555
Interest expense and other financing costs, net	(19,981)	(21,432)	(30,065)
Gain (loss) on disposition of assets, net	—	(13)	22,146

Earnings before income taxes	16,610	14,023	18,004
Income tax expense	(8,510)	(5,465)	(6,666)

Earnings before cumulative effect adjustment	8,100	8,558	11,338
Cumulative effect of a change in accounting principle	(1,297)	—	—

Net earnings	6,803	8,558	11,338
Preferred stock dividends, net	(3,984)	(11,351)	(8,963)

Net earnings (loss) attributable to common stockholders	$2,819	$(2,793)	$2,375

(1)
Net operating margins represent net revenues, less direct operating costs and expenses.

Selected quarterly results of operations data for each of the quarters in the three-year period ended June 30, 2003 are summarized below (in thousands):

	Three months ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	Year ended June 30, 2003
Net operating margins:
Supply, distribution and marketing	$7,612	$(8,924)	$44,959	$6,436	$50,083
Terminals, pipelines and tugs and barges	10,928	10,745	12,550	13,569	47,792

Total net operating margins	18,540	1,821	57,509	20,005	97,875
Selling, general, and administrative	(9,331)	(8,775)	(10,440)	(11,945)	(40,491)
Depreciation and amortization	(4,256)	(4,293)	(4,851)	(5,971)	(19,371)
Lower of cost or market write-downs on product linefill and tank bottom volumes	—	—	(633)	—	(633)
Corporate relocation and transition	(1,084)	(365)	—	—	(1,449)

Operating income (loss)	3,869	(11,612)	41,585	2,089	35,931
Other income (expense), net	(3,004)	(2,001)	(5,484)	(8,832)	(19,321)
Income tax (expense) benefit	(329)	5,173	(13,722)	368	(8,510)
Cumulative effect adjustment	—	(1,297)	—	—	(1,297)

Net earnings (loss)	$536	$(9,737)	$22,379	$(6,375)	$6,803

	Three months ended
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	Year ended June 30, 2002
Net operating margins:
Supply, distribution and marketing	$27,599	$13,729	$20,106	$7,313	$68,747
Terminals and pipelines	8,341	8,513	9,596	9,268	35,718

Total net operating margins	35,940	22,242	29,702	16,581	104,465
Selling, general, and administrative	(8,465)	(8,185)	(8,955)	(9,606)	(35,211)
Depreciation and amortization	(4,282)	(4,024)	(4,143)	(4,107)	(16,556)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(849)	(12,114)	—	—	(12,963)
Corporate relocation and transition	—	—	(315)	(6,001)	(6,316)

Operating income (loss)	22,344	(2,081)	16,289	(3,133)	33,419
Other expense, net	(6,811)	(2,660)	(2,200)	(7,725)	(19,396)
Income tax (expense) benefit	(5,902)	1,801	(5,354)	3,990	(5,465)

Net earnings (loss)	$9,631	$(2,940)	$8,735	$(6,868)	$8,558

	Three months ended
	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	Year ended June 30, 2001
Net operating margins:
Supply, distribution and marketing	$8,310	$10,865	$14,640	$12,503	$46,318
Terminals and pipelines	12,352	12,031	10,220	11,287	45,890

Total net operating margins	20,662	22,896	24,860	23,790	92,208
Selling, general, and administrative	(7,237)	(8,157)	(9,102)	(9,576)	(34,072)
Depreciation and amortization	(4,847)	(4,821)	(4,927)	(4,915)	(19,510)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(4,528)	(2,353)	(1,940)	(9,497)	(18,318)

Operating income (loss)	4,050	7,565	8,891	(198)	20,308
Other income (expense), net	(3,616)	(4,754)	(8,143)	14,209	(2,304)
Income tax expense	(165)	(1,068)	(284)	(5,149)	(6,666)

Net earnings	$269	$1,743	$464	$8,862	$11,338

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

Terminal storage fees were approximately $26.9 million, $19.0 million and $20.7 million for the years ended June 30, 2003, 2002 and 2001, respectively. The increase of $7.9 million in storage fees for 2003 as compared to 2002 was due principally to an increase of approximately $5.9 million from our acquisition of Coastal Fuels assets, approximately $1.8 million at our Brownsville, Texas facilities and approximately $0.9 million at our Selma, North Carolina facilities offset by decreases at various other terminals.

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

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the year ended June 30, 2003 were $50.1 million, compared to $68.7 million for the year ended June 30, 2002, and $46.3 million for the year ended June 30, 2001. During the year ended June 30, 2002, we extended for an additional year, a delivered fuel price management contract with a large industrial/commercial end-user. We recognized approximately $3.0 million in net operating margins associated with this contract extension and we deferred approximately $1.7 million for the value of the supply logistical management services that we are committed to provide over the term of the supply contract.

The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Years ended June 30,
	2003	2002	2001

Rack sales	$1,691,324	$1,133,069	$855,651
Bulk sales	4,613,167	3,815,420	3,399,278
Contract sales	1,759,196	921,884	812,772
Supply management services	177,314	130,797	114,791

Gross sales	8,241,001	6,001,170	5,182,492
Cost of product sold	(8,072,877)	(5,875,791)	(5,167,077)

Net margin before other direct costs and expenses	168,124	125,379	15,415
Other direct costs and expenses:
Net gains (losses) on risk management activities	(84,146)	(56,826)	2,872
Change in unrealized gains (losses) on derivative contracts	(21,460)	194	28,031
Lower of cost or market write-downs on base operating inventory volumes	(12,435)	—	—

Net operating margins	$50,083	$68,747	$46,318

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

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $8,072.9 million, $5,875.8 million and $5,167.1 million for the years ended June 30, 2003, 2002 and 2001, respectively. Cost of product sold is as follows (in thousands):

	Years ended June 30,
	2003	2002	2001

Inventory product costs	$7,922,563	$5,767,341	$5,090,561
Transportation and related charges	104,146	73,648	43,891
Throughput, storage and related charges	44,269	33,775	31,032
Other	1,899	1,027	1,593

Cost of product sold	$8,072,877	$5,875,791	$5,167,077

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

Lower of Cost or Market Write-Downs on Base Operating Inventory Volumes.    During the year ended June 30, 2003, we recognized impairment losses of approximately $12.4 million due to lower of cost or market write-downs on the base operating inventory volumes due principally to declining prices at the end of a quarterly reporting period. During the years ended June 30, 2002 and 2001, we did not report any of our inventory volumes as base operating inventory volumes. During these years our base operating inventory volumes were a component of our product linefill and tank bottom volumes.

Costs and expenses

Selling, general and administrative expenses for the year ended June 30, 2003 were $40.5 million, compared to $35.2 million for the year ended June 30, 2002, and $34.1 million for the year ended June 30, 2001. Selling, general and administrative expenses are as follows (in thousands):

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

During the years ended June 30, 2003, 2002 and 2001, we recognized impairment losses of approximately $0.6 million, $13.0 million and $18.3 million, respectively, due to write-downs on the product linefill and tank bottom volumes.

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

Income taxes

Income tax expense was $8.5 million for the year ended June 30, 2003, compared to $5.5 million for the year ended June 30, 2002, and $6.7 million for the year ended June 30, 2001. The effective combined federal and state income tax rate was 51.2%, 39.0% and 37.0% for the years ended June 30, 2003, 2002 and 2001, respectively. The effective combined rate for 2003 includes a provision of approximately $1.7 million for a change in cumulative temporary differences.

Cumulative effect adjustment for a change in accounting principle

As a result of the consensus reached on EITF 02-03, we are no longer permitted to carry our inventories—discretionary volumes held for immediate sale or exchange at fair value nor are we permitted to carry our base operating inventory volumes at original cost adjusted for impairment write-downs. Effective October 1, 2002, we adjusted the carrying amount of our inventories—discretionary volumes to the lower of cost (FIFO) or market pursuant to the requirements of EITF 02-03. The change in the carrying amount of our inventories—discretionary volumes has been reflected in the accompanying consolidated statement of operations as a cumulative effect adjustment for a change in accounting principle.

Preferred stock dividends

Preferred stock dividends on our Series A Convertible Preferred stock were $1.2 million, $11.4 million and $9.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. The decrease in the current year dividend resulted from a reduction in the number of shares of Series A Convertible Preferred stock outstanding during the current period. The terms of the Series A Convertible Preferred Stock included an increase in the annual dividend rate from 5% of the liquidation value to 16% of the liquidation value commencing January 1, 2004. Therefore, on June 28, 2002, we entered into an agreement with the holders of the Series A Convertible Preferred stock, or the Preferred Stock Recapitalization Agreement, to redeem a portion of the outstanding Series A Convertible Preferred stock and warrants in exchange for cash, shares of common stock, and shares of a newly created and designated preferred stock, or the Series B Redeemable Convertible Preferred Stock, to reduce the financial impact of the scheduled increase in the dividend rate. The Preferred Stock Recapitalization Agreement resulted in the redemption of 157,715 shares of Series A Convertible Preferred stock and warrants to purchase 9,841,493 shares of common stock in exchange for the (i) issuance of 72,890 shares of Series B Redeemable Convertible Preferred Stock with a fair value of approximately $80.9 million, (ii) issuance of 11,902,705 shares of common stock with a fair value of approximately $59.5 million, and (iii) a cash payment of approximately $21.3 million. On June 30, 2003, we redeemed the remaining 24,421 shares of Series A Convertible Preferred stock and warrants that were outstanding for a cash payment of approximately $24.4 million.

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

At June 30, 2003, our inventories—discretionary volumes are composed of volumes held for immediate sale or exchange and volumes held for base operations. Volumes held for immediate sale or exchange generally are subject to price risk management activities, whereas, volumes held for base operations generally are not subject to price risk management activities. At June 30, 2002 our inventories—discretionary volumes are composed solely of volumes held for immediate sale or exchange. Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market at June 30, 2003. Inventories—discretionary volumes are as follows (in thousands):

	June 30, 2003		June 30, 2002
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$130,492	3,890	$175,169	5,749
Volumes held for base operations	96,426	2,922	—	—

Inventories—discretionary volumes	$226,918	6,812	$175,169	5,749

Prior to October 1, 2002, our volumes held for base operations were included as a component of our product linefill and tank bottom volumes. On October 1, 2002, in connection with the adoption of EITF 02-03, we transferred for financial reporting purposes approximately 1.3 million barrels of product to inventories—discretionary volumes held for base operations from product linefill and tank bottom volumes. Based on the level of our operations at March 1, 2003, we determined that we should increase our base operating inventory volumes to approximately 2.9 million barrels. Changes in our operation, such as the acquisition of additional terminals, may result in changes in the volume of our base operating inventory volumes. The activity in our base operating inventory volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2002	$—	—
Transfer from minimum volumes	28,959	1,280
Cumulative effect adjustment for adoption of EITF 02-03	10,552	—
Expansion of existing operations	38,873	875
Acquisition of Coastal Fuels assets	30,062	767
Change in FIFO cost basis	415	—
Lower of cost or market write-down	(12,435)	—

As of June 30, 2003	$96,426	2,922

Our product linefill and tank bottom volumes are not held for sale or exchange in the ordinary course of business and, therefore, we do not manage the commodity price risks associated with these volumes. At June 30, 2003, our product linefill and tank bottom volumes consist of refined products held in our proprietary pipelines and tank bottoms. At June 30, 2002, our product linefill and tank bottom volumes consisted of tank bottoms, linefill in our proprietary pipelines, and in-transit volumes on common carrier pipelines. The adoption of EITF 02-03 necessitated the transfer for financial reporting purposes of approximately 1.3 million barrels of our original product linefill and tank bottom volumes, representing in-transit volumes on common carrier pipelines, to inventories—discretionary volumes. Product linefill and tank bottom volumes are as follows (in thousands):

	June 30, 2003		June 30, 2002
	Amount	Bbls	Amount	Bbls

Volumes held for base operations	$—	—	$28,959	1,280
Linefill and tank bottom volumes	22,017	877	16,339	720

	$22,017	877	$45,298	2,000

At June 30, 2003 and 2002, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at original cost adjusted for impairment write-downs to current market values. At June 30, 2003 and 2002, the weighted average adjusted cost basis of our product linefill and tank bottom volumes was $0.60 and $0.54 per gallon, respectively. Product linefill and tank bottom volumes consist of the following (in thousands):

	June 30, 2003		June 30, 2002
	Amount	Bbls	Amount	Bbls

Gasolines	$13,020	497	$27,855	1,200
Distillates	7,449	319	17,443	800
No. 6 oil	1,548	61	—	—

Product linefill and tank bottom volumes	$22,017	877	$45,298	2,000

The activity in our product linefill and tank bottom volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2002	$45,298	2,000
Transfer to discretionary volumes	(28,959)	(1,280)
Acquisition of Coastal Fuels assets	6,311	157
Lower of cost or market write-down	(633)	—

As of June 30, 2003	$22,017	877

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

The Working Capital Credit Facility is our primary means of short-term liquidity to finance our working capital requirements and, as such, it is material to our operations. The Working Capital Credit Facility contains affirmative and negative covenants (including limitations on indebtedness, limitations on dividends and other distributions, limitations on certain inter-company transactions, limitations on mergers, consolidation and the disposition of assets, limitations on investments and acquisitions and limitations on liens). The Working Capital Credit Facility also contains customary representations and warranties (including those relating to due organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). It also contains certain financial covenants that are tested on a quarterly basis including a minimum fixed charge coverage ratio of 150%, a maximum funded senior debt leverage ratio of 4.5 times the last twelve months' operating results for debt covenant compliance (as defined in the credit agreement), a minimum current ratio of 120% (which excludes borrowings under the Working Capital Credit Facility from the definition of current liabilities) and a minimum consolidated tangible net worth test. In addition, we may not make aggregate expenditures in excess of $80.0 million with respect to general corporate purposes (including capital expenditures, cash paid for acquisitions, and redemption of the Series A Redeemable Convertible Preferred stock) over the term of the agreement; however, such limit shall be increased by certain cash flow amounts generated after February 28, 2003. As of June 30, 2003, we were in compliance with all covenants included in the Working Capital Credit Facility.

We believe that the fixed charge coverage test is the most important and, potentially, restrictive of our financial covenants included in the Working Capital Credit Facility. The fixed charge coverage ratio is based on a defined financial performance measure within the Working Capital Credit Facility known as "fixed charges EBITDA." The fixed charge coverage ratio states that for each fiscal quarter of the Company, the ratio (expressed as a percentage) of the "fixed charges EBITDA" of the Company and its subsidiaries for the period of four consecutive fiscal quarters then ended to consolidated fixed charges of the Company and its subsidiaries for such period shall equal or exceed 150%. If we were to fail the fixed charge ratio covenant, or any other covenant contained in the Working Capital Credit Facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders, we would be in breach of the Working Capital Credit Facility and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. In addition, a default under the Working Capital Credit Facility would trigger a cross-default provision in the indenture covering our Senior Subordinated Notes.

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

We have developed risk management strategies to manage the commodity price risk associated with our discretionary inventories held for immediate sale or exchange and derivative contracts. Our risk management strategy generally is intended to maintain a balanced position of forward sale and purchase commitments, discretionary inventories held for immediate sale or exchange and risk management contracts, thereby reducing exposure to commodity price fluctuations. We evaluate our exposure to commodity price risk from an overall portfolio basis that considers the continuous movement of discretionary inventory volumes held for immediate sale or exchange and our obligations to deliver and receive products at fixed prices through our derivative sales and purchase contracts. Our physical inventory position, which includes firm commitments to buy and sell product, is reconciled daily and that net position is offset with risk management contracts.

The value of petroleum products in any U.S. metropolitan area is the sum of the commodity price as reflected on the NYMEX and the basis differential for that city-specific delivery location. The objective of our risk management strategy is to minimize the financial impact on TransMontaigne from changes in petroleum commodity prices affected by world-wide crude oil and petroleum products supply and demand disruptions (e.g., Middle East war, OPEC production quotas, foreign import disruptions due to hurricanes and other weather-related occurrences, foreign country work stoppages, and major refinery outages). We utilize NYMEX futures contracts to manage our exposure to the impact of these "world-wide" events. We generally do not manage the financial impact on us from changes in basis differentials affected by local market supply and demand disruptions (e.g., local pipeline delivery disruptions (such as the August 2003 pipeline disruption that affected Arizona markets), local refinery outages, periodic change in local government specifications for gasolines and distillates, local seasonality in product demand, and disruptions due to local weather related occurrences).

We believe that the historical results of our risk management strategies generally produce the financial outcomes we expect. We believe that the utilization of NYMEX futures contracts to manage the commodity price risk associated with our forward sale and purchase commitments and discretionary inventories held for immediate sale or exchange minimizes the financial impact on TransMontaigne from changes in "world-wide" commodity prices. During periods of rising commodity prices, we expect to recognize significant net margin before other direct costs and expenses from the sale of the physical product offset by significant net losses on risk management activities resulting in overall net operating margins that are in line with expectations. Conversely, during periods of declining commodity prices, we expect to recognize minimal, if any, net margin before other direct costs and expenses from the sale of the physical product offset by significant net gains on risk management activities resulting in overall net operating margins that are, again, in line within expectations. Because the risk management strategies do not qualify for "hedge accounting" for financial reporting purposes, we report the net gains or losses from risk management activities separately on the face of our consolidated statement of operations. For the years ended June 30, 2003, 2002 and 2001, we recognized net gains (losses) on risk management activities of approximately $(84.1) million, $(56.8) million and $2.9 million, respectively.

During the three months ended March 31, 2003, we re-evaluated our risk management strategy in light of the acquisition of the Coastal Fuels assets, which expanded our product offering to include bunker fuel and No. 6 oil, the expansion of our supply, marketing and distribution activities along the Mississippi and Ohio rivers, and the significance of the overall losses we were incurring on our NYMEX futures contracts. Upon completion of our analysis, we concluded that our base operating inventory volumes, which are necessary to support our operations, would be increased from approximately 1.3 million barrels to approximately 2.9 million barrels, and that our risk management policy should permit discretion in determining the volume of inventories that would be managed with NYMEX futures contracts at any particular point in time. Consequently, our risk management policy has been amended to allow our management team the discretion to manage the commodity price risk relating to up to 500,000 barrels of our base operating inventory volumes, which would reduce the total unmanaged inventory (base operating volumes and product linefill and tank bottom volumes) to approximately 3.3 million barrels, or to leave unmanaged up to 500,000 barrels of our discretionary inventory held for immediate sale or exchange, which would increase our total unmanaged inventory to approximately 4.3 million barrels. The principal objective of the amendment to our risk management policy is to allow management discretion to capture financial gains, or prevent financial losses, on predictable commodity price movements with respect to up to 500,000 barrels of physical product. We decide whether to manage the commodity price risk relating to a portion of our base operating inventory or to leave a portion of our discretionary inventory unmanaged depending on our expectations of future market changes. To the extent that we do not manage the commodity price risk relating to a portion of our inventory and commodity prices move adversely, we could suffer losses on that inventory. If, however, prices move favorably, we would realize a gain on the sale of the inventory that we would not realize if substantially all of our inventory was managed. At June 30, 2003, we were subject to commodity price risk on approximately 60,000 barrels of discretionary inventories held for immediate sale or exchange because those barrels were not offset with risk management contracts or future contractual delivery obligations.

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

When we ultimately sell the underlying inventory to a customer, we unwind the related futures contract. If there is correlation in price changes between the forward price curve in the futures market and the value of physical products in the cash market, the net changes in our variation margin position should be offset by the net operating margins we receive when we sell the underlying discretionary inventory. Therefore, in order to effectively manage commodity price risk, we must predict when we will sell the underlying product. If we fail to accurately predict the timing of those future sales, and the product remains in our inventory longer than the expiration date of the futures contract, we must settle the old futures contract and enter into a new futures contract to sell the product to manage the commodity price risk against the same inventory. We refer to this as "rolling" the risk management contracts. Included in the net gains (losses) on risk management activities for the years ended June 30, 2003 and 2002, are gains (losses) of approximately $(32.8) million and $1.1 million, respectively, from unwinding the original futures contract in an (unfavorable) favorable futures market and rolling the risk management contracts in an (unfavorable) favorable futures market. It is not practicable to obtain the information for the year ended June 30, 2001. Furthermore, we may be unable to precisely match the underlying product in our futures contracts with the exact type of product in our physical inventory. To the extent that price fluctuations of the product covered by the NYMEX futures contract does not match the price fluctuations of the product in our physical inventory, our exposure may not be mitigated.

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

As discussed in Note 1(c) to the consolidated financial statements, the consolidated statement of operations for the year ended June 30, 2003 has been restated.

As discussed in Note 1(j) to the consolidated financial statements, the Company changed its method of accounting for inventories—discretionary volumes in 2003.

Denver, Colorado
September 23, 2003, except as to Notes 1(c) and 1(j) to the consolidated financial statements which are as of February 16, 2004

TransMontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	June 30, 2003	June 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$27,969	$30,852
Restricted cash held by commodity broker	5,155	8,621
Trade accounts receivable, net	277,360	173,736
Inventories—discretionary volumes	226,918	175,169
Unrealized gains on derivative contracts	16,817	14,525
Prepaid expenses and other	5,775	2,598

	559,994	405,501
Property, plant and equipment, net	371,735	251,431
Product linefill and tank bottom volumes	22,017	45,298
Unrealized gains on derivative contracts	1,885	8,093
Investments in petroleum related assets	10,131	10,131
Deferred tax assets	482	7,882
Deferred debt issuance costs, net	12,908	2,729
Other assets, net	6,917	4,263

	$986,069	$735,328

LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Commodity margin loan	$4,534	$11,312
Working capital credit facility	175,000	—
Trade accounts payable	144,443	102,780
Unrealized losses on derivative contracts	20,151	8,522
Inventory due to others under exchange agreements	35,121	16,908
Excise taxes payable	86,421	72,045
Other accrued liabilities	25,562	24,242
Deferred revenue—supply management services	4,816	1,600

	496,048	237,409
Other liabilities:
Long-term debt	200,000	187,000
Unrealized losses on derivative contracts	423	209

Total liabilities	696,471	424,618

Preferred stock:
Series A Convertible Preferred stock	—	24,421
Series B Redeemable Convertible Preferred stock	79,329	80,939

	79,329	105,360

Common stockholders' equity:
Common stock	407	399
Capital in excess of par value	249,339	245,844
Deferred stock-based compensation	(3,943)	(2,540)
Accumulated deficit	(35,534)	(38,353)

	210,269	205,350

	$986,069	$735,328

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Year ended June 30, 2003	Year ended June 30, 2002	Year ended June 30, 2001

	(As restated)
Supply, distribution and marketing:
Revenues	$8,241,001	$6,001,170	$5,182,492
Cost of product sold and other direct costs and expenses	(8,190,918)	(5,932,423)	(5,136,174)

Net operating margins	50,083	68,747	46,318

Terminals, pipelines, and tugs and barges:
Revenues	82,988	63,386	79,707
Direct operating costs and expenses	(35,196)	(27,668)	(33,817)

Net operating margins	47,792	35,718	45,890

Total net operating margins	97,875	104,465	92,208

Costs and expenses:
Selling, general and administrative	(40,491)	(35,211)	(34,072)
Depreciation and amortization	(19,371)	(16,556)	(19,510)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(633)	(12,963)	(18,318)
Corporate relocation and transition:
Severance, transition, and relocation benefits	(1,449)	(2,138)	—
Abandonment of office leases and leasehold improvements	—	(4,178)	—

Total costs and expenses	(61,944)	(71,046)	(71,900)

Operating income	35,931	33,419	20,308

Other income (expenses):
Dividend income from petroleum related investments	374	1,450	3,060
Interest income	286	599	2,555
Interest expense	(14,705)	(12,436)	(17,770)
Other financing costs:
Early payment penalty on retirement of long-term debt	—	(1,943)	(1,277)
Amortization of deferred debt issuance costs	(1,725)	(1,744)	(3,499)
Write-off of debt issuance costs	(5,775)	(2,987)	(3,885)
Gain (loss) on interest rate swap	2,224	(2,322)	(3,634)
Gain (loss) on disposition of assets, net	—	(13)	22,146

Total other income (expenses)	(19,321)	(19,396)	(2,304)

Earnings before income taxes and cumulative effect of a change in accounting principle	16,610	14,023	18,004
Income tax expense	(8,510)	(5,465)	(6,666)

Earnings before cumulative effect of a change in accounting principle	8,100	8,558	11,338
Cumulative effect of a change in accounting principle of $2,092, net of income tax benefit of $795	(1,297)	—	—

Net earnings	6,803	8,558	11,338
Preferred stock dividends, net	(3,984)	(11,351)	(8,963)

Net earnings (loss) attributable to common stockholders	$2,819	$(2,793)	$2,375

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations (continued)
(In thousands, except per share amounts)

	Year ended June 30, 2003	Year ended June 30, 2002	Year ended June 30, 2001

	(As restated)
Computation of earnings (loss) per share:
Net earnings (loss) after preferred stock dividends and before cumulative effect of a change in accounting principle	$4,116	$(2,793)	$2,375
Cumulative effect of a change in accounting principle	(1,297)	—	—

Net earnings (loss) attributable to common stockholders	$2,819	$(2,793)	$2,375

Basic net earnings (loss) per common share:
Net earnings (loss) after preferred stock dividends and before cumulative effect of a change in accounting principle	$0.10	$(0.09)	$0.08
Cumulative effect of a change in accounting principle	(0.03)	—	—

	$0.07	$(0.09)	$0.08

Diluted net earnings (loss) per common share:
Net earnings (loss) after preferred stock dividends and before cumulative effect of a change in accounting principle	$0.10	$(0.09)	$0.08
Cumulative effect of a change in accounting principle	(0.03)	—	—

	$0.07	$(0.09)	$0.08

Weighted average common shares outstanding:
Basic	39,116	31,267	30,879

Diluted	39,263	31,267	31,003

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

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Year ended June 30, 2003	Year ended June 30, 2002	Year ended June 30, 2001

Cash flows from operating activities:
Net earnings	$6,803	$8,558	$11,338
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Amortization of deferred revenue	(2,485)	(100)	—
Depreciation and amortization	19,371	16,556	19,510
Deferred tax expense	7,400	5,062	6,224
Net tax effect arising from stock-based compensation	70	(24)	(5)
Loss (gain) on disposition of assets, net	—	13	(22,146)
Abandonment of office leases and leasehold improvements	(65)	4,178	—
Amortization of deferred stock-based compensation	2,232	1,512	1,300
Amortization of debt issuance costs	1,725	1,744	3,499
Repayment of interest rate swap	(3,205)	—	—
Write-off of debt issuance costs	5,775	2,987	3,885
Unrealized loss (gain) on interest rate swap	(2,224)	2,322	3,634
Net change in unrealized (gains)/losses on long-term derivative contracts	6,678	1,716	(13,307)
Lower of cost or market write-downs on base operating inventory volumes	12,435	—	—
Lower of cost or market write-downs on product linefill and tank bottom volumes	633	12,963	18,318
Other	—	538	93
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(103,624)	(94,686)	38,689
Inventories—discretionary volumes	(4,599)	(78,182)	67,302
Prepaid expenses and other	(918)	1,533	1,944
Trade accounts payable	40,313	30,609	(34,507)
Unrealized (gain)/loss on derivative contracts	14,782	(1,910)	(14,724)
Inventory due to others under exchange agreements, net	18,213	(59,845)	(48,504)
Excise taxes payable and other accrued liabilities	14,013	42,944	9,393

Net cash provided (used) by operating activities	33,323	(101,512)	51,936

Cash flows from investing activities:
Acquisition of Coastal Fuels assets	(155,968)	—	—
Acquisition of terminals, pipelines, tugs and barges	(6,983)	(7,115)	—
Additions to property, plant and equipment—expansion of facilities	(7,170)	(6,503)	(8,197)
Additions to property, plant and equipment—maintain existing facilities	(3,649)	(2,191)	(3,345)
Proceeds from sale of assets	—	120,510	1,439
Decrease (increase) in restricted cash held by commodity broker	3,466	(637)	(7,984)
Decrease (increase) in other assets	(321)	(1,286)	(882)

Net cash provided (used) by investing activities	(170,625)	102,778	(18,969)

Cash flows from financing activities:
Net borrowings (repayments) of debt	188,000	57,000	(76,995)
Net borrowings (repayments) of commodity margin loan	(6,778)	(8,688)	20,000
Deferred debt issuance costs	(17,679)	(2,791)	(1,779)
Common stock issued for options and warrants exercised	12	151	1,897
Common stock repurchased from employees for withholding taxes	(214)	(112)	—
Common stock repurchased and retired	—	(20,446)	—
Cash paid to redeem Series A Convertible Preferred stock	(24,421)	(21,303)	—
Preferred stock dividends paid in cash	(4,501)	—	(4,253)

Net cash provided (used) by financing activities	134,419	3,811	(61,130)

Increase (decrease) in cash and cash equivalents	(2,883)	5,077	(28,163)
Cash and cash equivalents at beginning of year	30,852	25,775	53,938

Cash and cash equivalents at end of year	$27,969	$30,852	$25,775

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows (continued)
(In thousands)

	Year ended June 30, 2003	Year ended June 30, 2002	Year ended June 30, 2001

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$310	$600	$700

Cash paid for interest expense	$13,050	$12,240	$19,731

Sale of Little Rock facilities on June 30, 2001:
Proceeds receivable	$—	$—	$29,033
Assets disposed	—	—	(6,162)
Liabilities recorded:
Accrued environmental obligations	—	—	(700)
Other	—	—	(25)
Gain on disposition	—	—	(22,146)

Cash received from sale	$—	$29,033	$—

Sale of West Shore shares on July 27, 2001 and October 29, 2001:
Investment in West Shore	$—	$(35,952)	$—
Loss on disposition	—	9,896	—

Cash received from sale	$—	$26,056	$—

Sale of NORCO system on July 31, 2001:
Assets disposed	$—	$(49,733)	$—
Liabilities recorded upon sale:
Accrued environmental obligations	—	(2,000)	—
Accrued indemnities	—	(1,300)	—
Other	—	(116)	—
Gain on disposition	—	(8,601)	—

Cash received from sale	$—	$61,750	$—

Sale of ST Oil Company on May 31, 2002:
Investment in ST Oil Company	$—	$(1,677)	$—
Gain on disposition	—	(1,363)	—

Cash received from sale	$—	$3,040	$—

Other cash sales—cash received from sales of other assets	$—	$631	$1,439

Total cash received from sales of assets	$—	$120,510	$1,439

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

(c) Restatement of the Adoption of EITF Issue 02-03

Following discussions with the staff of the Securities and Exchange Commission, we have restated our consolidated statement of operations for the year ended June 30, 2003 to report a change in accounting for our inventories—base operating volumes effective as of October 1, 2002, as a component of the cumulative effect of a change in accounting principle upon the adoption of EITF Issue 02-03, Issue Involved in Accounting for derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (see Note 1(j) of Notes to consolidated financial statements).

We previously reported that we included in net operating margins attributable to our supply, distribution and marketing activities approximately $18.9 million of margins from the transfer of minimum inventory volumes to discretionary inventory volumes and their subsequent sale to customers during the three months ended March 31, 2003. Of the approximately $18.9 million of margins reported for the three months ended March 31, 2003, approximately $10.6 million of the increase in the value of the inventories—base operating inventory volumes was attributable to periods on or before October 1, 2002 and, therefore, that amount, net of related income taxes of approximately $4.0 million, now has been changed to be reported as a component of the cumulative effect of the change in accounting principle upon adoption of EITF 02-03.

The restatement has no impact on the accompanying consolidated balance sheets as of June 30, 2003 and 2002 and the accompanying consolidated statements of cash flows for the years ended June 30, 2003, 2002 and 2001. The effects of the restatement on the accompanying consolidated statement of operations for the year ended June 30, 2003 are as follows:

	Year ended June 30, 2003
	As previously reported	Adjustment	As restated

Supply, distribution, and marketing—net operating margins	$60,635	(10,552)	$50,083
Operating income	$46,483	(10,552)	$35,931
Earnings before income taxes and cumulative effect of a change in accounting principle	$27,162	(10,552)	$16,610
Income tax (expense) benefit	$(12,520)	4,010	$(8,510)
Cumulative effect of a change in accounting principle	$(7,839)	6,542	$(1,297)
Net earnings (loss)	$6,803	—	$6,803
Net earnings (loss) attributable to common stockholders	$2,819	—	$2,819
Basic net earnings (loss) per common share:
Net earnings (loss) after preferred stock dividends and before cumulative effect of a change in accounting principle	$0.27	(0.17)	$0.10
Cumulative effect of a change in accounting principle	(0.20)	0.17	(0.03)

	$0.07	—	$0.07

Diluted net earnings (loss) per common share:
Net earnings (loss) after preferred stock dividends and before cumulative effect of a change in accounting principle	$0.27	(0.17)	$0.10
Cumulative effect of a change in accounting principle	(0.20)	0.17	(0.03)

	$0.07	—	$0.07

(d) Accounting for Terminal, Pipeline, and Tug and Barge Activities

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

(e) Accounting for Supply, Distribution, and Marketing Activities

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

(f) Accounting for Supply Management Services Activities

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

(g) Accounting for Risk Management Activities

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

(h) Accounting for Derivative Contracts

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

(i) Presentation of Revenues from Energy-Related and Risk Management Activities

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

(j) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. At June 30, 2003, our inventories—discretionary volumes are composed of volumes held for immediate sale or exchange and volumes held for base operations. Volumes held for immediate sale or exchange generally are subject to price risk management activities. Volumes held for base operations generally are not subject to price risk management activities. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost) for periods subsequent to September 30, 2002. Prior to October 1, 2002, our inventories—discretionary volumes held for immediate sale or exchange were carried at fair value and our volumes held for base operations, representing minimum volumes in-transit in common carrier pipelines, were carried at original cost adjusted for impairment write-downs (see Note 1(k) of Notes to consolidated financial statements). Inventories—discretionary volumes are as follows (in thousands):

	June 30, 2003		June 30, 2002
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$130,492	3,890	$175,169	5,749
Volumes held for base operations	96,426	2,922	—	—

Inventories—discretionary volumes	$226,918	6,812	$175,169	5,749

At June 30, 2003, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $5.9 million. During the year ended June 30, 2003, we recognized an impairment loss of approximately $12.4 million due to lower of cost or market write-downs on our base operating inventory volumes.

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

During the year ended June 30, 2003, we adjusted the carrying amount of our inventories—discretionary volumes to the lower of cost (first-in, first-out) or market pursuant to the requirements of EITF 02-03 through a cumulative effect adjustment for a change in accounting principle. The cumulative effect adjustment is presented in the accompanying consolidated statement of operations and is calculated as follows (in thousands):

Inventories—discretionary volumes:

Volumes held for immediate sale or exchange:
Fair value at October 1, 2002	$(180,241)
Cost basis at October 1, 2002	167,597

Excess of fair value over cost basis	(12,644)

Base operating volumes:
Original cost basis—original cost as adjusted at October 1, 2002	(28,959)
New cost basis—first-in, first-out at October 1, 2002	39,511

Excess of new cost basis over original cost basis	10,552

Change in carrying amount of inventories—discretionary volumes	(2,092)
Income tax effects at 38%	795

Cumulative effect of a change in accounting principle	$(1,297)

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

(k) Accounting for Product Linefill and Tank Bottom Volumes

Our product linefill and tank bottom volumes are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange these volumes in the ordinary course of business and, therefore, we do not hedge the market risks associated with these volumes.

At June 30, 2003, our product linefill and tank bottom volumes consist of refined products held in our proprietary pipelines and tank bottoms. At June 30, 2002, our product linefill and tank bottom volumes consisted of tank bottoms, linefill in our proprietary pipelines, and in-transit volumes on common carrier pipelines. Product linefill and tank bottom volumes are as follows (in thousands):

	June 30, 2003		June 30, 2002
	Amount	Bbls	Amount	Bbls

Volumes held for base operations	$—	—	$28,959	1,280
Linefill and tank bottom volumes	22,017	877	16,339	720

	$22,017	877	$45,298	2,000

Prior to October 1, 2002, our product linefill and tank bottom volumes aggregated approximately 2.0 million barrels of product reflecting tank bottoms, line fill in our proprietary pipelines, and in-transit volumes on common carrier pipelines. On October 1, 2002, in connection with the adoption of EITF 02-03, we transferred to inventories—discretionary volumes approximately 1.3 million barrels of product linefill and tank bottom volumes representing the volumes associated with our in-transit volumes on common carrier pipelines. As of June 30, 2003, we have approximately 877,000 barrels of product reflecting tank bottoms and line fill in our proprietary pipelines.

At June 30, 2003 and 2002, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost (weighted average) or market (replacement cost). The replacement cost of our product linefill and tank bottom volumes is based on the nearest quoted wholesale market price. Product linefill and tank bottom volumes consist of the following (in thousands):

	June 30, 2003		June 30, 2002
	Amount	Bbls	Amount	Bbls

Gasolines	$13,020	497	$27,855	1,200
Distillates	7,449	319	17,443	800
No. 6 oil	1,548	61	—	—

Product linefill and tank bottom volumes	$22,017	877	$45,298	2,000

At June 30, 2003 and 2002, the weighted average adjusted cost basis of our product linefill and tank bottom volumes was approximately $0.60 and $0.54 per gallon, respectively. During the years ended June 30, 2003, 2002 and 2001, we recognized impairment losses of approximately $0.6 million, $13.0 million and $18.3 million, respectively, due to lower of cost or market write-downs on our product linefill and tank bottom volumes.

(l) Cash and Cash Equivalents

We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(m) Property, Plant and Equipment

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

(n) Deferred Debt Issuance Costs

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

(o) Environmental Obligations

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

At June 30, 2003 and 2002, we have accrued environmental obligations of approximately $5.6 million and $2.3 million, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the years ended June 30, 2003 and 2002, we made payments of approximately $0.4 million and $0.4 million, respectively, towards our environmental remediation obligations. During the year ended June 30, 2003 we charged to income approximately $0.8 million to increase our estimate of our future environmental remediation obligations. During the years ended June 30, 2003, 2002 and 2001, we received insurance recoveries of approximately $0.5 million, $1.8 million and $1.6 million, respectively.

(p) Income Taxes

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

(q) Equity-Based Compensation Plans

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

(r) Earnings (Loss) Per Common Share

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

(s) Adoption of New Accounting Pronouncements

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

The purchase price of each transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The purchase price was allocated as follows (in thousands):

	Coastal Fuels	Fairfax	Brownsville	Razorback

Discretionary inventory volumes	$30,625	$—	$—	$—
Prepaid expenses and other current assets	2,259	—	—	2
Property, plant and equipment	121,287	6,773	630	7,188
Other assets—acquired intangible	2,500	—	—	—
Product linefill and tank bottom volumes	6,311	—	—	—
Trade accounts payable—due diligence costs	(1,350)	—	—	—
Acquisition related liabilities	(5,664)	(420)	—	(75)

Cash paid, net of cash acquired of $0, $0, $0 and $85, respectively	$155,968	$6,353	$630	$7,115

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

The unaudited pro forma combined results of operations as if the acquisition of the Coastal Fuels assets and the step-acquisition of Razorback had occurred on July 1, 2001 are as follows (in thousands, except per share data):

	Year ended June 30, 2003	Year ended June 30, 2002

	(unaudited)
Revenue	$8,758,555	$6,489,196

Net earnings	$12,196	$9,991

Basic earnings (loss) per share	$0.21	$(0.04)

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

No single customer accounted for 10% or more of total revenues for the years ended June 30, 2003, 2002 or 2001.

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

(16) INCOME TAXES

Total income tax expense (benefit) consists of the following (in thousands):

	Years ended June 30,
	2003	2002	2001

Continuing operations	$8,510	$5,465	$6,666
Cumulative effect of a change in accounting principle	(795)	—	—

Total income taxes	$7,715	$5,465	$6,666

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Years ended June 30,
	2003	2002	2001

Current:
Federal income taxes	$—	$(240)	$(288)
State income taxes	315	643	735

Current income taxes	315	403	447

Deferred:
Federal income taxes	7,805	4,483	5,500
State income taxes	390	579	719

Deferred income taxes	8,195	5,062	6,219

Income tax expense	$8,510	$5,465	$6,666

Income tax expense differs from the amount computed by applying the federal corporate income tax rate of 35% to pretax earnings as a result of the following (in thousands):

	Years ended June 30,
	2003	2002	2001

Computed "expected" tax expense	$5,814	$4,908	$6,458
Increase (reduction) in income taxes resulting from:
Change in cumulative temporary differences	1,700	(273)	(331)
State income taxes, net of federal income tax benefit	452	387	945
Other, net	544	443	(406)

Income tax expense	$8,510	$5,465	$6,666

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

Our chief operating decision maker is our chief executive officer ("CEO"). Our CEO reviews the financial performance of our business segments using a financial performance measure that is referred to by us as "adjusted net operating margins" for purposes of making operating decisions and assessing financial performance. Accordingly, we present "adjusted net operating margins" for each of our two business segments: (i) terminals, pipelines, and tugs and barges and (ii) supply, distribution and marketing.

For the terminals, pipelines, and tugs and barges segment, "adjusted net operating margins" is composed of revenues less direct operating costs and expenses. There are no differences between "adjusted net operating margins" for our terminals, pipelines, and tugs and barges segment and the net operating margins reported for that segment in our accompanying historical financial statements.

For our supply, distribution and marketing segment, "adjusted net operating margins" is composed of revenues less cost of product sold and other direct costs and expenses. For purposes of computing our "adjusted net operating margins" for the supply, distribution and marketing segment, cost of product sold is reflected at fair value, which matches the treatment of our derivative and risk management contracts. Additionally, for purposes of computing our "adjusted net operating margins," our discretionary inventories—base operating inventory volumes are maintained at original cost. The differences between "adjusted net operating margins" for the supply, distribution and marketing segment and the net operating margins reported for that segment in our accompanying historical financial statements are presented as "Inventory Adjustments" in the accompanying "Reconciliation to Earnings Before Income Taxes."

The financial performance of our business segments is as follows (in thousands):

	Year ended June 30, 2003	Year ended June 30, 2002

Terminals, pipelines, and tugs and barges:
Historical facilities	$42,384	$35,718
Coastal facilities	5,408	—

Adjusted net operating margins	47,792	35,718

Supply, distribution and marketing:
Light oil margins	37,137	54,803
Heavy oil margins	6,299	—
Supply management services margins	13,017	13,888
Trading margins, net	(1,139)	56

Adjusted net operating margins	55,314	68,747

Total adjusted net operating margins	$103,106	$104,465

Reconciliation to Earnings Before Income Taxes:
Adjusted net operating margins	$103,106	$104,465
Inventory Adjustments:
Gains recognized on beginning inventories—discretionary volumes	12,644	—
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(5,855)	—
Increase in FIFO cost basis of base operating inventory volumes	415	—
Lower of cost or market write-downs on base operating inventory volumes	(12,435)	—

Net operating margins	97,875	104,465
Other Items:
Selling, general and administrative expenses	(41,940)	(41,527)
Depreciation and amortization	(19,371)	(16,556)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(633)	(12,963)

Operating income	35,931	33,419
Other income (expense), net	(19,321)	(19,396)

Earnings before income taxes	$16,610	$14,023

Supplemental information about our business segments is summarized below (in thousands):

	Year ended June 30, 2003
	Supply, distribution and marketing	Terminals, pipelines, tugs and barges	Corporate	Total consolidated

Revenues from external customers	$8,241,001	$35,336	$—	$8,276,337
Inter-segment revenues	—	47,652	—	47,652

Revenues	$8,241,001	$82,988	$—	$8,323,989

Identifiable assets	$530,423	$390,349	$65,297	$986,069

Capital expenditures	$649	$137,998	$862	$139,509

	Year ended June 30, 2002
	Supply, distribution and marketing	Terminals, pipelines, tugs and barges	Corporate	Total consolidated

Revenues from external customers	$6,001,170	$27,390	$—	$6,028,560
Inter-segment revenues	—	35,996	—	35,996

Revenues	$6,001,170	$63,386	$—	$6,064,556

Identifiable assets	$441,474	$253,417	$40,437	$735,328

Capital expenditures	$62	$13,592	$2,155	$15,809

	Year ended June 30, 2001
	Supply, distribution and marketing	Terminals, pipelines, tugs and barges	Corporate	Total consolidated

Revenues from external customers	$5,182,492	$36,423	$—	$5,218,915
Inter-segment revenues	—	43,284	—	43,284

Revenues	$5,182,492	$79,707	$—	$5,262,199

Identifiable assets	$298,572	$332,717	$81,076	$712,365

Capital expenditures	$1,222	$8,585	$1,735	$11,542

(22)    FINANCIAL RESULTS BY QUARTER (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
					Year ended June 30, 2003
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
		(as restated)	(as restated)

Revenues	$1,744,736	$2,023,857	$2,342,829	$2,212,567	$8,323,989

Net operating margins	$18,540	$1,821	$57,509	$20,005	$97,875

Net earnings (loss) attributable to common stockholders	$(459)	$(10,732)	$21,384	$(7,374)	$2,819

Earnings (loss) per common share
Basic	$(0.01)	$(0.27)	$0.54	$(0.19)	$0.07

Diluted	$(0.01)	$(0.27)	$0.54	$(0.19)	$0.07

	Three months ended
					Year ended June 30, 2002
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002

Revenues	$1,549,758	$1,172,856	$1,325,699	$2,016,243	$6,064,556

Net operating margins	$35,940	$22,242	$29,702	$16,581	$104,465

Net earnings (loss) attributable to common stockholders	$7,227	$(5,377)	$6,265	$(10,908)	$(2,793)

Earnings (loss) per common share
Basic	$0.23	$(0.17)	$0.19	$(0.35)	$(0.09)

Diluted	$0.22	$(0.17)	$0.19	$(0.35)	$(0.09)

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

We have restated our results of operations for the three months ended December 31, 2001 and March 31, 2002. We previously reported that we included in net operating margins attributable to our supply, distribution and marketing activities approximately $18.9 million of margins from the transfer of minimum inventory volumes to discretionary inventory volumes and their subsequent sale to customers during the three months ended March 31, 2003. Of the approximately $18.9 million of margins reported for the three months ended March 31, 2003, approximately $10.6 million of the increase in the value of the inventories—base operating inventory volumes was attributable to periods on or before October 1, 2002 and, therefore, that amount, net of related income taxes of approximately $4.0 million, now has been changed to be reported as a component of the cumulative effect of the change in accounting principle upon adoption of EITF 02-03 in the three months ended December 31, 2002 (See Note 1(c) of Notes to consolidated financial statements).

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item was furnished previously in Amendment No. 1 on Form 10-K/A filed on October 27, 2003. The information required by this item will be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item was furnished previously in Amendment No. 1 on Form 10-K/A filed on October 27, 2003. The information required by this item will be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item was furnished previously in Amendment No. 1 on Form 10-K/A filed on October 27, 2003. The information required by this item will be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item was furnished previously in Amendment No. 1 on Form 10-K/A filed on October 27, 2003. The information required by this item will be included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2004.

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
10.2 A
Amendment to TransMontaigne Inc. Equity Incentive Plan, effective March 17, 1999 (incorporated by reference to Exhibit A of TransMontaigne Inc.'s Definitive Proxy Statement on Schedule 14A filed on October 26, 1999).
10.2 B
Amendment to TransMontaigne Inc. Equity Incentive Plan, effective March 17, 1999 (incorporated by reference to Exhibit 99.3 of TransMontaigne Inc.'s Registration Statement on Form S-8 filed on October 17, 2001).
10.2 C
Amendment to TransMontaigne Inc. Equity Incentive Plan, effective November 21, 2002 (incorporated by reference to Exhibit A of TransMontaigne Inc.'s Definitive Proxy Statement on Schedule 14A filed on October 16, 2002).
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
10.26
Letter Agreement dated as of October 9, 2003 between LB I Group Inc. and TransMontaigne Inc. (incorporated by reference to Exhibit 10.1 of TransMontaigne Inc.'s Form 10-Q for the quarter ended September 30, 2003).
10.27
Letter Agreement dated as of October 8, 2003 between First Reserve Corporation and TransMontaigne Inc. (incorporated by reference to Exhibit 10.2 of TransMontaigne Inc.'s Form 10-Q for the quarter ended September 30, 2003).
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

Date: February 17, 2004