Form 10-Q
period 2003-12-31
TRANSMONTAIGNE INC
filed 2004-02-17
CIK 755199

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003
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

        As of February 2, 2004 there were 41,100,181 shares of the Registrant's Common Stock outstanding.

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

Part I. Financial information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of TransMontaigne Inc. as of and for the three and six months ended December 31, 2003 are included herein beginning on the following page. The accompanying interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2003, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

TransMontaigne Inc. is a holding company with the following active wholly-owned subsidiaries during the three and six months ended December 31, 2003.

–>
TransMontaigne Product Services Inc. ("TPSI")

–>
TransMontaigne Transport Inc.

–>
Coastal Fuels Marketing, Inc.

–>
Coastal Tug and Barge, Inc.

We do not have any off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	December 31, 2003	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$16,536	$27,969
Restricted cash held by commodity broker	8,480	5,155
Trade accounts receivable, net	277,478	290,007
Inventories—discretionary volumes	325,278	226,918
Unrealized gains on derivative contracts	19,335	16,817
Prepaid expenses and other	4,736	5,775

	651,843	572,641
Property, plant and equipment, net	370,242	371,735
Product linefill and tank bottom volumes	21,968	22,017
Unrealized gains on derivative contracts	786	1,885
Investments in petroleum related assets	10,131	10,131
Deferred tax assets	—	482
Deferred debt issuance costs, net	11,731	12,908
Other assets, net	5,955	6,917

	$1,072,656	$998,716

LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Commodity margin loan	$9,696	$4,534
Working capital credit facility	215,500	175,000
Trade accounts payable	204,872	144,443
Unrealized losses on derivative contracts	27,444	20,151
Inventory due to others under exchange agreements	6,698	35,121
Excise taxes payable	91,348	99,068
Other accrued liabilities	22,687	25,562
Deferred revenue—supply management services	4,214	4,816

	582,459	508,695
Other liabilities:
Long-term debt	200,000	200,000
Deferred tax liabilities	199	—
Unrealized losses on derivative contracts	668	423

Total liabilities	783,326	709,118

Series B Redeemable Convertible Preferred stock	78,524	79,329

Common stockholders' equity:
Common stock	411	407
Capital in excess of par value	251,839	249,339
Deferred stock-based compensation	(5,561)	(3,943)
Accumulated deficit	(35,883)	(35,534)

	210,806	210,269

	$1,072,656	$998,716

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Supply, distribution, and marketing:
Revenues	$2,148,365	$2,006,592	$4,671,918	$3,733,934
Cost of product sold and other direct costs and expenses	(2,139,962)	(2,015,516)	(4,651,773)	(3,735,246)

Net operating margins (deficiencies)	8,403	(8,924)	20,145	(1,312)

Terminals, pipelines, and tugs and barges:
Revenue	25,797	17,265	52,818	34,660
Direct operating costs and expenses	(10,632)	(6,520)	(22,958)	(12,987)

Net operating margins	15,165	10,745	29,860	21,673

Total net operating margins	23,568	1,821	50,005	20,361

Costs and expenses:
Selling, general and administrative	(10,944)	(8,775)	(21,315)	(18,106)
Depreciation and amortization	(5,932)	(4,293)	(11,469)	(8,549)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(17)	—	(49)	—
Corporate relocation and transition	—	(365)	—	(1,449)

Total costs and expenses	(16,893)	(13,433)	(32,833)	(28,104)

Operating income (loss)	6,675	(11,612)	17,172	(7,743)

Other income (expenses):
Dividend income	—	—	6	374
Interest income	80	99	108	168
Interest expense	(6,703)	(3,066)	(13,127)	(6,359)
Loss on disposition of assets	(805)	—	(805)	—
Other financing costs:
Amortization of deferred debt issuance costs	(819)	(233)	(1,632)	(462)
Gain on interest rate swap	—	1,199	—	1,274

Total other expenses	(8,247)	(2,001)	(15,450)	(5,005)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(1,572)	(13,613)	1,722	(12,748)
Income tax (expense) benefit	629	5,173	(689)	4,844

Net earnings (loss) before cumulative effect of a change in accounting principle	(943)	(8,440)	1,033	(7,904)
Cumulative effect of a change in accounting principle of $2,092, net of tax benefit of $795	—	(1,297)	—	(1,297)

Net earnings (loss) before preferred stock dividends	(943)	(9,737)	1,033	(9,201)
Preferred stock dividends, net	(691)	(995)	(1,382)	(1,990)

Net loss attributable to common stockholders	$(1,634)	$(10,732)	$(349)	$(11,191)

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations—(Continued)
(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Net loss after preferred stock dividends and before cumulative effect of a change in accounting principle	$(1,634)	$(9,435)	$(349)	$(9,894)
Cumulative effect of a change in accounting principle	—	(1,297)	—	(1,297)

Net loss attributable to common stockholders	$(1,634)	$(10,732)	$(349)	$(11,191)

Basic net loss per common share:
Net loss after preferred stock dividends and before cumulative effect of a change in accounting principle	$(0.04)	$(0.24)	$(0.01)	$(0.25)
Cumulative effect of a change in accounting principle	—	(0.03)	—	(0.03)

	$(0.04)	$(0.27)	$(0.01)	$(0.28)

Diluted net loss per common share:
Net loss after preferred stock dividends and before cumulative effect of a change in accounting principle	$(0.04)	$(0.24)	$(0.01)	$(0.25)
Cumulative effect of a change in accounting principle	—	(0.03)	—	(0.03)

	$(0.04)	$(0.27)	$(0.01)	$(0.28)

Weighted average common shares outstanding:
Basic	39,364	39,127	39,271	39,079

Diluted	39,364	39,127	39,271	39,079

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of preferred stock and common stockholders' equity
Year ended June 30, 2003 and six months ended December 31, 2003
(In thousands)

	Preferred stock			Capital in excess of par value	Deferred stock-based compensation		Total common stockholders' equity
			Common stock			Accumulated deficit
	Series A	Series B

Balance at June 30, 2002	$24,421	$80,939	$399	$245,844	$(2,540)	$(38,353)	$205,350
Common stock issued for options exercised	—	—	—	12	—	—	12
Common stock repurchased from employees for withholding taxes	—	—	—	(214)	—	—	(214)
Net tax effect arising from stock-based compensation	—	—	—	70	—	—	70
Forfeiture of restricted stock awards prior to vesting	—	—	—	(238)	238	—	—
Deferred compensation related to restricted stock awards	—	—	8	3,605	(3,613)	—	—
Deferred compensation related to non-employee stock options	—	—	—	260	(260)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,232	—	2,232
Preferred stock dividends	—	—	—	—	—	(5,594)	(5,594)
Amortization of premium on Series B Redeemable Convertible Preferred stock	—	(1,610)	—	—	—	1,610	1,610
Repurchase of Series A Convertible Preferred stock	(24,421)	—	—	—	—	—	—
Net earnings	—	—	—	—	—	6,803	6,803

Balance at June 30, 2003	—	79,329	407	249,339	(3,943)	(35,534)	210,269
Common stock issued for options exercised	—	—	—	123	—	—	123
Common stock repurchased from employees for withholding taxes	—	—	(1)	(502)	—	—	(503)
Deferred compensation related to restricted stock awards	—	—	5	3,051	(3,056)	—	—
Forfeiture of restricted stock awards prior to vesting	—	—	—	(172)	172	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,266	—	1,266
Preferred stock dividends	—	—	—	—	—	(2,187)	(2,187)
Amortization of premium on Series B Redeemable Convertible Preferred stock	—	(805)	—	—	—	805	805
Net earnings	—	—	—	—	—	1,033	1,033

Balance at December 31, 2003	$—	$78,524	$411	$251,839	$(5,561)	$(35,883)	$210,806

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(943)	$(9,737)	$1,033	$(9,201)
Adjustments to reconcile net earnings to net cash used by operating activities:
Amortization of deferred revenue	(1,315)	(150)	(2,527)	(300)
Depreciation and amortization	5,932	4,293	11,469	8,549
Deferred tax expense (benefit)	(633)	(6,202)	681	(5,959)
Net tax effect arising from stock-based compensation	—	33	—	97
Amortization of deferred stock-based compensation	662	457	1,266	858
Amortization of debt issuance costs	819	233	1,632	462
Unrealized gain on interest rate swap	—	(1,199)	—	(1,274)
Loss on disposition of assets	805	—	805	—
Net change in unrealized gains/losses on long-term derivative contracts	876	1,548	2,265	1,954
Lower of cost or market write-down on base operating inventory volumes	271	—	2,333	—
Lower of cost or market write-down on product linefill and tank bottom volumes	17	—	49	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(32,173)	(11,842)	12,529	(37,795)
Inventories—discretionary volumes	(38,092)	(54,563)	(99,136)	(59,635)
Prepaid expenses and other	(2,721)	(910)	(1,220)	(906)
Trade accounts payable	36,438	32,781	61,779	68,553
Inventory due to others under exchange agreements	(9,799)	(10,833)	(28,423)	6,183
Unrealized (gain) loss on derivative contracts	9,478	(4,760)	5,779	9,389
Excise taxes payable and other accrued liabilities	6,579	13,872	(10,987)	785

Net cash used by operating activities	(23,799)	(46,979)	(40,673)	(18,240)

Cash flows from investing activities:
Acquisition of terminals, pipelines, and tugs and barges	(3,070)	—	(3,070)	(630)
Additions to property, plant and equipment—expansion of facilities	(1,607)	(2,084)	(6,443)	(2,945)
Additions to property, plant and equipment—maintain existing facilities	(1,238)	(1,342)	(2,716)	(1,831)
Decrease in restricted cash held by commodity broker	(1,278)	(10,170)	(3,325)	(10,904)
Proceeds from disposition of assets	501	—	501	—
Other	711	(2)	1,653	59

Net cash used by investing activities	(5,981)	(13,598)	(13,400)	(16,251)

Cash flows from financing activities:
Net borrowings of debt	20,500	60,000	40,500	13,000
Net borrowings (repayments) of commodity margin loan	9,696	(7,245)	5,162	(1,470)
Deferred debt issuance costs	(300)	(44)	(455)	(73)
Common stock issued for options exercised	—	—	123	11
Common stock repurchased from employees for withholding taxes	(430)	(111)	(503)	(161)
Preferred stock dividends paid in cash	(1,094)	(1,704)	(2,187)	(1,704)

Net cash provided by financing activities	28,372	50,896	42,640	9,603

Decrease in cash and cash equivalents	(1,408)	(9,681)	(11,433)	(24,888)
Cash and cash equivalents at beginning of period	17,944	15,645	27,969	30,852

Cash and cash equivalents at end of period	$16,536	$5,964	$16,536	$5,964

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Notes to consolidated financial statements
December 31, 2003 and June 30, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Use of Estimates

The accompanying consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2003, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

(d) Accounting for Supply, Distribution, and Marketing Activities

In our supply, distribution and marketing operations, we purchase refined petroleum products primarily from refineries, schedule them for delivery to our terminals, as well as terminals owned by third parties, and then sell those products to our customers through rack sales, bulk sales, and contract sales. Revenue from our sales of physical inventory is recognized pursuant to the accrual method accounting (i.e., when cash becomes due and payable to us pursuant to the terms of the sales contracts). Revenue from rack sales and contract sales is recognized when the product is delivered to the customer through a truck loading rack or marine fueling equipment. Revenue from bulk sales is recognized when the title to the product is transferred to the customer, which generally occurs upon confirmation of the terms of the sale.

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

(f) Accounting for Risk Management Activities

We enter into risk management contracts, principally NYMEX futures contracts, to manage our exposure to changes in commodity prices. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories—discretionary volumes held for immediate sale or exchange, open positions in derivative contracts, and open positions in risk management contracts. We enter into risk management contracts that offset the changes in the values of our inventories—discretionary volumes held for immediate sale or exchange and derivative contracts. At December 31, 2003 and June 30, 2003, our open positions in risk management contracts were NYMEX futures contracts (purchases and sales).

(g) Accounting for Derivative Contracts

Our bulk sales, contract sales, delivered fuel price management, retail price management and risk management contracts qualify as derivative instruments pursuant to the requirements of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. All derivative contracts are required to be reported as assets and liabilities at fair value in the accompanying consolidated balance sheet in accordance with SFAS No. 133. The fair value of our derivative contracts is included in "Unrealized gains or losses on derivative contracts" in the accompanying consolidated balance sheet. At December 31, 2003 and June 30, 2003, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts. Changes in the fair value of our derivative contracts are included in net operating margins attributable to our supply, distribution and marketing operations.

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

(h) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. Our volumes held for immediate sale or exchange are subject to our risk management policy or commodity price risk management and represent those volumes held for immediate sale or exchange in the ordinary course of business. Our volumes held for base operations generally are not subject to commodity price risk management and represent in-transit volumes on common carrier pipelines. On October 25, 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-03 ("EITF 02-03"), Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, that concluded that all physical inventories, including inventory volumes associated with energy trading activities, be carried at the lower of cost or market pursuant to Accounting Research Bulletin ("ARB") No. 43, Chapter 4—Inventory Pricing. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost) for periods subsequent to September 30, 2002. Prior to October 1, 2002, our inventories—discretionary volumes held for immediate sale or exchange were carried at fair value with the changes in the fair value included in net margins attributable to our supply, distribution and marketing operations. Prior to October 1, 2002, our volumes held for base operations were carried at original cost adjusted for impairment write-downs. Inventories—discretionary volumes are as follows (in thousands):

	December 31, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$225,467	6,487	$130,492	3,890
Volumes held for base operations	99,811	2,922	96,426	2,922

Inventories—discretionary volumes	$325,278	9,409	$226,918	6,812

At December 31, 2003 and June 30, 2003, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $15.5 million and $5.9 million, respectively. For the three and six months ended December 31, 2003 we recognized lower of cost or market write-downs on certain of our base operating inventory volumes of approximately $0.3 million and $2.3 million, respectively, which are included in cost of products sold and other direct costs and expenses in the accompanying consolidated statements of operations.

We enter into exchange agreements with major oil companies. Exchange agreements generally are fixed term agreements that involve our receipt of a specified volume of product at one location in exchange for delivery by us of product at a different location. At December 31, 2003 and June 30, 2003, current liabilities include inventory due to others under exchange agreements of approximately 0.2 million barrels and 1.0 million barrels, respectively, with a fair value of approximately $6.7 million and $35.1 million, respectively. The amount recorded represents the fair value of inventory due to others under exchange agreements at the balance sheet date.

(i) Accounting for Product Linefill and Tank Bottom Volumes

Our product linefill and tank bottom volumes are not held for sale or exchange in the ordinary course of business and, therefore, we do not manage the commodity price risks associated with these volumes.

At December 31, 2003 and June 30, 2003, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost (weighted average) or market (replacement cost). Product linefill and tank bottom volumes are as follows (in thousands):

	December 31, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Gasolines	$12,994	497	$13,020	497
Distillates	7,449	319	7,449	319
No. 6 oil	1,525	61	1,548	61

Product linefill and tank bottom volumes	$21,968	877	$22,017	877

At December 31, 2003 and June 30, 2003, the weighted average adjusted cost basis of our product linefill and tank bottom volumes was approximately $0.60 per gallon. During the three months ended December 31, 2003 and 2002, we recognized impairment losses of approximately $17,000 and $nil, respectively, due to write-downs on certain of our product linefill and tank bottom volumes to current market values. During the six months ended December 31, 2003 and 2002, we recognized impairment losses of approximately $49,000 and $nil, respectively, due to write-downs on certain of our product linefill and tank bottom volumes to current market values.

(j) Cash and Cash Equivalents

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(k) Deferred Debt Issuance Costs

Deferred debt issuance costs are as follows (in thousands):

	June 30, 2003	Additions	Amortization	December 31, 2003

Working capital credit facility	$5,941	$23	$(1,115)	$4,849
Senior subordinated notes	6,967	432	(517)	6,882

	$12,908	$455	$(1,632)	$11,731

(l) Environmental Obligations

At December 31, 2003 and June 30, 2003, we have accrued environmental obligations of approximately $5.9 million and $5.6 million, respectively, representing our best estimate of our remediation obligations (see Note 7 of Notes to consolidated financial statements). During the three and six months ended December 31, 2003, we made payments of approximately $0.1 million and $0.2 million, respectively, towards our environmental remediation obligations. During the three and six months ended December 31, 2003, we increased our estimate of our future environmental remediation obligations by approximately $0.5 million, of which approximately $0.3 million was assumed in connection with our acquisition of the Norfolk terminal (see Note 2 of Notes to consolidated financial statements). During the three and six months ended December 31, 2002, we did not revise our estimate of our future environmental remediation obligations. During the three months ended December 31, 2003 and 2002, we received insurance recoveries of approximately $0.2 million and $0.2 million, respectively, which are recorded as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations. During the six months ended December 31, 2003 and 2002, we received insurance recoveries of approximately $1.0 million and $0.2 million, respectively, which are recorded as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations.

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

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Net loss attributable to common stockholders:
As reported	$(1,634)	$(10,732)	$(349)	$(11,191)
Amortization of the fair value of stock options granted to employees	(55)	(90)	(117)	(194)

Pro forma	$(1,689)	$(10,822)	$(466)	$(11,385)

Loss per common share:
As reported
Basic	$(0.04)	$(0.27)	$(0.01)	$(0.28)
Diluted	$(0.04)	$(0.27)	$(0.01)	$(0.28)
Pro forma
Basic	$(0.04)	$(0.28)	$(0.01)	$(0.29)
Diluted	$(0.04)	$(0.28)	$(0.01)	$(0.29)

There were no options granted during the six months ended December 31, 2003 and the year ended June 30, 2003. The weighted average fair value at grant dates for options granted during the years ended June 30, 2002 and 2001 was $3.08 and $2.12, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 2002 and 2001 were as follows: no dividend yield, expected volatility of 79% and 61%, risk-free rates of 4.49% and 4.95%, and expected lives of 4 years and 5 years, respectively.

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

(r) Reclassification

Certain amounts in the prior periods have been reclassified to conform to the current period's presentation.

(2) ACQUISITIONS AND DISPOSITIONS

On October 1, 2003, we acquired for cash consideration of approximately $3.1 million a 900,000-barrel products terminal in Norfolk, Virginia. The terminal increases our presence in the Mid-Atlantic market and includes a docking facility that will permit us to receive shipments off and deliver shipments to the water.

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

The purchase price of each transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The purchase price was preliminarily allocated as follows (in thousands):

	Norfolk	Coastal Fuels	Fairfax	Brownsville

Discretionary inventory volumes	$1,557	$30,625	$—	$—
Prepaid expenses and other current assets	—	2,259	—	—
Property, plant and equipment	1,906	121,287	6,773	630
Other assets—acquired intangible	—	2,500	—	—
Product linefill and tank bottom volumes	—	6,311	—	—
Trade accounts payable—due diligence costs	—	(1,350)	—	—
Acquisition related liabilities	(393)	(5,664)	(420)	—

Cash paid	$3,070	$155,968	$6,353	$630

On December 30, 2003, we sold our CETEX pipeline system for approximately $0.4 million resulting in a loss on disposition of assets of approximately $0.7 million. For the six months ended December 31, 2003 and the year ended June 30, 2003, the CETEX pipeline system generated net operating margins (deficiencies) of approximately $0.1 million and $(0.2) million, respectively.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2003	June 30, 2003

Trade accounts receivable	$278,151	$291,929
Less allowance for doubtful accounts	(673)	(1,922)

	$277,478	$290,007

During the three months ended December 31, 2003 and 2002, we increased the allowance for doubtful accounts through a charge to income of approximately $nil and $0.3 million, respectively. During the six months ended December 31, 2003 and 2002, we increased the allowance for doubtful accounts through a charge to income of approximately $0.1 million and $0.6 million, respectively.

(4) UNREALIZED GAINS AND LOSSES ON DERIVATIVE CONTRACTS

Unrealized gains and losses on derivative contracts are as follows (in thousands):

	December 31, 2003	June 30, 2003

Unrealized gains—current	$19,335	$16,817
Unrealized gains—long-term	786	1,885

Unrealized gains—asset	20,121	18,702

Unrealized losses—current	(27,444)	(20,151)
Unrealized losses—long-term	(668)	(423)

Unrealized losses—liability	(28,112)	(20,574)

Net liability position	$(7,991)	$(1,872)

At December 31, 2003 and June 30, 2003, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	December 31, 2003	June 30, 2003

Land	$45,281	$46,477
Terminals, pipelines and equipment	371,990	365,379
Technology and equipment	14,008	13,426
Tugs and barges	18,044	15,914
Furniture, fixtures and equipment	6,905	6,539
Construction in progress	4,597	4,125

	460,825	451,860
Less accumulated depreciation	(90,583)	(80,125)

	$370,242	$371,735

(6) OTHER ASSETS

Other assets are as follows (in thousands):

	December 31, 2003	June 30, 2003

Prepaid transportation	$2,309	$3,021
Acquired intangible, net of accumulated amortization of $417 and $167, respectively	2,083	2,333
Commodity trading membership	1,500	1,500
Deposits and other assets	63	63

	$5,955	$6,917

Prepaid transportation relates to our contractual transportation and deficiency agreements with three interstate product pipelines (see Note 13 of Notes to consolidated financial statements).

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Commodity trading membership represents the purchase price we paid to acquire two seats on the NYMEX.

(7) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31, 2003	June 30, 2003

Accrued environmental obligations	$5,885	$5,577
Accrued lease abandonment	2,821	3,178
Accrued transportation and deficiency obligations	1,384	2,013
Dividend payable—preferred stock	1,093	1,093
Accrued interest payable	1,882	1,788
Accrued expenses and other	9,622	11,913

	$22,687	$25,562

Accrued Lease Abandonment.    In connection with our corporate relocation and transition, we entered into an operating lease for new office space in Denver, Colorado. The new lease was executed on April 19, 2002. We vacated our office space in Denver, Colorado during June 2003 and we vacated our excess space in Atlanta, Georgia during October 2002. In connection with our acquisition of the Coastal Fuels assets, we vacated a sales office in Coral Gables, Florida. The accrual for the abandonment of the office leases represents the excess of the remaining lease payments subsequent to vacancy of the space by us over the estimated sublease rentals to be received based on current market conditions. At December 31, 2003 and June 30, 2003, the accrued liability for lease abandonment costs was approximately $2.8 million and $3.2 million, respectively.

(in thousands)	Accrued liability at June 30, 2003	Change in accrued liability	Amounts paid during the period	Accrued liability at December 31, 2003

Accrued lease abandonment	$3,178	$156	$(513)	$2,821

We expect to pay the accrued liability of approximately $2.8 million, net of estimated sublease rentals, as follows (in thousands):

Years ending June 30:	Lease payments	Estimated sublease rentals	Accrued liability

2004 (Remainder of the year)	$531	$(89)	$442
2005	1,263	(481)	782
2006	1,108	(548)	560
2007	928	(452)	476
2008	370	(187)	183
Thereafter	763	(385)	378

	$4,963	$(2,142)	$2,821

(8) DEFERRED REVENUE—SUPPLY MANAGEMENT SERVICES

At December 31, 2003 and June 30, 2003, our deferred revenue associated with logistical supply management services was approximately $0.7 million and $1.0 million, respectively. We amortize the deferred revenue from these contracts into revenues attributable to our supply, distribution and marketing operations on a straight-line basis over the respective terms of the contracts. During the three months ended December 31, 2003 and 2002, we recognized approximately $150,000 in net revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenues. During the six months ended December 31, 2003 and 2002, we recognized approximately $300,000 in net revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenues.

During the six months ended December 31, 2003 and 2002, we originated retail and delivered fuel price management contracts with an estimated fair value of approximately $1.9 million and $4.2 million, respectively, representing the excess of the amounts we expect to receive from the ground fleet customers over our estimate of the forward price curve of the underlying commodity adjusted for basis differentials. We have deferred the estimated fair value of these contracts at origination because our estimate of the fair value is not evidenced by quoted market prices or current market transactions for the contracts in their entirety. We amortize the deferred revenue into net revenues attributable to our supply, distribution, and marketing operations over the respective terms of the contracts as the products are delivered to the ground fleet customers. During the three months ended December 31, 2003 and 2002, we recognized approximately $1.2 million and $nil, respectively, in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts. During the six months ended December 31, 2003 and 2002, we recognized approximately $2.2 million and $nil, respectively, in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts.

(in thousands)	Deferred revenue at June 30, 2003	Additions during the period	Amounts amortized during the period	Deferred revenue at December 31, 2003

Logistical supply management services	$1,000	$—	$(300)	$700
Retail price management contracts	2,047	370	(1,148)	1,269
Delivered fuel price management contracts	1,769	1,555	(1,079)	2,245

	$4,816	$1,925	$(2,527)	$4,214

(9) DEBT

Debt is as follows (in thousands):

	December 31, 2003	June 30, 2003

Commodity margin loan	$9,696	$4,534
Working capital credit facility	215,500	175,000
Senior subordinated notes	200,000	200,000

	425,196	379,534
Less debt classified as current	(225,196)	(179,534)

Long-term debt	$200,000	$200,000

Commodity Margin Loan.    We currently have a commodity margin loan agreement with Salomon Smith Barney that allows us to borrow up to $20 million to fund certain initial and variation margin requirements in commodities accounts maintained by us with Salomon Smith Barney. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury Bill rate plus 1.75% (2.70% at December 31, 2003).

Working Capital Credit Facility.    On February 28, 2003, we executed a Credit Agreement with UBS AG that initially provided for a revolving line of credit ("Working Capital Credit Facility") and a senior secured term loan ("Term Loan"). The Working Capital Credit Facility is our primary means of financing our working capital requirements and, as such, it is material to our operations. The Working Capital Credit Facility currently provides for a maximum borrowing line of credit that is the lesser of (i) $275 million and (ii) the borrowing base (as defined; $444 million at December 31, 2003). The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding ($22.3 million at December 31, 2003). Borrowings under the Working Capital Credit Facility bear interest (at our option) based on a base rate plus a specified margin, or LIBOR plus a specified margin; the specified margins are a function of our leverage ratio (as defined). Accrued interest on the outstanding borrowings is due monthly. The weighted average interest rate on the borrowings under the Working Capital Credit Facility was 4.0% and 3.9% during the three and six months ended December 31, 2003, respectively. Borrowings under the Working Capital Credit Facility are secured by substantially all of our current assets. The terms of the Working Capital Credit Facility include financial covenants relating to fixed charge coverage, current ratio, consolidated tangible net worth, capital expenditures, cash distributions and open inventory positions that are tested on a quarterly and annual basis. As of December 31, 2003, we were in compliance with all covenants included in the Working Capital Credit Facility. The Working Capital Credit Facility matures February 28, 2006. In the accompanying consolidated balance sheets at December 31, 2003 and June 30, 2003, we have classified the outstanding borrowings under the Working Capital Credit Facility as a current liability because we have pledged our current assets as security for the facility and because currently it is our expectation that we will repay the outstanding borrowings within one year of the balance sheet date.

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

Scheduled maturities of debt at December 31, 2003 are as follows (in thousands):

Years ending June 30:

2004	$9,696
2005	—
2006	215,500
2007	—
2008	—
Thereafter	200,000

$425,196

(10) PREFERRED STOCK

At December 31, 2003 and June 30, 2003, we have authorized the issuance of up to 2,000,000 shares of preferred stock. Preferred stock is as follows (in thousands, except share data):

	December 31, 2003	June 30, 2003

Series B Redeemable Convertible Preferred stock, par value $0.01 per share, 100,000 shares authorized, 72,890 shares issued and outstanding, liquidation preference of $72,890	$78,524	$79,329

At December 31, 2003 and June 30, 2003, there are 72,890 shares of Series B Redeemable Convertible Preferred Stock outstanding. The Series B Redeemable Convertible Preferred Stock has a liquidation value of $1,000 per share, bears dividends at the rate of 6% per annum of the liquidation value, and is mandatorily redeemable between June 30, 2007 and December 31, 2007 for shares of common stock and/or cash at our option, subject to limitations on the total number of common shares permitted to be used in the exchange and issued to any shareholder. Dividends are cumulative and payable quarterly. The dividends are payable in cash, unless precluded by contract or the Working Capital Credit Facility, in which case dividends are payable in additional shares of Series B Redeemable Convertible Preferred Stock. The Series B Redeemable Convertible Preferred Stock may be put to us, at the option of the holder, for cash equal to the greater of its liquidation value or conversion value upon the future occurrence of a fundamental change (including those relating to sale of substantially all of the assets, delisting of our common stock from a national exchange, change in control, bankruptcy filing, and an event of default that accelerates the repayment of our debt). We may call the outstanding shares of Series B Redeemable Convertible Preferred Stock after June 30, 2005 if certain specified conditions are met. The Series B Redeemable Convertible Preferred Stock is convertible, at the option of the holder, into common stock at $6.60 per share, subject to adjustment upon the occurrence of specified future events. The holders of the Series B Redeemable Convertible Preferred Stock have the right to vote on all matters (except the election of directors) with the holders of the common stock (voting collectively as a single class).

On June 30, 2003, we redeemed the remaining outstanding shares of Series A Convertible Preferred stock and warrants for approximately $24.4 million in cash.

Preferred stock dividends on the Series A Convertible Preferred stock were $nil and $0.3 million for the three months ended December 31, 2003 and 2002, respectively. Preferred Stock dividends on the Series B Redeemable Convertible Preferred Stock were $0.7 million for each of the three months ended December 31, 2003 and 2002. The amount of the Series B Redeemable Convertible Preferred Stock dividend recognized for financial reporting purposes for each of the three months ended December 31, 2003 and 2002, is composed of the amount of the dividend payable and paid to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million.

Preferred stock dividends on the Series A Convertible Preferred stock were $nil and $0.6 million for the six months ended December 31, 2003 and 2002, respectively. Preferred Stock dividends on the Series B Redeemable Convertible Preferred Stock were $1.4 million for each of the six months ended December 31, 2003 and 2002. The amount of the Series B Redeemable Convertible Preferred Stock dividend recognized for financial reporting purposes for each of the three months ended December 31, 2003 and 2002, is composed of the amount of the dividend payable and paid to the holders of the Series B Redeemable Convertible Preferred Stock of $2.2 million offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.8 million.

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

(11) COMMON STOCK

At December 31, 2003 and June 30, 2003, we were authorized to issue up to 80,000,000 shares of common stock with a par value of $0.01 per share. At December 31, 2003 and June 30, 2003, there were 41,100,961 shares and 40,685,690 shares issued and outstanding, respectively. Our Working Capital Credit Facility, Senior Subordinated Notes and the certificate of designations of our Series B Redeemable Convertible Preferred stock contain restrictions on the payment of dividends on our common stock.

We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in common stockholders' equity as deferred stock-based compensation. Information about restricted common stock activity for the six months ended December 31, 2003, and the year ended June 30, 2003 is as follows:

	Total shares	Vested shares	Unvested shares

Outstanding at June 30, 2002	1,074,716	160,748	913,968
Granted	840,500	—	840,500
Cancelled	(51,080)	—	(51,080)
Repurchased	(49,437)	(49,437)	—
Vested	—	187,209	(187,209)

Outstanding at June 30, 2003	1,814,699	298,520	1,516,179
Granted	511,000	—	511,000
Cancelled	(37,290)	—	(37,290)
Repurchased	(82,739)	(82,739)	—
Vested	—	277,026	(277,026)

Outstanding at December 31, 2003	2,205,670	492,807	1,712,863

On October 25, 2003, we granted approximately 511,000 shares of restricted common stock to employees, which resulted in approximately $3.1 million of deferred compensation that will be amortized to income over their four-year vesting period. Amortization of deferred compensation of approximately $0.7 million and $0.5 million is included in selling, general and administrative expense for the three months ended December 31, 2003 and 2002, respectively. Amortization of deferred compensation of approximately $1.3 million and $0.9 million is included in selling, general and administrative expense for the six months ended December 31, 2003 and 2002, respectively.

(12) STOCK OPTIONS

Information about stock option activity for the six months ended December 31, 2003 and the year ended June 30, 2003, is as follows:

	Terminated Plans		1997 Plan
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at June 30, 2002	230,450	5.50	1,062,780	4.52
Cancelled	(230,450)	5.50	(55,080)	4.69
Exercised	—	—	(3,200)	3.75

Outstanding at June 30, 2003	—	—	1,004,500	4.51
Cancelled	—	—	(35,600)	4.63
Exercised	—	—	(24,300)	5.11

Outstanding at December 31, 2003	—	—	944,600	4.49

Exercisable at December 31, 2003	—	—	358,250	4.90

Information about stock options outstanding at December 31, 2003 is as follows:

				Options exercisable
	Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices		Number exercisable	Weighted average exercise prices

1997 Plan	$ 3.75 - 7.25 $11.00 - 13.50 $ 17.25	932,100 11,500 1,000	6.9 5.0 3.7	$ $ $	4.39 11.65 17.25	345,750 11,500 1,000	$ $ $	4.64 11.65 17.25

		944,600				358,250

(13) COMMITMENTS AND CONTINGENCIES

Transportation and Deficiency Agreements.    In connection with our sale of two product distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to $725,000 per year for a five-year period through June 30, 2006. At June 30, 2003, we recognized an accrued liability of approximately $0.8 million representing our estimate of the future amounts we expect to pay for the shortfall in our actual volumes and our estimated shortfall in volumes for the remainder of the term of the agreement. During the six months ended December 31, 2003, we paid approximately $0.2 million as settlement for our shortfall in volumes for the year ended June 30, 2003. Based on actual throughput volumes for the six months ended December 31, 2003, we decreased our accrued liabilities by $0.2 million resulting in a total accrued liability of $0.4 million as of and for the six months ended December 31, 2003.

We also are subject to three transportation and deficiency agreements ("T&D's") with three separate interstate pipeline companies. At June 30, 2003, we recognized an accrued liability of approximately $1.2 million representing our estimate of the future amounts we expect to pay for our estimated shortfall in volumes for the remainder of the term of the agreements. During the six months ended

December 31, 2003, we recognized a reduction in our accrued liability of approximately $0.2 million representing a change in our estimate of the future amounts we expect to pay for the estimated shortfall in volumes for the remainder of the terms of the T&D agreements resulting in a total accrued liability of $1.0 million as of and for the six months ended December 31, 2003.

At December 31, 2003 and June 30, 2003, we included approximately $2.3 million and $3.0 million, respectively, of prepaid transportation in other assets since we have a contractual right, after the end of the term of the T&D agreements, to apply the amounts to charges for using the interstate pipeline in the future (see Note 6 of Notes to consolidated financial statements). During the three months ended December 31, 2003, we applied approximately $0.7 million of our prepaid transportation to charges for using the interstate pipeline during the period.

(in thousands)	June 30, 2003	Payments during the period	Amounts applied during the period	Change in estimate during the period	December 31, 2003

Other assets—prepaid transportation	$3,021	$—	$(712)	$—	$2,309

Accrued liability—T&D obligations	$(2,013)	$238	$—	$391	$(1,384)

Operating Leases.    At December 31, 2003, future minimum lease payments under our non-cancelable operating leases (exclusive of vacated office space) are as follows (in thousands):

Years ending June 30:	Office space	Terminal and pipeline capacity	Property and equipment

2004 (Remainder of the year)	$763	$1,419	$176
2005	1,558	2,318	157
2006	1,574	601	120
2007	1,541	162	58
2008	1,507	—	—
Thereafter	5,574	—	—

	$12,517	$4,500	$511

Rental expense under operating leases was $2.1 million and $1.8 million for the six months ended December 31, 2003 and 2002, respectively.

(14) EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted weighted average shares (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Basic weighted average shares	39,364	39,127	39,271	39,079
Effect of dilutive securities:
Restricted common stock subject to continuing vesting requirements	—	—	—	—
Exercise of stock options	—	—	—	—
Conversion of Series B Redeemable Convertible Preferred stock	—	—	—	—

Diluted weighted average shares	39,364	39,127	39,271	39,079

We exclude potentially dilutive securities from our computation of diluted earnings per share when their effect would be anti-dilutive. The following securities were excluded from the dilutive earnings per share computation for the three months ended December 31, 2003, as their inclusion would have been anti-dilutive (in thousands):

December 31, 2003

Restricted common stock subject to continuing vesting requirements	1,713
Common stock issuable upon exercise of stock options	945
Common stock issuable upon conversion of Series B Redeemable Convertible Preferred stock	11,044

13,702

For the three months ended December 31, 2003, the stock options had a weighted average exercise price of $4.49 per share and the Series B Redeemable Convertible Preferred stock was convertible into shares of common stock at a conversion price of $6.60 per common share.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Terminals, pipelines, and tugs and barges:
Historical facilities	$10,852	$10,745	$21,985	$21,673
Coastal Fuels assets	4,313	—	7,875	—

Adjusted net operating margins	15,165	10,745	29,860	21,673

Supply, distribution and marketing:
Light oil margins	7,580	9,545	12,440	15,370
Heavy oil margins	3,425	—	4,866	—
Supply management services margins	4,110	3,158	6,480	7,540
Trading margins, net	457	640	2,588	(1,955)

Adjusted net operating margins	15,572	13,343	26,374	20,955

Total adjusted net operating margins	$30,737	$24,088	$56,234	$42,628

Reconciliation to Earnings (Loss) Before Income Taxes:
Adjusted net operating margins	$30,737	$24,088	$56,234	$42,628
Inventory Adjustments:
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	3,067	12,644	5,855	12,644
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(15,469)	(33,490)	(15,469)	(33,490)
Change in FIFO cost basis of base operating inventory volumes	5,504	(1,421)	5,718	(1,421)
Lower of cost or market write-downs on base operating inventory volumes	(271)	—	(2,333)	—

Total net operating margins	23,568	1,821	50,005	20,361
Other Items:
Selling, general and administrative expenses	(10,944)	(8,775)	(21,315)	(18,106)
Depreciation and amortization	(5,932)	(4,293)	(11,469)	(8,549)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(17)	—	(49)	—
Corporate relocation and transition	—	(365)	—	(1,449)

Operating income (loss)	6,675	(11,612)	17,172	(7,743)
Other income (expense), net	(8,247)	(2,001)	(15,450)	(5,005)

Earnings (loss) before income taxes	$(1,572)	$(13,613)	$1,722	$(12,748)

Supplemental information regarding our revenues for our business segments is as follows:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Terminals, pipelines, and tugs and barges:
Revenues from external customers	$9,746	$7,957	$21,378	$15,748
Inter-segment revenues	16,051	9,308	31,440	18,912

Total revenues	$25,797	$17,265	$52,818	$34,660

Supply, distribution and marketing:
Revenues from external customers	$2,148,365	$2,006,592	$4,671,918	$3,733,934
Inter-segment revenues	—	—	—	—

Total revenues	$2,148,365	$2,006,592	$4,671,918	$3,733,934

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2003 included in our Annual Report on Form 10-K, as amended (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; fair value of inventories—discretionary volumes held for immediate sale or exchange (as of and for periods prior to October 1, 2002); fair value of derivative contracts; prepaid transportation costs; accrued lease abandonment costs; accrued transportation and deficiency obligations; and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED DECEMBER 31, 2003

On October 1, 2003, we acquired for cash consideration of approximately $3.1 million a 900,000-barrel terminal, including product inventory, in Norfolk, Virginia. The acquired terminal provides us with additional storage, a docking facility that permits us to receive and deliver shipments off the water, and operating synergies with our existing facility in Norfolk, Virginia.

On December 30, 2003, we sold our CETEX pipeline system for approximately $0.4 million, resulting in a loss on disposition of assets of approximately $0.7 million. For the six months ended December 31, 2003 and the year ended June 30, 2003, the CETEX pipeline system generated net operating margins (deficiencies) of approximately $0.1 million and $(0.2) million, respectively.

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

Supply, distribution and marketing—adjusted net operating margins

Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for each of the three months ended December 31, 2003 and 2002, are summarized below (in thousands):

	Three months ended December 31,
	2003	2002

Supply, distribution and marketing:
Light oil margins	$7,580	$9,545
Heavy oil margins	3,425	—
Supply management services margins	4,110	3,158
Trading margins, net	457	640

Adjusted net operating margins	$15,572	$13,343

Reconciliation to net operating margins:
Adjusted net operating margins	$15,572	$13,343
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	3,067	12,644
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(15,469)	(33,490)
Change in FIFO cost basis of base operating inventory volumes	5,504	(1,421)
Lower of cost or market write-downs on base operating inventory volumes	(271)	—

Net operating margins—Historical financial statements	$8,403	$(8,924)

The adjusted net operating margins attributable to our supply, distribution and marketing segment increased to $15.6 million for the three months ended December 31, 2003 from $13.3 million for the three months ended December 31, 2002. The Coastal Fuels assets, which we acquired on February 28, 2003, contributed heavy oil margins of approximately $3.4 million for the three months ended December 31, 2003.

Prior to October 1, 2002, our inventories—discretionary volumes held for immediate sale or exchange were carried at fair value. Effective October 1, 2002, we adjusted the carrying amount of inventories—discretionary volumes held for immediate sale or exchange to the lower of cost or market pursuant to the requirements of EITF 02-03. During the last half of September 2003, we experienced increases in certain commodity prices and locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at September 30, 2003 exceeding their cost basis by approximately $3.1 million. The "Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange" represents the net operating margins recognized for financial reporting purposes on the subsequent sale of those inventories to customers during the three months ended December 31, 2003. During the last half of December 2003, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at December 31, 2003 exceeding their cost basis by approximately $15.5 million. That excess is expected to be recognized in net operating margins for financial reporting purposes during the three months ended March 31, 2004, which is the period in which those discretionary inventory volumes are expected to be sold to customers.

For the three months ended December 31, 2003, we increased the carrying amount of our base operating inventory volumes by approximately $5.5 million due to higher commodity prices during December 2003 as compared to September 2003. For the three months ended December 31, 2002, we decreased the carrying amount of our base operating inventory volumes by approximately $1.4 million due to lower commodity prices during December 2002 as compared to September 2002. During the three months ended December 31, 2003, we reduced the carrying amount of our base operating inventory volumes by approximately $271,000 due to the application of the lower of cost or market rule.

Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for each of the six months ended December 31, 2003 and 2002, are summarized below (in thousands):

	Six months ended December 31,
	2003	2002

Supply, distribution and marketing:
Light oil margins	$12,440	$15,370
Heavy oil margins	4,866	—
Supply management services margins	6,480	7,540
Trading margins, net	2,588	(1,955)

Adjusted net operating margins	$26,374	$20,955

Adjusted net operating margins	$26,374	$20,955
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	5,855	12,644
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(15,469)	(33,490)
Change in FIFO cost basis of base operating inventory volumes	5,718	(1,421)
Lower of cost or market write-downs on base operating inventory volumes	(2,333)	—

Net operating margins—Historical financial statements	$20,145	$(1,312)

The adjusted net operating margins attributable to our supply, distribution and marketing segment increased to $26.4 million for the six months ended December 31, 2003 from $21.0 million for the three months ended December 31, 2002. The Coastal Fuels assets, which we acquired on February 28, 2003, contributed heavy oil margins of approximately $4.9 million for the six months ended December 31, 2003.

Prior to October 1, 2002, our inventories—discretionary volumes held for immediate sale or exchange were carried at fair value. Effective October 1, 2002, we adjusted the carrying amount of inventories—discretionary volumes held for immediate sale or exchange to the lower of cost or market pursuant to the requirements of EITF 02-03. During the last half of June 2003, we experienced increases in certain commodity prices and locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at June 30, 2003 exceeding their cost basis by approximately $5.9 million. The "Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange" represents the net operating margins recognized for financial reporting purposes on the subsequent sale of those inventories to customers during the six months ended December 31, 2003. During the last half of December 2003, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at December 31, 2003 exceeding their cost basis by approximately $15.5 million. That excess is expected to be recognized in net operating margins for financial reporting purposes during the three months ended March 31, 2004, which is the period in which those discretionary inventory volumes are expected to be sold to customers.

For the six months ended December 31, 2003, we increased the carrying amount of our base operating volumes by approximately $5.7 million due to higher commodity prices during December 2003 as compared to June 2003. For the six months ended December 31, 2003, we reduced the carrying amount of our base operating volumes by approximately $2.3 million due to the application of the lower of cost or market rule.

Terminals, pipelines, tugs and barges—adjusted net operating margins

Our adjusted net operating margins for the terminal, pipelines, tugs and barges segment are identical to the net operating margins for such segment described below under "Results of Operations—Historical Financial Statements." Selected quarterly adjusted net operating margins for the terminal, pipelines, tugs and barges segment for the three and six months ended December 31, 2003 and 2002, are summarized below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Terminals and pipelines:
Historical facilities	$10,852	$10,745	$21,985	$21,673
Coastal Fuels assets	4,313	—	7,875	—

	$15,165	$10,745	$29,860	$21,673

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three and six months ended December 31, 2003 and 2002 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

Historical Financial Statement Measures:
Net operating margins:
Terminals, pipelines, tugs and barges	$15,165	$10,745	$29,860	$21,673
Supply, distribution, and marketing	$8,403	$(8,924)	$20,145	$(1,312)
Operating income (loss)	$6,675	$(11,612)	$17,172	$(7,743)
Earnings (loss) before income taxes	$(1,572)	$(13,613)	$1,722	$(12,748)
Net earnings (loss)	$(943)	$(9,737)	$1,033	$(9,201)
Net cash used by operating activities	$(23,799)	$(46,979)	$(40,673)	$(18,240)
Net cash used by investing activities	$(5,981)	$(13,598)	$(13,400)	$(16,251)
Net cash provided by financing activities	$28,372	$50,896	$42,640	$9,603

THREE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

We reported a net loss of $(0.9) million for the three months ended December 31, 2003, compared to a net loss of $(9.7) million for the three months ended December 31, 2002. After preferred stock dividends, the net loss attributable to common stockholders was $(1.6) million for the three months ended December 31, 2003, compared to $(10.7) million for the three months ended December 31, 2002. Basic loss per common share for the three months ended December 31, 2003 and 2002, was $(0.04) and $(0.27), respectively, based on 39.4 million and 39.1 million weighted average common shares outstanding, respectively. Diluted loss per share for the three months ended December 31, 2003 and 2002, was $(0.04) and $(0.27), respectively, based upon 39.4 million and 39.1 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the three months ended December 31, 2003 were $15.2 million, compared to $10.7 million for the three months ended December 31, 2002. The increase of $4.5 million in net operating margins was due principally to the addition of the Coastal Fuels assets. On February 28, 2003, we acquired the Coastal Fuels assets, which include five terminals, a hydrant delivery system, and a tug and barge operation. The results of operations of the Coastal Fuels assets are included from the closing date of the transaction (February 28, 2003). For the three months ended December 31, 2003, the Coastal Fuels assets generated net operating margins of approximately $4.3 million attributable to our terminals, pipelines, and tugs and barges operations. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended December 31,
	2003	2002

Throughput fees	$7,886	$7,023
Storage fees	8,883	5,164
Additive injection fees, net	1,996	1,820
Pipeline transportation fees	2,277	1,238
Tugs and barges	2,794	—
Other	1,961	2,020

Revenue	25,797	17,265
Less direct operating costs and expenses	(10,632)	(6,520)

Net operating margins	$15,165	$10,745

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the three months ended December 31, 2003 and 2002, we averaged approximately 56,000 and 43,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput fees were approximately $7.9 million and $7.0 million for the three months ended December 31, 2003 and 2002, respectively. For the three months ended December 31, 2003 and 2002, we averaged approximately 420,000 barrels and 325,000 barrels per day of throughput volumes at our terminals, including volumes under exchange agreements. The increase of $0.9 million in throughput fees was due principally to increases of approximately $0.7 million as a result of our acquisition of the Coastal Fuels assets, approximately $0.2 million at our historical Florida facilities, approximately $0.2 million at our Baton Rouge dock and approximately $0.5 million at our Southeast facilities offset by a decrease of approximately $0.6 million at our Upper River facilities.

Included in the terminal throughput fees for the three months ended December 31, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $7.0 million and $5.0 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $8.9 million and $5.2 million for the three months ended December 31, 2003 and 2002, respectively. The increase of $3.7 million in storage fees was due principally to an increase of approximately $4.1 million from our acquisition of the Coastal Fuels assets offset by a decrease of approximately $0.4 million at our Brownsville, Texas facilities.

Included in the terminal storage fees for the three months ended December 31, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $2.7 million and $0.9 million, respectively.

Additive Injection Fees, Net.    We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

Additive injection fees, net were approximately $2.0 million and $1.8 million for the three months ended December 31, 2003 and 2002, respectively. The increase of $0.2 million in additive injection fees, net was due principally to an increase of approximately $0.2 million from our acquisition of the Coastal Fuels assets and approximately $0.1 million at our Southeast facilities offset by a decrease of approximately $0.1 million at our Upper River facilities.

Included in additive injection fees, net for the three months ended December 31, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.9 million and $1.5 million, respectively.

Pipeline Transportation Fees.    We own an interstate products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline"), together with associated terminal facilities at Mt. Vernon and Rogers. We also own and operate a proprietary pipeline in Port Everglades/Ft. Lauderdale (the "hydrant system"), which we use to deliver our product to cruise ships and other marine vessels for refueling, and a small intrastate crude oil gathering pipeline system, located in east

Texas (the "CETEX pipeline"). On December 30, 2003, we sold our CETEX pipeline system. We earn pipeline transportation fees based on the volume of product transported and the distance from the origin point to the delivery point.

For the three months ended December 31, 2003 and 2002, we earned pipeline transportation fees of approximately $2.3 million and $1.2 million, respectively. The increase of $1.1 million in pipeline transportation fees was due principally to an increase of approximately $0.5 million from our acquisition of the Coastal Fuels assets, $0.3 million at our Brownsville, Texas facilities for services rendered in connection with the construction of a products pipeline from the U.S./Mexican border to our Brownsville, Texas facilities, $0.1 million on our CETEX pipeline system, and $0.1 million on our Razorback pipeline.

Included in the pipeline transportation fees for the three months ended December 31, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $1.1 million, respectively.

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

For the three months ended December 31, 2003, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $2.8 million. We acquired the tugs and barges operations on February 28, 2003 in connection with our acquisition of the Coastal Fuels assets.

Included in the tugs and barges fees for the three months ended December 31, 2003 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million.

Other Revenue.    In addition to providing storage and distribution services at our terminal facilities, we also provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our supply, distribution and marketing operation resulting from the excess of product deposited by third parties into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. For the three months ended December 31, 2003 and 2002, other revenue from our terminals, pipelines, and tugs and barges operations was approximately $2.0 million and $2.0 million, respectively. Other revenue for 2003 as compared to 2002 included an increase of approximately $0.5 million from our acquisition of the Coastal Fuels assets and approximately $0.3 million at our Southeast facilities, offset by decreases of approximately $0.8 million at our Brownsville, Texas facilities and approximately $0.1 million at our historical Florida facilities.

Included in other revenue for the three months ended December 31, 2003 and 2002, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.0 million and $0.8 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the three months ended December 31, 2003 and 2002, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $10.6 million and $6.5 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended December 31,
	2003	2002

Wages and employee benefits	$5,512	$3,131
Utilities and communication charges	920	745
Repairs and maintenance	2,626	2,209
Office, rentals and property taxes	1,157	799
Vehicles and fuel costs	332	134
Environmental compliance costs	692	473
Other	386	130
Less—reimbursed costs and expenses	(993)	(1,101)

Direct operating costs and expenses	$10,632	$6,520

The increase of $4.1 million in direct operating costs and expenses was due principally to the addition of the Coastal Fuels assets which resulted in approximately $4.5 million of additional direct operating costs and expenses offset by a decrease of approximately $0.4 million in repairs and maintenance expense incurred at our historical facilities.

Supply, distribution and marketing

The net operating margins (deficiencies) from our supply, distribution and marketing operations for the three months ended December 31, 2003 were $8.4 million, compared to $(8.9) million for the three months ended December 31, 2002. The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Three months ended December 31,
	2003	2002

Rack sales	$388,924	$376,808
Bulk sales	1,018,630	1,264,415
Contract sales	663,507	328,831
Supply management services	77,304	36,538

Total revenue	2,148,365	2,006,592
Cost of product sold	(2,116,729)	(1,990,801)

Net margin before other direct costs and expenses	31,636	15,791
Other direct costs and expenses:
Net losses on risk management activities	(18,112)	(26,392)
Change in unrealized gains (losses) on derivative contracts	(10,354)	3,098
Change in FIFO cost basis of base operating inventory volumes	5,504	(1,421)
Lower of cost or market write-downs on base operating inventory volumes	(271)	—

Net operating margins (deficiencies)	$8,403	$(8,924)

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

Rack sales were approximately $388.9 million and $376.8 million for the three months ended December 31, 2003 and 2002, respectively. For the three months ended December 31, 2003 and 2002, we averaged approximately 116,000 and 122,000 barrels per day, respectively, of delivered volumes under rack sales.

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

Bulk sales were approximately $1,018.6 million and $1,264.4 million for the three months ended December 31, 2003 and 2002, respectively. For the three months ended December 31, 2003 and 2002, we averaged approximately 309,000 and 412,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Contract sales were approximately $663.5 million and $328.8 million for the three months ended December 31, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, we averaged approximately 204,000 and 106,000 barrels per day, respectively, of delivered volumes under contract sales.

Supply Management Services Contracts.    We provide supply management services to companies and governmental entities that desire to outsource their fuel supply function and to reduce the price volatility associated with their fuel supplies. We offer three types of supply management services: delivered fuel price management, retail price management and logistical supply management services.

Sales pursuant to supply management services contracts were approximately $77.3 million and $36.5 million for the three months ended December 31, 2003 and 2002, respectively. For the three months ended December 31, 2003 and 2002, we averaged approximately 24,000 barrels and 12,000 barrels per day, respectively, of delivered volumes under supply management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $2,116.7 million and $1,990.8 million for the three months ended December 31, 2003 and 2002, respectively. Cost of product sold is as follows (in thousands):

	Three months ended December 31,
	2003	2002

Inventory product costs	$2,063,526	$1,957,671
Transportation and related charges	38,487	23,606
Throughput, storage and related charges	14,198	8,968
Other	518	556

Cost of product sold	$2,116,729	$1,990,801

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

Net losses on risk management activities were approximately $18.1 million and $26.4 million for the three months ended December 31, 2003 and 2002, respectively.

Change in Unrealized Gains (Losses) on Derivative Contracts.    During the three months ended December 31, 2003 and 2002, we increased (decreased) the financial statement carrying amount of our derivative contracts by approximately $(10.4) million and $3.1 million, respectively. The change in the financial statement carrying amount is due principally to (rising) declining commodity prices as compared to the prices stipulated in our derivative contracts.

Change in FIFO Cost Basis of Base Operating Inventory Volumes.    During the three months ended December 31, 2003, we increased the financial statement carrying amount of the base operating inventory volumes by approximately $5.5 million due to higher commodity prices during December 2003 as compared to September 2003. During the three months ended December 31, 2002, we decreased the financial statement carrying amount of the base operating inventory volumes by approximately $1.4 million due to lower commodity prices during December 2002 as compared to September 2002.

Lower of Cost or Market Write-Downs on Base Operating Inventory Volumes.    During the three months ended December 31, 2003, we recognized impairment losses of approximately $271,000 million due to lower of cost or market write-downs on the base operating volumes due principally to declining prices at the end of the period. During the three months ended December 31, 2002, we did not report any of our inventory volumes as base operating volumes as our base operating volumes were a component of our product linefill and tank bottom volumes.

Costs and expenses

Selling, general and administrative expenses for the three months ended December 31, 2003 were $10.9 million, compared to $8.8 million for the three months ended December 31, 2002. Selling, general and administrative expenses are as follows (in thousands):

	Three months ended December 31,
	2003	2002

Wages and employee benefits	$7,483	$6,618
Office costs, utilities and communication charges	1,636	802
Accounting and legal expenses	281	295
Property and casualty insurance	918	622
Other	626	438

Selling, general and administrative expenses	$10,944	$8,775

Depreciation and amortization for the three months ended December 31, 2003 and 2002, was $5.9 million and $4.3 million, respectively. The increase of $1.6 million in depreciation and amortization for 2003 as compared to 2002 is principally related to depreciation and amortization on recent additions to property, plant, and equipment.

During the three months ended December 31, 2003 and 2002, we recognized impairment losses of approximately $17,000 and $nil, respectively, due to write-downs on certain of our product linefill and tank bottom volumes.

We recognized special charges of $0.4 million during the three months ended December 31, 2002, related to our corporate relocation and transition. As of June 30, 2003 we had completed the relocation of our employees from Atlanta, Georgia to Denver, Colorado and paid the remaining special termination benefits and transition bonuses.

Other income and expenses

Interest income for the three months ended December 31, 2003 was $80,000, as compared to $99,000 for the three months ended December 31, 2002. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings under our working capital credit facility and commodity margin loan.

Interest expense for the three months ended December 31, 2003 was $6.7 million, compared to $3.1 million during the three months ended December 31, 2002. Interest expense is as follows (in thousands):

	Three months ended December 31,
	2003	2002

Working capital credit facility	$1,906	$—
Senior subordinated notes	4,646	—
Former bank credit facility	—	1,466
Letters of credit	99	99
Commodity margin loan	52	56
Interest rate swap	—	1,443
Other	—	2

Interest expense	$6,703	$3,066

Loss on disposition of assets for the three months ended December 31, 2003 was approximately $0.8 million. On December 30, 2003, we sold our CETEX pipeline system for approximately $0.4 million, resulting in a loss on disposition of assets of approximately $0.7 million.

Other financing (costs) income, net for the three months ended December 31, 2003 were $(0.8) million, compared to $1.0 million for the three months ended December 31, 2002. The increase of $1.8 million in other financing costs, net was due principally to an increase of approximately $0.6 million in amortization of deferred debt issuance costs and the absence of a gain on interest rate swap. During the three months ended December 31, 2002, we recognized an unrealized gain of $1.2 million on our interest rate swap. On February 28, 2003, we settled our obligations under the swap agreement when we repaid our former bank revolving credit facility.

Income taxes

Income tax benefit was $0.6 million and $5.2 million for the three months ended December 31, 2003 and 2002, respectively, which represents an effective combined federal and state income tax rate of 40.0% and 38.0%, respectively. Cash paid for income taxes for the three months ended December 31, 2003 and 2002 was approximately $4,000 and $234,000, respectively.

Preferred stock dividends

Preferred stock dividends on our Series A Convertible Preferred stock were $nil and $0.3 million for the three months ended December 31, 2003 and 2002, respectively. The decrease in the current year dividend resulted from a reduction in the number of shares of Series A Convertible Preferred stock outstanding during the current period. On June 30, 2003, we redeemed the remaining 24,421 shares of Series A Convertible Preferred stock and warrants that were outstanding for a cash payment of approximately $24.4 million.

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $0.7 million for each of the three months ended December 31, 2003 and 2002. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock of approximately $80.9 million will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $72.9 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For each of the three months ended December 31, 2003 and 2002, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million.

SIX MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

We reported net earnings of $1.0 million for the six months ended December 31, 2003, compared to a net loss of $(9.2) million for the six months ended December 31, 2002. After preferred stock dividends, the net loss attributable to common stockholders was $(0.3) million for the six months ended December 31, 2003, compared to $(11.2) million for the six months ended December 31, 2002. Basic loss per common share for the six months ended December 31, 2003 and 2002, was $(0.01) and $(0.28), respectively, based on 39.3 million and 39.1 million weighted average common shares outstanding, respectively. Diluted loss per share for the six months ended December 31, 2003 and 2002, was $(0.01) and $(0.28), respectively, based upon 39.3 million and 39.1 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the six months ended December 31, 2003 were $29.9 million, compared to $21.7 million for the six months ended December 31, 2002. The increase of $8.2 million in net operating margins was due principally to the addition of the Coastal Fuels assets. On February 28, 2003, we acquired the Coastal Fuels assets, which include five terminals, a hydrant delivery system, and a tug and barge operation. The results of operations of the Coastal Fuels assets are included from the closing date of the transaction (February 28, 2003). For the six months ended December 31, 2003, the Coastal Fuels assets generated net operating margins of approximately $7.9 million attributable to our terminals, pipelines, and tugs and barges operations. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Six months ended December 31,
	2003	2002

Throughput fees	$16,352	$14,194
Storage fees	18,527	10,450
Additive injection fees, net	3,956	3,726
Pipeline transportation fees	3,973	2,704
Tugs and barges	5,607	—
Other	4,403	3,586

Revenue	52,818	34,660
Less direct operating costs and expenses	(22,958)	(12,987)

Net operating margins	$29,860	$21,673

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the six months ended December 31, 2003 and 2002, we averaged approximately 57,000 and 45,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput fees were approximately $16.4 million and $14.2 million for the six months ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003 and 2002, we averaged approximately 440,000 barrels and 333,000 barrels per day of throughput volumes at our terminals, including volumes under exchange agreements. The increase of $2.2 million in throughput fees was due principally to increases of approximately $1.3 million as a result of our acquisition of the Coastal Fuels assets, approximately $0.5 million at our historical Florida facilities, approximately $0.7 million at our Baton Rouge dock and approximately $0.7 million at our Southeast facilities offset by a decrease of approximately $1.1 million at our Upper River facilities.

Included in the terminal throughput fees for the six months ended December 31, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $14.3 million and $10.1 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $18.5 million and $10.5 million for the six months ended December 31, 2003 and 2002, respectively. The increase of $8.0 million in storage fees was due principally to an increase of approximately $8.4 million from our acquisition of the Coastal Fuels assets offset by a decrease on approximately $0.4 million at our Brownsville, Texas facilities.

Included in the terminal storage fees for the six months ended December 31, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $5.4 million and $1.8 million, respectively.

Additive Injection Fees, Net.    We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

Additive injection fees, net were approximately $4.0 million and $3.7 million for the six months ended December 31, 2003 and 2002, respectively. The increase of $0.3 million in additive injection fees, net was due principally to an increase of approximately $0.3 million from our acquisition of the Coastal Fuels assets and approximately $0.1 million at our Southeast facilities offset by a decrease of approximately $0.1 million at our Upper River facilities.

Included in additive injection fees, net for the six months ended December 31, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.7 million and $3.0 million, respectively.

Pipeline Transportation Fees.    We own an interstate products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline"), together with associated terminal facilities at Mt. Vernon and Rogers. We also own and operate a proprietary pipeline in Port Everglades/Ft. Lauderdale (the "hydrant system"), which we use to deliver our product to cruise ships and other marine vessels for refueling, and a small intrastate crude oil gathering pipeline system, located in east Texas (the "CETEX pipeline"). On December 30, 2003, we sold our CETEX pipeline system. We earn pipeline transportation fees based on the volume of product transported and the distance from the origin point to the delivery point.

For the six months ended December 31, 2003 and 2002, we earned pipeline transportation fees of approximately $4.0 million and $2.7 million, respectively. The increase of $1.3 million in pipeline transportation fees was due principally to an increase of approximately $0.7 million from our acquisition of the Coastal Fuels assets, $0.4 million at our Brownsville, Texas facilities for services rendered in connection with the construction of a products pipeline from the U.S./Mexican border to our Brownsville, Texas facilities, and $0.1 million on our CETEX pipeline system.

Included in the pipeline transportation fees for the three months ended December 31, 2003 and 2002 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.2 million and $2.4 million, respectively.

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

For the six months ended December 31, 2003, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $5.6 million. We acquired the tugs and barges operations on February 28, 2003 in connection with our acquisition of the Coastal Fuels assets.

Included in the tugs and barges fees for the six months ended December 31, 2003 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.3 million.

Other Revenue.    In addition to providing storage and distribution services at our terminal facilities, we also provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our supply, distribution and marketing operation resulting from the excess of product deposited by third parties into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. For the six months ended December 31, 2003 and 2002, other revenue from our terminals, pipelines, and tugs and barges operations was approximately $4.4 million and $3.6 million, respectively. The increase of approximately $0.8 million in other revenue for 2003 as compared to 2002 was due principally to an increase of approximately $1.9 million from our acquisition of the Coastal Fuels assets and approximately $0.3 million at our Southeast facilities offset by decreases of approximately $1.1 million at our Brownsville, Texas facilities, approximately $0.2 million at our Upper River facilities, and approximately $0.1 million at our historical Florida facilities.

Included in other revenue for the six months ended December 31, 2003 and 2002, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.6 million and $1.6 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the six months ended December 31, 2003 and 2002, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $23.0 million and $13.0 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Six months ended December 31,
	2003	2002

Wages and employee benefits	$11,565	$6,637
Utilities and communication charges	2,126	1,497
Repairs and maintenance	6,069	3,976
Office, rentals and property taxes	2,813	1,633
Vehicles and fuel costs	740	264
Environmental compliance costs	649	994
Other	961	215
Less—reimbursed costs and expenses	(1,965)	(2,229)

Direct operating costs and expenses	$22,958	$12,987

The increase of $10.0 million in direct operating costs and expenses was due principally to the addition of the Coastal Fuels assets which resulted in approximately $10.5 million of additional direct operating costs and expenses offset by approximately $0.8 million of insurance recoveries received on claims for reimbursement of environmental remediation costs in excess of the amount received during the six months ended December 31, 2002.

Supply, distribution and marketing

The net operating margins (deficiencies) from our supply, distribution and marketing operations for the six months ended December 31, 2003 were $20.1 million, compared to $(1.3) million for the six months ended December 31, 2002. The net operating margins (deficiencies) from our supply, distribution and marketing operations are as follows (in thousands):

	Six months ended December 31,
	2003	2002

Rack sales	$871,758	$765,616
Bulk sales	2,388,046	2,257,130
Contract sales	1,262,567	639,495
Supply management services	149,547	71,693

Total revenue	4,671,918	3,733,934
Cost of product sold	(4,628,619)	(3,677,584)

Net margin before other direct costs and expenses	43,299	56,350
Other direct costs and expenses:
Net losses on risk management activities	(18,496)	(44,900)
Change in unrealized gains (losses) on derivative contracts	(8,043)	(11,341)
Change in FIFO cost basis of base operating inventory volumes	5,718	(1,421)
Lower of cost or market write-downs on base operating inventory volumes	(2,333)	—

Net operating margins	$20,145	$(1,312)

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

Rack sales were approximately $871.8 million and $765.6 million for the six months ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003 and 2002, we averaged approximately 129,000 and 125,000 barrels per day, respectively, of delivered volumes under rack sales.

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

Bulk sales were approximately $2,388.0 million and $2,257.1 million for the six months ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003 and 2002,

we averaged approximately 355,000 and 375,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Contract sales were approximately $1,262.6 million and $639.5 million for the six months ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003 and 2002, we averaged approximately 191,000 and 105,000 barrels per day, respectively, of delivered volumes under contract sales.

Supply Management Services Contracts.    We provide supply management services to companies and governmental entities that desire to outsource their fuel supply function and to reduce the price volatility associated with their fuel supplies. We offer three types of supply management services: delivered fuel price management, retail price management and logistical supply management services.

Sales pursuant to supply management services contracts were approximately $149.5 million and $71.7 million for the six months ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003 and 2002, we averaged approximately 24,000 barrels and 12,000 barrels per day, respectively, of delivered volumes under supply management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $4,628.6 million and $3,677.6 million for the six months ended December 31, 2003 and 2002, respectively. Cost of product sold is as follows (in thousands):

	Six months ended December 31,
	2003	2002

Inventory product costs	$4,527,979	$3,613,252
Transportation and related charges	70,411	44,209
Throughput, storage and related charges	29,116	19,073
Other	1,113	1,050

Cost of product sold	$4,628,619	$3,677,584

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

Net losses on risk management activities were approximately $18.5 million and $44.9 million for the six months ended December 31, 2003 and 2002, respectively.

Change in Unrealized Gains (Losses) on Derivative Contracts.    During the six months ended December 31, 2003 and 2002, we decreased the financial statement carrying amount of our derivative contracts by approximately $(8.0) million and $(11.3) million, respectively. The change in the financial statement carrying amount is due principally to rising commodity prices as compared to the prices stipulated in our derivative contracts.

Change in FIFO Cost Basis of Base Operating Inventory Volumes.    During the six months ended December 31, 2003, we increased the financial statement carrying amount of the base operating inventory volumes by approximately $5.7 million due to higher commodity prices during December 2003 as compared to June 2003. During the six months ended December 31, 2002, we decreased the financial statement carrying amount of the base operating inventory volumes by approximately $1.4 million due to lower commodity prices during December 2002.

Lower of Cost or Market Write-Downs on Base Operating Inventory Volumes.    During the six months ended December 31, 2003, we recognized impairment losses of approximately $2.3 million due to lower of cost or market write-downs on the base operating inventory volumes due principally to declining prices at the end of the period.

Costs and expenses

Selling, general and administrative expenses for the six months ended December 31, 2003 were $21.3 million, compared to $18.1 million for the six months ended December 31, 2002. Selling, general and administrative expenses are as follows (in thousands):

	Six months ended December 31,
	2003	2002

Wages and employee benefits	$14,621	$13,037
Office costs, utilities and communication charges	2,939	2,261
Accounting and legal expenses	673	1,065
Property and casualty insurance	2,014	1,128
Other	1,068	615

Selling, general and administrative expenses	$21,315	$18,106

Depreciation and amortization for the six months ended December 31, 2003 and 2002, was $11.5 million and $8.5 million, respectively. The increase of $3.0 million in depreciation and amortization for 2003 as compared to 2002 is principally related to depreciation and amortization on recent additions to property, plant, and equipment.

During the six months ended December 31, 2003 and 2002, we recognized impairment losses of approximately $49,000 and $nil, respectively, due to write-downs on certain of our product linefill and tank bottom volumes.

We recognized special charges of $1.4 million during the six months ended December 31, 2002, related to our corporate relocation and transition. As of June 30, 2003 we had completed the relocation of our employees from Atlanta, Georgia to Denver, Colorado and paid the remaining special termination benefits and transition bonuses.

Other income and expenses

Dividend income for the six months ended December 31, 2003 was $6,000 compared to $374,000 for the six months ended December 31, 2002.

Interest income for the six months ended December 31, 2003 was $108,000 compared to $168,000 for the six months ended December 31, 2002. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings under our working capital credit facility and commodity margin loan.

Interest expense for the six months ended December 31, 2003 was $13.1 million, compared to $6.4 million during the six months ended December 31, 2002. Interest expense is as follows (in thousands):

	Six months ended December 31,
	2003	2002

Working capital credit facility	$3,729	$—
Senior subordinated notes	9,199	—
Former bank credit facility	—	3,211
Letters of credit	129	180
Commodity margin loan	70	121
Interest rate swap	—	2,845
Other	—	2

Interest expense	$13,127	$6,359

Loss on disposition of assets for the six months ended December 31, 2003 was approximately $0.8 million. On December 30, 2003, we sold our Cetex pipeline system for approximately $0.4 million, resulting in a loss on disposition of assets of approximately $0.7 million.

Other financing (costs) income, net for the six months ended December 31, 2003 were $(1.6) million, compared to $0.8 million for the six months ended December 31, 2002. The decrease of $(2.4) million in other financing costs, net was due principally to an increase of approximately $1.2 million in amortization of deferred debt issuance costs and the absence of a gain on interest rate swap. During the six months ended December 31, 2002, we recognized an unrealized gain of $1.3 million on our interest rate swap. On February 28, 2003, we settled our obligations under the swap agreement when we repaid our former bank revolving credit facility.

Income taxes

Income tax (expense) benefit was $(0.7) million and $4.8 million for the six months ended December 31, 2003 and 2002, respectively, which represents an effective combined federal and state income tax rate of 40.0% and 38.0%, respectively. Cash paid for income taxes for the six months ended December 31, 2003 and 2002 was approximately $8,000 and $320,000, respectively.

Preferred stock dividends

Preferred stock dividends on our Series A Convertible Preferred stock were $nil and $0.6 million for the six months ended December 31, 2003 and 2002, respectively. The decrease in the current year dividend resulted from a reduction in the number of shares of Series A Convertible Preferred stock outstanding during the current period. On June 30, 2003, we redeemed the remaining 24,421 shares of Series A Convertible Preferred stock and warrants that were outstanding for a cash payment of approximately $24.4 million.

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $1.4 million for each of the six months ended December 31, 2003 and 2002. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock of approximately $80.9 million will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $72.9 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For each of the six months ended December 31, 2003 and 2002, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $2.2 million, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.8 million.

LIQUIDITY, CAPITAL RESOURCES, AND COMMODITY PRICE RISK

At December 31, 2003, our current assets exceeded our current liabilities by $69.4 million, compared to $63.9 million at June 30, 2003. The increase of $5.5 million in working capital is due principally to an increase in inventories—discretionary volumes offset by an increase in trade accounts payable and additional borrowings under our working capital credit facility.

Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market at December 31, 2003 and June 30, 2003. Inventories—discretionary volumes are as follows (in thousands):

	December 31, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$225,467	6,487	$130,492	3,890
Volumes held for base operations	99,811	2,922	96,426	2,922

Inventories—discretionary volumes	$325,278	9,409	$226,918	6,812

Our volumes held for immediate sale or exchange are subject to price risk management. Inventories—discretionary volumes held for immediate sale or exchange are as follows (in thousands):

	December 31, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Gasolines	$63,227	1,729	$71,147	2,007
Distillates	146,272	4,093	53,495	1,683
No. 6 oil	15,968	665	5,850	200

Volumes held for immediate sale or exchange	$225,467	6,487	$130,492	3,890

During the six months ended December 31, 2003, we increased our volumes held for immediate sale or exchange by approximately 2.6 million barrels principally to take advantage of favorable market conditions for distillate products.

Our base operating inventory volumes, representing in-transit volumes on common carrier pipelines, generally are not subject to price risk management. Based on the level of our current operations, we have established our base operating inventory volumes, exclusive of product linefill and tank bottom volumes, at approximately 2.9 million barrels. Changes in our operation, such as the acquisition of additional terminals, may result in changes in the volume of our base operating inventory volumes. The activity in our volumes held for base operations, exclusive of product linefill and tank bottom volumes, is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$96,426	2,922
Change in FIFO cost basis	5,718	—
Lower of cost or market write-down	(2,333)	—

As of December 31, 2003	$99,811	2,922

Our product linefill and tank bottom volumes are not held for sale or exchange in the ordinary course of business and, therefore, we do not manage the commodity price risks associated with these volumes. Our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost or market. Product linefill and tank bottom volumes are as follows (in thousands):

	December 31, 2003		June 30, 2003
	Amount	Bbls	Amount	Bbls

Gasolines	$12,994	497	$13,020	497
Distillates	7,449	319	7,449	319
No. 6 oil	1,525	61	1,548	61

Product linefill and tank bottom volumes	$21,968	877	$22,017	877

At December 31, 2003 and June 30, 2003, the weighted average adjusted cost basis of our product linefill and tank bottom volumes was $0.60 per gallon. The activity in our product linefill and tank bottom volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$22,017	877
Lower of cost or market write-down	(49)	—

As of December 31, 2003	$21,968	877

The following table indicates the maturities of our derivative contracts, including the credit quality of our counterparties to those contracts with unrealized gains at December 31, 2003.

	Fair value of contracts
(in thousands)	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 3 years	Total

Unrealized gain position—asset
Investment grade	$2,795	$—	$—	$2,795
Non-investment grade	908	565	—	1,473
No external rating	15,632	221	—	15,853

	19,335	786	—	20,121
Unrealized loss position—liability	(27,444)	(668)	—	(28,112)

Net unrealized loss position—liability	$(8,109)	$118	$—	$(7,991)

At December 31, 2003, the unrealized gain on our derivative contracts with non-investment grade counterparties was approximately $1.5 million. A single customer represented approximately $0.1 million of that unrealized gain. At December 31, 2003, we also had derivative contracts with that customer that were in an unrealized loss position of approximately $6.9 million. Therefore, the net unrealized loss on all of our derivative contracts with that customer was approximately $6.8 million at December 31, 2003.

The following table includes information about the changes in the fair value of our derivative contracts with that customer for the six months ended December 31, 2003 (in thousands):

Fair value at June 30, 2003	$(1,682)
Amounts realized or otherwise settled during the year	2,252
Change in fair value attributable to change in commodity prices	(7,339)

Fair value at December 31, 2003	$(6,769)

Capital expenditures for the six months ended December 31, 2003 were $11.1 million for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, capital expenditures for the remainder of the year ending June 30, 2004, are estimated to be less than $7.0 million. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

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

On June 25, 2003, we amended and restated the Working Capital Credit Facility in connection with the syndication of the facility. Our Working Capital Credit Facility currently provides for a maximum borrowing line of credit that was the lesser of (i) $275 million and (ii) the borrowing base (as defined; $444.0 million at December 31, 2003). The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding. The borrowing base is a function of our cash, accounts receivable, inventory, exchanges, margin deposits, open positions of supply management services and risk management contracts, outstanding letters of credit, and outstanding indebtedness as defined in the facility. At December 31, 2003, we had borrowings of $215.5 million outstanding and letters of credit of $22.3 million outstanding under the Working Capital Credit Facility. We also had the ability to borrow an additional $37.2 million under the facility based on the borrowing base computation at December 31, 2003. All outstanding borrowings under the Working Capital Credit Facility are due and payable on February 28, 2006.

The Working Capital Credit Facility is our primary means of short-term liquidity to finance our working capital requirements and, as such, it is material to our operations. The Working Capital Credit Facility contains affirmative and negative covenants (including limitations on indebtedness, limitations on dividends and other distributions, limitations on certain inter-company transactions, limitations on mergers, consolidation and the disposition of assets, limitations on investments and acquisitions and limitations on liens). The Working Capital Credit Facility also contains customary representations and warranties (including those relating to due organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). It also contains certain financial covenants that are tested on a quarterly basis including a minimum fixed charge coverage ratio of 150%, a maximum funded senior debt leverage ratio of 4.5 times the last twelve months' operating results for debt covenant compliance (as defined in the credit agreement), a minimum current ratio of 120% (which excludes borrowings under the Working Capital Credit Facility from the definition of current liabilities) and a minimum consolidated tangible net worth test. In addition, we may not make aggregate expenditures in excess of $80.0 million with respect to general corporate purposes (including capital expenditures, cash paid for acquisitions, and redemption of the Series A Redeemable Convertible Preferred stock) over the term of the agreement; however, such limit shall be increased by certain cash flow amounts generated after February 28, 2003. As of December 31, 2003, we were in compliance with all covenants included in the Working Capital Credit Facility.

We believe that the fixed charge coverage test is the most important and, potentially, restrictive of our financial covenants included in the Working Capital Credit Facility. The fixed charge coverage ratio is based on a defined financial performance measure within the Working Capital Credit Facility known as "fixed charges EBITDA." We refer to fixed charges EBITDA as "operating results for debt covenant compliance." The fixed charge coverage ratio states that for each fiscal quarter of the Company, the ratio (expressed as a percentage) of the "operating results for debt covenant compliance" of the Company and its subsidiaries for the period of four consecutive fiscal quarters then ended to consolidated fixed charges of the Company and its subsidiaries for such period shall equal or exceed 150%. If we were to fail the fixed charge ratio covenant, or any other covenant contained in the Working Capital Credit Facility, we would seek a waiver from our lenders under such facility. If we were unable to obtain a waiver from our lenders, we would be in breach of the Working Capital Credit Facility and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. In addition, a default under the Working Capital Credit Facility would trigger a cross-default provision in the indenture covering our Senior Subordinated Notes. We therefore believe that information about our covenant compliance generally and our fixed charge coverage ratio covenant in particular is material to an understanding of our liquidity position.

The "operating results for debt covenant compliance," fixed charges and fixed charge coverage ratio for each of the three-month periods in the six months ended December 31, 2003 and the year ended June 30, 2003, are summarized below (in thousands):

	Three months ended September 30, 2003	Three months ended December 31, 2003

Financial performance debt covenant test:
Operating results for debt covenant compliance	$16,201	$20,843

Fixed charges for the period	$8,589	8,850

Fixed charge coverage ratio based on rolling four consecutive quarters	227%	226%

Reconciliation of operating results for debt covenant compliance to cash flows used in operations:
Operating results for debt covenant compliance	$16,201	$20,843
Rental expense	(1,069)	(1,050)
Inventory adjustments	3,002	(6,898)
Interest expense, net	(6,396)	(6,623)
Current tax expense	(4)	(4)
Amortization of deferred revenue	(1,212)	(1,315)
Amortization of deferred stock-based compensation	604	662
Net change in unrealized gains/losses on long-term derivative contracts	1,389	876
Change in operating assets and liabilities, net of effects from acquisitions	(29,389)	(30,290)

Cash flows used in operating activities	$(16,874)	$(23,799)

	Three months ended
					Year ended June 30, 2003
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003

Financial performance debt covenant test:
Operating results for debt covenant compliance	$9,425	$15,796	$17,226	$23,114	$65,561

Fixed charges	$5,740	$6,579	$9,581	$7,173	$29,073

Fixed charge coverage ratio					226%

Reconciliation of operating results for debt covenant compliance to cash flows used in operations:
Operating results for debt covenant compliance	$9,425	$15,796	$17,226	$23,114	$65,561
Rental expense	(926)	(848)	(958)	(1,289)	(4,021)
Inventory adjustments	—	(22,267)	43,213	(13,742)	7,204
Interest expense, net	(3,224)	(2,967)	(3,759)	(4,469)	(14,419)
Repayment of interest rate swap	—	—	(3,205)	—	(3,205)
Current tax expense	(86)	(234)	16	(11)	(315)
Net tax effect arising from stock-based compensation	64	33	(7)	(20)	70
Amortization of deferred revenue	(150)	(150)	(1,041)	(1,144)	(2,485)
Amortization of deferred stock-based compensation	401	457	704	670	2,232
Net change in unrealized gains/losses on long-term derivative contracts	406	1,548	2,089	2,635	6,678
Change in operating assets and liabilities, net of effects from acquisitions	22,829	(38,347)	69,186	(77,645)	(23,977)

Cash flows used in operating activities	$28,739	$(46,979)	$123,464	$(71,901)	$33,323

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

We utilize borrowings under our working capital credit facility and margin loan to fund our working capital requirements. During periods in which we increase the carrying amount of our inventories—discretionary volumes held for immediate sale or exchange, we also will increase our outstanding borrowings under our working capital credit facility and margin loan. For financial reporting purposes, increases in our inventories—discretionary volumes held for immediate sale or exchange are reported as cash flows used in operating activities, whereas, increased borrowings under our working capital credit facility and margin loan are reported as cash flows provided by financing activities. Conversely, during periods in which we decrease the carrying amount of our inventories—discretionary volumes held for immediate sale or exchange, we also will decrease our outstanding borrowings under our working capital credit facility and margin loan. For financial reporting purposes, decreases in our inventories—discretionary volumes held for immediate sale or exchange are reported as cash flows provided by operating activities, whereas, repayments of our working capital credit facility and margin loan are reported as cash flows used in financing activities. Therefore, we believe that analyses of our cash flows provided by (used in) operating activities should include analyses of our borrowings (repayments) under our working capital credit facility and margin loan. For the three months ended December 31, 2003 and 2002, cash flows used in operating activities was approximately $(23.8) million and $(47.0) million, respectively, whereas borrowings under our working capital credit facility and margin loan were approximately $30.2 million and $52.8 million, respectively. For the six months ended December 31, 2003 and 2002, cash flows used in operating activities was approximately $(40.7) million and $(18.2) million, respectively, whereas borrowings under our working capital credit facility and margin loan were approximately $45.7 million and $11.5 million, respectively.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2003, in addition to the interim consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in market risks faced by us from those reported in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2003.

Relative month-end commodity prices per gallon from June 30, 2001 to December 31, 2003 (NYMEX close on the last day of the month) are as follows:

	Crude oil	Heating oil	Gasoline

6/30/01	$.625	$.709	$.721
7/31/01	$.627	$.697	$.732
8/31/01	$.648	$.766	$.806
9/30/01	$.558	$.664	$.680
10/31/01	$.504	$.598	$.552
11/30/01	$.463	$.532	$.534
12/31/01	$.472	$.551	$.573
1/31/02	$.464	$.523	$.559
2/28/02	$.518	$.563	$.581
3/31/02	$.626	$.669	$.825
4/30/02	$.650	$.689	$.823
5/31/02	$.603	$.630	$.738
6/30/02	$.640	$.680	$.794
7/31/02	$.643	$.676	$.830
8/31/02	$.690	$.748	$.814
9/30/02	$.725	$.802	$.814
10/31/02	$.648	$.744	$.864
11/30/02	$.640	$.757	$.734
12/31/02	$.743	$.866	$.865
1/31/03	$.798	$.959	$.976
2/28/03	$.871	$1.256	$1.038
3/31/03	$.739	$.792	$.944
4/30/03	$.614	$.761	$.843
5/31/03	$.704	$.754	$.868
6/30/03	$.719	$.781	$.870
7/31/03	$.727	$.793	$.902
8/31/03	$.752	$.819	$1.093
9/30/03	$.695	$.778	$.887
10/31/03	$.693	$.786	$.803
11/30/03	$.724	$.835	$.837
12/31/03	$.774	$.913	$.949

Our risk management policy currently allows our management team the discretion to manage the commodity price risk relating to up to 500,000 barrels of our base operating inventory volumes, which would reduce the total unmanaged inventory (base operating volumes and product linefill and tank bottom volumes) to approximately 3.3 million barrels, or to leave unmanaged up to 500,000 barrels of our discretionary inventory held for immediate sale or exchange, which would increase our total unmanaged inventory to approximately 4.3 million barrels. We decide whether to manage the commodity price risk relating to a portion of our base operating inventory or to leave a portion of our discretionary inventory unmanaged depending on our expectations of future market changes. To the extent that we do not manage the commodity price risk relating to a portion of our inventory and commodity prices move adversely, we could suffer losses on that inventory. If, however, prices move favorably, we would realize a gain on the sale of the inventory that we would not realize if substantially all of our inventory was managed. At December 31, 2003, we were subject to commodity price risk on approximately 513,000 barrels of discretionary inventories held for immediate sale or exchange because those barrels were not offset with risk management contracts or future contractual delivery obligations.

When we purchase refined petroleum products, we generally enter into NYMEX futures contracts to protect against price fluctuations for the underlying commodity. Futures contracts are obligations to purchase or sell a specific volume of inventory at a fixed price at a future date. The NYMEX requires an initial margin deposit to open a futures contract. At December 31, 2003 and June 30, 2003, we had approximately $8.5 million and $5.2 million, respectively, on deposit to cover our initial margin requirements on open NYMEX futures contracts. NYMEX futures contracts also require daily settlements for changes in commodity prices. Unfavorable commodity price changes subject us to variation margin calls that require us to make cash payments to the NYMEX in amounts that may be material. At December 31, 2003, a $0.05 per gallon unfavorable change in commodity prices would have required us to make a cash payment of approximately $3.9 million to cover the variation margin. Conversely, a $0.05 per gallon favorable change in commodity prices would have permitted us to receive approximately $3.9 million. We use our credit lines to fund these margin calls, but such funding requirements could exceed our ability to access capital. We have the contractual right to request that the counterparties to our supply management services contracts post additional letters of credit or make additional cash deposits with us to assist us in meeting our obligations to cover our margin requirements.

At December 31, 2003 and June 30, 2003, a $0.05 per gallon unfavorable change in commodity prices relative to our open positions in derivative sales and purchase contracts and risk management contracts would have resulted in the recognition of a loss (realized and unrealized) of approximately $12.1 million and $6.0 million, respectively. However, the fair value of our discretionary inventory held for immediate sale or exchange would have increased by approximately $13.2 million and $6.1 million at December 31, 2003 and June 30, 2003, respectively. The gain from the increase in the fair value of our discretionary inventory volumes held for immediate sale or exchange may not be recognized for financial reporting purposes until those volumes have been sold to customers, which may be in an accounting period subsequent to the accounting period in which the losses on derivative contracts and risk management contracts are recognized.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

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
(b)
Reports on Form 8-K:

A Current Report on Form 8-K filed on October 7, 2003 contained disclosures under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting the Company's September 29, 2003 earnings press release for its fiscal year ended June 30, 2003.

A Current Report on Form 8-K filed on November 17, 2003 contained disclosures under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting the Company's November 14, 2003 earnings press release for its first fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 17, 2004	TRANSMONTAIGNE INC. (Registrant)
	By:	/s/ DONALD H. ANDERSON Donald H. Anderson President and Chief Executive Officer
/s/ RANDALL J. LARSON Randall J. Larson Executive Vice President, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.