Form 10-Q
period 2004-03-31
TRANSMONTAIGNE INC
filed 2004-05-12
CIK 755199

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
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

        As of April 26, 2004 there were 41,105,721 shares of the Registrant's Common Stock outstanding.

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

Part I. Financial information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of TransMontaigne Inc. as of and for the three and nine months ended March 31, 2004, are included herein beginning on the following page. The accompanying interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2003, together with our discussion and analysis of financial condition and results of operations, included in our Amendment No. 2 to our Annual Report on Form 10-K filed on February 17, 2004, with the Securities and Exchange Commission.

TransMontaigne Inc. is a holding company with the following active wholly-owned subsidiaries during the three and nine months ended March 31, 2004.

–>
TransMontaigne Product Services Inc. ("TPSI")

–>
TransMontaigne Transport Inc.

–>
Coastal Fuels Marketing, Inc.

–>
Coastal Tug and Barge, Inc.

We do not have any off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	March 31, 2004	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$9,739	$27,969
Restricted cash held by commodity broker	5,727	5,155
Trade accounts receivable, net	328,710	290,007
Inventories—discretionary volumes	299,483	226,918
Unrealized gains on derivative contracts	11,861	16,817
Prepaid expenses and other	4,157	5,775

	659,677	572,641
Property, plant and equipment, net	367,531	371,735
Product linefill and tank bottom volumes	21,957	22,017
Unrealized gains on derivative contracts	124	1,885
Investments in petroleum related assets	10,131	10,131
Deferred tax assets	—	482
Deferred debt issuance costs, net	11,237	12,908
Other assets, net	4,539	6,917

	$1,075,196	$998,716

LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Commodity margin loan	$8,720	$4,534
Working capital credit facility	185,000	175,000
Trade accounts payable	167,440	144,443
Unrealized losses on derivative contracts	26,034	20,151
Inventory due to others under exchange agreements	20,890	35,121
Excise taxes payable	114,691	99,068
Other accrued liabilities	27,983	25,562
Deferred revenue—supply management services	4,477	4,816

	555,235	508,695
Other liabilities:
Long-term debt	200,000	200,000
Deferred tax liabilities	12,464	—
Unrealized losses on derivative contracts	166	423

Total liabilities	767,865	709,118

Series B Redeemable Convertible Preferred stock	78,122	79,329

Common stockholders' equity:
Common stock	411	407
Capital in excess of par value	251,745	249,339
Deferred stock-based compensation	(4,745)	(3,943)
Accumulated deficit	(18,202)	(35,534)

	229,209	210,269

	$1,075,196	$998,716

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Supply, distribution, and marketing:
Revenues	$3,106,965	$2,321,285	$7,778,883	$6,055,219
Cost of product sold and other direct costs and expenses	(3,064,791)	(2,276,326)	(7,716,564)	(6,011,572)

Net operating margins	42,174	44,959	62,319	43,647

Terminals, pipelines, and tugs and barges:
Revenue	26,465	21,190	79,283	55,851
Direct operating costs and expenses	(13,409)	(8,640)	(36,367)	(21,628)

Net operating margins	13,056	12,550	42,916	34,223

Total net operating margins	55,230	57,509	105,235	77,870

Costs and expenses:
Selling, general and administrative	(11,343)	(10,440)	(32,658)	(28,546)
Depreciation and amortization	(5,738)	(4,851)	(17,207)	(13,400)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(11)	(633)	(60)	(633)
Corporate relocation and transition	—	—	—	(1,449)

Total costs and expenses	(17,092)	(15,924)	(49,925)	(44,028)

Operating income	38,138	41,585	55,310	33,842

Other income (expenses):
Dividend income	—	—	6	374
Interest income	55	64	163	232
Interest expense	(6,752)	(3,822)	(19,879)	(10,181)
Loss on disposition of assets	—	—	(805)	—
Other financing costs:
Amortization of deferred debt issuance costs	(821)	(487)	(2,453)	(949)
Write-off of debt issuance costs related to former bank credit facility	—	(2,188)	—	(2,188)
Gain on interest rate swap	—	950	—	2,224

Total other expenses	(7,518)	(5,483)	(22,968)	(10,488)

Earnings before income taxes and cumulative effect of a change in accounting principle	30,620	36,102	32,342	23,354
Income tax expense	(12,248)	(13,722)	(12,937)	(8,878)

Net earnings before cumulative effect of a change in accounting principle	18,372	22,380	19,405	14,476
Cumulative effect of a change in accounting principle of $2,092, net of tax benefit of $795	—	—	—	(1,297)

Net earnings before preferred stock dividends	18,372	22,380	19,405	13,179
Preferred stock dividends, net	(691)	(995)	(2,073)	(2,985)

Net earnings attributable to common stockholders	$17,681	$21,385	$17,332	$10,194

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations—(Continued)
(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Net earnings after preferred stock dividends and before cumulative effect of a change in accounting principle	$17,681	$21,385	$17,332	$11,491
Cumulative effect of a change in accounting principle	—	—	—	(1,297)

Net earnings attributable to common stockholders	$17,681	$21,385	$17,332	$10,194

Basic net earnings per common share:
Net earnings after preferred stock dividends and before cumulative effect of a change in accounting principle	$0.45	$0.55	$0.44	$0.29
Cumulative effect of a change in accounting principle	—	—	—	(0.03)

	$0.45	$0.55	$0.44	$0.26

Diluted net earnings loss per common share:
Net earnings after preferred stock dividends and before cumulative effect of a change in accounting principle	$0.36	$0.43	$0.38	$0.27
Cumulative effect of a change in accounting principle	—	—	—	(0.03)

	$0.36	$0.43	$0.38	$0.24

Weighted average common shares outstanding:
Basic	39,418	39,144	39,318	39,101

Diluted	51,145	51,935	50,971	50,288

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of preferred stock and common stockholders' equity
Year ended June 30, 2003 and nine months ended March 31, 2004
(In thousands)

	Preferred stock			Capital in excess of par value	Deferred stock-based compensation		Total common stockholders' equity
			Common stock			Accumulated deficit
	Series A	Series B

Balance at June 30, 2002	$24,421	$80,939	$399	$245,844	$(2,540)	$(38,353)	$205,350
Common stock issued for options exercised	—	—	—	12	—	—	12
Common stock repurchased from employees for withholding taxes	—	—	—	(214)	—	—	(214)
Net tax effect arising from stock-based compensation	—	—	—	70	—	—	70
Forfeiture of restricted stock awards prior to vesting	—	—	—	(238)	238	—	—
Deferred compensation related to restricted stock awards	—	—	8	3,605	(3,613)	—	—
Deferred compensation related to non-employee stock options	—	—	—	260	(260)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,232	—	2,232
Preferred stock dividends	—	—	—	—	—	(5,594)	(5,594)
Amortization of premium on Series B Redeemable Convertible Preferred stock	—	(1,610)	—	—	—	1,610	1,610
Repurchase of Series A Convertible Preferred stock	(24,421)	—	—	—	—	—	—
Net earnings	—	—	—	—	—	6,803	6,803

Balance at June 30, 2003	—	79,329	407	249,339	(3,943)	(35,534)	210,269
Common stock issued for options exercised	—	—	—	230	—	—	230
Common stock repurchased from employees for withholding taxes	—	—	(1)	(582)	—	—	(583)
Deferred compensation related to restricted stock awards	—	—	5	3,051	(3,056)	—	—
Forfeiture of restricted stock awards prior to vesting	—	—	—	(293)	293	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,961	—	1,961
Preferred stock dividends	—	—	—	—	—	(3,280)	(3,280)
Amortization of premium on Series B Redeemable Convertible Preferred stock	—	(1,207)	—	—	—	1,207	1,207
Net earnings	—	—	—	—	—	19,405	19,405

Balance at March 31, 2004	$—	$78,122	$411	$251,745	$(4,745)	$(18,202)	$229,209

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Cash flows from operating activities:
Net earnings	$18,372	$22,380	$19,405	$13,179
Adjustments to reconcile net earnings to net cash used by operating activities:
Amortization of deferred revenue	(1,044)	(1,041)	(3,571)	(1,341)
Depreciation and amortization	5,738	4,851	17,207	13,400
Deferred tax expense	12,265	13,738	12,946	7,779
Net tax effect arising from stock-based compensation	—	(7)	—	90
Amortization of deferred stock-based compensation	696	704	1,961	1,562
Amortization of debt issuance costs	821	487	2,453	949
Write-off of debt issuance costs	—	2,188	—	2,188
Unrealized gain on interest rate swap	—	(950)	—	(2,224)
Repayment of interest rate swap	—	(3,205)	—	(3,205)
Loss on disposition of assets	—	—	805	—
Net change in unrealized (gain) loss on long-term derivative contracts	233	2,089	2,498	4,043
Lower of cost or market write-down on base operating inventory volumes	128	12,412	2,461	12,412
Lower of cost or market write-down on product linefill and tank bottom volumes	11	633	60	633
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(51,232)	(33,452)	(38,703)	(71,247)
Inventories—discretionary volumes	25,666	103,596	(73,469)	43,961
Prepaid expenses and other	579	(272)	(641)	(1,178)
Trade accounts payable	(37,432)	(20,851)	24,347	47,702
Inventory due to others under exchange agreements	14,192	9,394	(14,231)	15,577
Unrealized (gain) loss on derivative contracts	7,298	(279)	13,077	9,110
Excise taxes payable and other accrued liabilities	28,640	11,049	17,653	11,833

Net cash provided by (used in) operating activities	24,931	123,464	(15,742)	105,223

Cash flows from investing activities:
Acquisition of Coastal Fuels assets	—	(130,968)	—	(130,968)
Acquisition of terminals, pipelines, and tugs and barges	—	—	(3,070)	(630)
Additions to property, plant and equipment — expansion of facilities	(2,022)	(9,486)	(8,465)	(12,431)
Additions to property, plant and equipment — maintain existing facilities	(880)	(674)	(3,596)	(2,505)
Increase (decrease) in restricted cash held by commodity broker	2,753	(3,827)	(572)	(14,731)
Proceeds from disposition of assets	—	—	501	—
Other	1,291	—	2,944	59

Net cash provided by (used in) investing activities	1,142	(144,955)	(12,258)	(161,206)

Cash flows from financing activities:
Net borrowings (repayments) of debt	(30,500)	(200,000)	10,000	(187,000)
Net borrowings (repayments) of commodity margin loan	(977)	(9,841)	4,185	(11,312)
Proceeds from borrowings under working capital credit facility	—	65,000	—	65,000
Proceeds from borrowings of term loan	—	200,000	—	200,000
Deferred debt issuance costs	(326)	(11,893)	(782)	(11,965)
Common stock issued for options exercised	106	—	230	11
Common stock repurchased from employees for withholding taxes	(80)	(29)	(583)	(190)
Preferred stock dividends paid in cash	(1,093)	(1,396)	(3,280)	(3,099)

Net cash provided by (used in) financing activities	(32,870)	41,841	9,770	51,445

Increase (decrease) in cash and cash equivalents	(6,797)	20,350	(18,230)	(4,538)
Cash and cash equivalents at beginning of period	16,536	5,964	27,969	30,852

Cash and cash equivalents at end of period	$9,739	$26,314	$9,739	$26,314

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Notes to consolidated financial statements
March 31, 2004 and June 30, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Use of Estimates

The accompanying consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2003, together with our discussion and analysis of financial condition and results of operations, included in Amendment No. 2 to our Annual Report on Form 10-K filed on February 17, 2004, with the Securities and Exchange Commission.

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

(f) Accounting for Risk Management Activities

We enter into risk management contracts, principally NYMEX futures contracts, to manage our exposure to changes in commodity prices. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories—discretionary volumes held for immediate sale or exchange, open positions in derivative contracts, and open positions in risk management contracts. We enter into risk management contracts that offset the changes in the values of our inventories—discretionary volumes held for immediate sale or exchange and derivative contracts. At March 31, 2004 and June 30, 2003, our open positions in risk management contracts were NYMEX futures contracts (purchases and sales).

(g) Accounting for Derivative Contracts

Our bulk sales, contract sales, delivered fuel price management, retail price management and risk management contracts qualify as derivative instruments pursuant to the requirements of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. All derivative contracts are required to be reported as assets and liabilities at fair value in the accompanying consolidated balance sheet in accordance with SFAS No. 133. The fair value of our derivative contracts is included in "Unrealized gains or losses on derivative contracts" in the accompanying consolidated balance sheet. At March 31, 2004 and June 30, 2003, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts. Changes in the fair value of our derivative contracts are included in net operating margins attributable to our supply, distribution and marketing operations.

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

(h) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. Our volumes held for immediate sale or exchange are subject to commodity price risk management and represent those volumes held for immediate sale or exchange in the ordinary course of business. Our volumes held for base operations generally are not subject to commodity price risk management and represent in-transit volumes principally on common carrier pipelines. On October 25, 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-03 ("EITF 02-03"), Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, that concluded that all physical inventories, including inventory volumes associated with energy trading activities, be carried at the lower of cost or market pursuant to Accounting Research Bulletin ("ARB") No. 43, Chapter 4—Inventory Pricing. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost) for periods subsequent to September 30, 2002. Prior to October 1, 2002, our inventories—discretionary volumes held for immediate sale or exchange were carried at fair value with the changes in the fair value included in net margins attributable to our supply, distribution and marketing operations. Prior to October 1, 2002, our volumes held for base operations were carried at original cost adjusted for impairment write-downs. Inventories—discretionary volumes are as follows (in thousands):

	March 31, 2004		June 30, 2003
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$178,306	4,323	$130,492	3,890
Volumes held for base operations	121,177	2,922	96,426	2,922

Inventories—discretionary volumes	$299,483	7,245	$226,918	6,812

At March 31, 2004 and June 30, 2003, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $6.0 million and $5.9 million, respectively. At March 31, 2004 and June 30, 2003, the market value of our base operating inventory volumes exceeded their cost basis by approximately $6.9 million and $4.3 million, respectively. For the three and nine months ended March 31, 2004, we recognized lower of cost or market write-downs on certain of our base operating inventory volumes of approximately $0.1 million and $2.5 million, respectively, which are included in cost of products sold and other direct costs and expenses in the accompanying consolidated statements of operations. For the three and nine months ended March 31, 2003 we recognized lower of cost or market write-downs on certain of our base operating inventory volumes of approximately $12.4 million which are included in cost of products sold and other direct costs and expenses in the accompanying consolidated statements of operations.

(i) Inventory Due to Others Under Exchange Agreements

We enter into exchange agreements with major oil companies. Exchange agreements generally are fixed term agreements that involve our receipt of a specified volume of product at one location in exchange for delivery by us of product at a different location. At March 31, 2004 and June 30, 2003, current liabilities include inventory due to others under exchange agreements of approximately 0.4 million barrels and 1.0 million barrels, respectively, with a fair value of approximately $20.9 million and $35.1 million, respectively. The amount recorded represents the fair value of inventory due to others under exchange agreements at the balance sheet date.

(j) Accounting for Product Linefill and Tank Bottom Volumes

Our product linefill and tank bottom volumes are not held for sale or exchange in the ordinary course of business and, therefore, we do not manage the commodity price risks associated with these volumes.

At March 31, 2004 and June 30, 2003, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost (weighted average) or market (replacement cost). At March 31, 2004 and June 30, 2003, the market value of our product linefill and tank bottom volumes exceeded their costs basis by approximately $16.8 million and $8.3 million, respectively. During the three months ended March 31, 2004 and 2003, we recognized impairment losses of approximately $11,000 and $633,000, respectively, due to write-downs on certain of our product linefill and tank bottom volumes to current market values. During the nine months ended March 31, 2004 and 2003, we recognized impairment losses of approximately $60,000 and $633,000, respectively, due to write-downs on certain of our product linefill and tank bottom volumes to current market values.

(k) Cash and Cash Equivalents

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(l) Deferred Debt Issuance Costs

Deferred debt issuance costs are as follows (in thousands):

	June 30, 2003	Additions	Amortization	March 31, 2004

Working capital credit facility	$5,941	$24	$(1,672)	$4,293
Senior subordinated notes	6,967	758	(781)	6,944

	$12,908	$782	$(2,453)	$11,237

(m) Environmental Obligations

At March 31, 2004 and June 30, 2003, we have accrued environmental obligations of approximately $5.8 million and $5.6 million, respectively, representing our best estimate of our remediation obligations (see Note 7 of Notes to consolidated financial statements). During the three and nine months ended March 31, 2004, we made payments of approximately $0.3 million and $0.5 million, respectively, towards our environmental remediation obligations. During the three and nine months ended March 31, 2004, we increased our estimate of our future environmental remediation obligations by approximately $0.2 million and $0.7 million, respectively, of which approximately $0.3 million was assumed in connection with our acquisition of the Norfolk terminal (see Note 2 of Notes to consolidated financial statements). During the nine months ended March 31, 2004 and 2003, we received insurance recoveries of approximately $1.0 million and $0.2 million, respectively, which are recorded as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations.

(n) Equity-Based Compensation Plans

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

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Net earnings attributable to common stockholders:
As reported	$17,681	$21,385	$17,332	$10,194
Amortization of the fair value of stock options granted to employees	(54)	(93)	(171)	(287)

Pro forma	$17,627	$21,292	$17,161	$9,907

Earnings per common share:
As reported
Basic	$0.45	$0.55	$0.44	$0.26
Diluted	$0.36	$0.43	$0.38	$0.24
Pro forma
Basic	$0.45	$0.54	$0.44	$0.25
Diluted	$0.36	$0.43	$0.38	$0.24

There were no options granted during the nine months ended March 31, 2004 and the year ended June 30, 2003. The weighted average fair value at grant dates for options granted during the years ended June 30, 2002 and 2001, was $3.08 and $2.12, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 2002 and 2001, were as follows: no dividend yield, expected volatility of 79% and 61%, risk-free rates of 4.49% and 4.95%, and expected lives of 4 years and 5 years, respectively.

Deferred compensation is amortized to income over the related vesting period on an accelerated basis pursuant to FASB Interpretation No. 28.

(o) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements pursuant to the treasury stock method. Diluted earnings (loss) per share also gives effect, when dilutive, to the conversion of the preferred stock pursuant to the if-converted method.

(2) ACQUISITIONS AND DISPOSITIONS

On October 1, 2003, we acquired for cash consideration of approximately $3.1 million a products terminal in Norfolk, Virginia. The terminal increases our presence in the Mid-Atlantic market and includes a docking facility that will permit us to receive shipments off and deliver shipments to the water.

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

On January 31, 2003, we acquired for cash consideration of approximately $6.4 million a products terminal in Fairfax, Virginia. The terminal increases our presence in the Mid-Atlantic market and supplies product to the Washington, D.C. market.

The purchase price of each transaction was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The purchase price was preliminarily allocated as follows (in thousands):

	Norfolk	Coastal Fuels	Fairfax

Discretionary inventory volumes	$1,557	$30,625	$—
Prepaid expenses and other current assets	—	2,259	—
Property, plant and equipment	1,906	121,287	6,773
Other assets—acquired intangible	—	2,500	—
Product linefill and tank bottom volumes	—	6,311	—
Trade accounts payable—due diligence costs	—	(1,350)	—
Acquisition related liabilities	(393)	(5,664)	(420)

Cash paid	$3,070	$155,968	$6,353

On December 30, 2003, we sold our CETEX pipeline system for approximately $0.4 million resulting in a loss on disposition of assets of approximately $0.7 million. For the six months ended December 31, 2003 and the year ended June 30, 2003, the CETEX pipeline system generated net operating margins (deficiencies) of approximately $0.1 million and $(0.2) million, respectively.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2004	June 30, 2003

Trade accounts receivable	$329,383	$291,929
Less allowance for doubtful accounts	(673)	(1,922)

	$328,710	$290,007

During the three months ended March 31, 2004 and 2003, we increased the allowance for doubtful accounts through a charge to income of approximately $nil and $0.1 million, respectively. During the nine months ended March 31, 2004 and 2003, we increased the allowance for doubtful accounts through a charge to income of approximately $0.1 million and $0.7 million, respectively.

(4) UNREALIZED GAINS AND LOSSES ON DERIVATIVE CONTRACTS

Unrealized gains and losses on derivative contracts are as follows (in thousands):

	March 31, 2004	June 30, 2003

Unrealized gains—current	$11,861	$16,817
Unrealized gains—long-term	124	1,885

Unrealized gains—asset	11,985	18,702

Unrealized losses—current	(26,034)	(20,151)
Unrealized losses—long-term	(166)	(423)

Unrealized losses—liability	(26,200)	(20,574)

Net liability position	$(14,215)	$(1,872)

At March 31, 2004 and June 30, 2003, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	March 31, 2004	June 30, 2003

Land	$45,281	$46,477
Terminals, pipelines and equipment	376,795	365,379
Technology and equipment	14,098	13,426
Tugs and barges	18,770	15,914
Furniture, fixtures and equipment	6,944	6,539
Construction in progress	1,834	4,125

	463,722	451,860
Less accumulated depreciation	(96,191)	(80,125)

	$367,531	$371,735

(6) OTHER ASSETS

Other assets are as follows (in thousands):

	March 31, 2004	June 30, 2003

Prepaid transportation	$922	$3,021
Acquired intangible, net of accumulated amortization of $542 and $167, respectively	1,958	2,333
Commodity trading membership	1,500	1,500
Deposits and other assets	159	63

	$4,539	$6,917

Prepaid transportation relates to our contractual transportation and deficiency agreements with three interstate product pipelines (see Note 13 of Notes to consolidated financial statements).

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Commodity trading membership represents the purchase price we paid to acquire two seats on the NYMEX.

(7) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	March 31, 2004	June 30, 2003

Accrued environmental obligations	$5,751	$5,577
Accrued lease abandonment	2,612	3,178
Accrued transportation and deficiency obligations	1,227	2,013
Dividend payable—preferred stock	1,093	1,093
Accrued interest payable	6,668	1,788
Accrued expenses and other	10,632	11,913

	$27,983	$25,562

Accrued Lease Abandonment.    In connection with our corporate relocation and transition, we entered into an operating lease for new office space in Denver, Colorado. The new lease was executed on April 19, 2002. We vacated our office space in Denver, Colorado during June 2003 and we vacated our excess space in Atlanta, Georgia during October 2002. In connection with our acquisition of the Coastal Fuels assets, we vacated a sales office in Coral Gables, Florida. The accrual for the abandonment of the office leases represents the excess of the remaining lease payments subsequent to vacancy of the space by us over the estimated sublease rentals to be received based on current market conditions. At March 31, 2004 and June 30, 2003, the accrued liability for lease abandonment costs was approximately $2.6 million and $3.2 million, respectively.

(in thousands)	Accrued liability at June 30, 2003	Change in accrued liability	Amounts paid during the period	Accrued liability at March 31, 2004

Accrued lease abandonment	$3,178	$156	$(722)	$2,612

We expect to pay the accrued liability of approximately $2.6 million, net of estimated sublease rentals, as follows (in thousands):

Years ending June 30:	Lease payments	Estimated sublease rentals	Accrued liability

2004 (Remainder of the year)	$449	$(46)	$403
2005	1,079	(467)	612
2006	1,108	(548)	560
2007	928	(452)	476
2008	370	(187)	183
Thereafter	763	(385)	378

	$4,697	$(2,085)	$2,612

(8) DEFERRED REVENUE—SUPPLY MANAGEMENT SERVICES

At March 31, 2004 and June 30, 2003, our deferred revenue associated with logistical supply management services was approximately $0.6 million and $1.0 million, respectively. We amortize the deferred revenue from these contracts into revenues attributable to our supply, distribution and marketing operations on a straight-line basis over the respective terms of the contracts. During the three months ended March 31, 2004 and 2003, we recognized approximately $150,000 in net revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenues. During the nine months ended March 31, 2004 and 2003, we recognized approximately $450,000 in net revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenues.

During the nine months ended March 31, 2004 and 2003, we originated retail and delivered fuel price management contracts with an estimated fair value of approximately $3.2 million and $4.5 million, respectively, representing the excess of the amounts we expect to receive from the ground fleet customers over our estimate of the forward price curve of the underlying commodity adjusted for basis differentials. We have deferred the estimated fair value of these contracts at origination because our estimate of the fair value is not evidenced by quoted market prices or current market transactions for the contracts in their entirety. We amortize the deferred revenue into net revenues attributable to our supply, distribution, and marketing operations over the respective terms of the contracts as the products are delivered to the ground fleet customers. During the three months ended March 31, 2004 and 2003, we recognized approximately $0.9 million and $0.9 million, respectively, in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts. During the nine months ended March 31, 2004 and 2003, we recognized approximately $3.1 million and $0.9 million, respectively, in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts.

(in thousands)	Deferred revenue at June 30, 2003	Additions during the period	Amounts amortized during the period	Deferred revenue at March 31, 2004

Logistical supply management services	$1,000	$—	$(450)	$550
Retail price management contracts	2,047	1,523	(1,508)	2,062
Delivered fuel price management contracts	1,769	1,709	(1,613)	1,865

	$4,816	$3,232	$(3,571)	$4,477

(9) DEBT

Debt is as follows (in thousands):

	March 31, 2003	June 30, 2004

Commodity margin loan	$8,720	$4,534
Working capital credit facility	185,000	175,000
Senior subordinated notes	200,000	200,000

	393,720	379,534
Less debt classified as current	(193,720)	(179,534)

Long-term debt	$200,000	$200,000

Commodity Margin Loan.    We currently have a commodity margin loan agreement with a commodity broker that allows us to borrow up to $20 million to fund certain initial and variation margin requirements in commodities accounts maintained by us with the commodity broker. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury Bill rate plus 1.75% (2.70% at March 31, 2004).

Working Capital Credit Facility.    On February 28, 2003, we executed a Credit Agreement with UBS AG that initially provided for a revolving line of credit ("Working Capital Credit Facility") and a senior secured term loan ("Term Loan"). The Working Capital Credit Facility is our primary means of financing our working capital requirements and, as such, it is material to our operations. The Working Capital Credit Facility currently provides for a maximum borrowing line of credit that is the lesser of (i) $275 million and (ii) the borrowing base (as defined; $462.8 million at March 31, 2004). The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding ($26.8 million at March 31, 2004). Borrowings under the Working Capital Credit Facility bear interest (at our option) based on a base rate plus a specified margin, or LIBOR plus a specified margin; the specified margins are a function of our leverage ratio (as defined). Accrued interest on the outstanding borrowings is due monthly. The weighted average interest rate on the borrowings under the Working Capital Credit Facility was 3.75% and 3.86% during the three and nine months ended March 31, 2004, respectively. Borrowings under the Working Capital Credit Facility are secured by substantially all of our current assets. The terms of the Working Capital Credit Facility include financial covenants relating to fixed charge coverage, current ratio, consolidated tangible net worth, capital expenditures, cash distributions and open inventory positions that are tested on a quarterly and annual basis. As of

March 31, 2004, we were in compliance with all covenants included in the Working Capital Credit Facility. The Working Capital Credit Facility matures February 28, 2006. In the accompanying consolidated balance sheets at March 31, 2004 and June 30, 2003, we have classified the outstanding borrowings under the Working Capital Credit Facility as a current liability because we have pledged our current assets as security for the facility.

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

Scheduled maturities of debt at March 31, 2004 are as follows (in thousands):

Years ending June 30:

2004	$8,720
2005	—
2006	185,000
2007	—
2008	—
Thereafter	200,000

$393,720

(10) PREFERRED STOCK

At March 31, 2004 and June 30, 2003, we have authorized the issuance of up to 2,000,000 shares of preferred stock. Preferred stock is as follows (in thousands, except share data):

	March 31, 2004	June 30, 2003

Series B Redeemable Convertible Preferred stock, par value $0.01 per share, 100,000 shares authorized, 72,890 shares issued and outstanding, liquidation preference of $72,890	$78,122	$79,329

At March 31, 2004 and June 30, 2003, there are 72,890 shares of Series B Redeemable Convertible Preferred Stock outstanding.

The Series B Redeemable Convertible Preferred Stock has a liquidation value of $1,000 per share, bears dividends at the rate of 6% per annum of the liquidation value, and is mandatorily redeemable between June 30, 2007 and December 31, 2007 for shares of common stock and/or cash at our option, subject to limitations on the total number of common shares permitted to be used in the exchange and issued to any shareholder. Dividends are cumulative and payable quarterly. The dividends are payable in cash, unless precluded by contract or the Working Capital Credit Facility, in which case dividends are payable in additional shares of Series B Redeemable Convertible Preferred Stock. The Series B Redeemable Convertible Preferred Stock may be put to us, at the option of the holder, for cash equal to the greater of its liquidation value or conversion value upon the future occurrence of a fundamental change (including those relating to a sale of substantially all of our assets, delisting of our common stock from a national exchange, change in control, bankruptcy filing, or an event of default that accelerates the repayment of our debt). We may call the outstanding shares of Series B Redeemable Convertible Preferred Stock after June 30, 2005 if certain specified conditions are met. The Series B Redeemable Convertible Preferred Stock is convertible, at the option of the holder, into common stock at $6.60 per share, subject to adjustment upon the occurrence of specified future events. The holders of the Series B Redeemable Convertible Preferred Stock have the right to vote on all matters (except the election of directors) with the holders of the common stock (voting collectively as a single class).

On June 30, 2003, we redeemed the remaining outstanding shares of Series A Convertible Preferred stock and warrants for approximately $24.4 million in cash.

Preferred stock dividends on the Series A Convertible Preferred stock were $nil and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. Preferred Stock dividends on the Series B Redeemable Convertible Preferred Stock were $0.7 million for each of the three months ended March 31, 2004 and 2003. The amount of the Series B Redeemable Convertible Preferred Stock dividend recognized for financial reporting purposes for each of the three months ended March 31, 2004 and 2003, is composed of the amount of the dividend payable and paid to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million.

Preferred stock dividends on the Series A Convertible Preferred stock were $nil and $0.9 million for the nine months ended March 31, 2004 and 2003, respectively. Preferred Stock dividends on the Series B Redeemable Convertible Preferred Stock were $2.1 million for each of the nine months ended March 31, 2004 and 2003. The amount of the Series B Redeemable Convertible Preferred Stock dividend recognized for financial reporting purposes for each of the nine months ended March 31,

2004 and 2003, is composed of the amount of the dividend payable and paid to the holders of the Series B Redeemable Convertible Preferred Stock of $3.3 million offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $1.2 million.

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

(11) COMMON STOCK

At March 31, 2004 and June 30, 2003, we were authorized to issue up to 80,000,000 shares of common stock with a par value of $0.01 per share. At March 31, 2004 and June 30, 2003, there were 41,086,121 shares and 40,685,690 shares issued and outstanding, respectively. Our Working Capital Credit Facility, Senior Subordinated Notes and the certificate of designations of our Series B Redeemable Convertible Preferred stock contain restrictions on the payment of dividends on our common stock.

We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the vesting dates. The market value of shares awarded under the plan is recorded in common stockholders' equity as deferred stock-based compensation. Information about restricted common stock activity for the nine months ended March 31, 2004, and the year ended June 30, 2003 is as follows:

	Total shares	Vested shares	Unvested shares

Outstanding at June 30, 2002	1,074,716	160,748	913,968
Granted	840,500	—	840,500
Cancelled	(51,080)	—	(51,080)
Repurchased	(49,437)	(49,437)	—
Vested	—	187,209	(187,209)

Outstanding at June 30, 2003	1,814,699	298,520	1,516,179
Granted	511,000	—	511,000
Cancelled	(61,395)	—	(61,395)
Repurchased	(95,074)	(95,074)	—
Vested	—	318,876	(318,876)

Outstanding at March 31, 2004	2,169,230	522,322	1,646,908

On October 25, 2003, we granted approximately 511,000 shares of restricted common stock to employees, which resulted in approximately $3.1 million of deferred compensation that will be amortized to income over their four-year vesting period. Amortization of deferred compensation of approximately $0.7 million and $0.7 million is included in selling, general and administrative expense for the three months ended March 31, 2004 and 2003, respectively. Amortization of deferred compensation of approximately $2.0 million and $1.6 million is included in selling, general and administrative expense for the nine months ended March 31, 2004 and 2003, respectively.

(12) STOCK OPTIONS

Information about stock option activity for the nine months ended March 31, 2004 and the year ended June 30, 2003, is as follows:

	Terminated Plans		1997 Plan
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at June 30, 2002	230,450	5.50	1,062,780	4.52
Cancelled	(230,450)	5.50	(55,080)	4.69
Exercised	—	—	(3,200)	3.75

Outstanding at June 30, 2003	—	—	1,004,500	4.51
Cancelled	—	—	(49,900)	4.55
Exercised	—	—	(45,900)	5.02

Outstanding at March 31, 2004	—	—	908,700	4.49

Exercisable at March 31, 2004	—	—	427,450	4.95

Information about stock options outstanding at March 31, 2004 is as follows:

				Options exercisable
	Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices	Number exercisable	Weighted average exercise prices

1997 Plan	$3.75 - 7.25	896,200	6.8	$4.38	414,950	$4.73
	$11.00 - 13.50	11,500	4.8	$11.65	11,500	$11.65
	$17.25	1,000	3.4	$17.25	1,000	$17.25

		908,700			427,450

(13) COMMITMENTS AND CONTINGENCIES

Transportation and Deficiency Agreements.    In connection with our sale of two product distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to $725,000 per year for a five-year period through June 30, 2006. At June 30, 2003, we recognized an accrued liability of approximately $0.8 million representing our estimate of the future amounts we expect to pay for the shortfall in our actual volumes and our estimated shortfall in volumes for the remainder of the term of the agreement. During the nine months ended March 31, 2004, we paid approximately $0.2 million as settlement for our shortfall in volumes for the year ended June 30, 2003. Based on actual throughput volumes for the nine months ended March 31, 2004, we decreased our accrued liabilities by $0.2 million resulting in a total accrued liability of $0.4 million as of March 31, 2004.

We also are subject to three transportation and deficiency agreements ("T&D's") with three separate interstate pipeline companies. At June 30, 2003, we recognized an accrued liability of approximately $1.2 million representing our estimate of the future amounts we expect to pay for our estimated shortfall in volumes for the remainder of the term of the agreements.

During the nine months ended March 31, 2004, we recognized a reduction in our accrued liability of approximately $0.4 million representing a change in our estimate of the future amounts we expect to pay for the estimated shortfall in volumes for the remainder of the terms of the T&D agreements resulting in a total accrued liability of $0.8 million as of March 31, 2004.

At March 31, 2004 and June 30, 2003, we included approximately $0.9 million and $3.0 million, respectively, of prepaid transportation in other assets since we have a contractual right, after the end of the term of the T&D agreements, to apply the amounts to charges for using the interstate pipelines in the future (see Note 6 of Notes to consolidated financial statements). During the nine months ended March 31, 2004, we applied approximately $2.1 million of our prepaid transportation to charges for using the interstate pipelines during the period.

(in thousands)	June 30, 2003	Payments during the period	Amounts applied during the period	Change in estimate during the period	March 31, 2004

Other assets—prepaid transportation	$3,021	$—	$(2,099)	$—	$922

Accrued liability—T&D obligations	$(2,013)	$238	$—	$548	$(1,227)

        Operating Leases.    At March 31, 2004, future minimum lease payments under our non-cancelable operating leases (exclusive of vacated office space) are as follows (in thousands):

Years ending June 30:	Office space	Terminal and pipeline capacity	Property and equipment

2004 (Remainder of the year)	$381	$709	$100
2005	1,558	2,318	188
2006	1,574	601	144
2007	1,541	162	82
2008	1,507	—	16
Thereafter	5,574	—	—

	$12,135	$3,790	$530

Rental expense under operating leases was $3.6 million and $2.8 million for the nine months ended March 31, 2004 and 2003, respectively.

(14) EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted weighted average shares (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Basic weighted average shares	39,418	39,144	39,318	39,101
Effect of dilutive securities:
Restricted common stock subject to continuing vesting requirements	383	22	333	12
Stock options	300	97	276	131
Series A Convertible Preferred stock	—	1,628	—	—
Series B Redeemable Convertible Preferred stock	11,044	11,044	11,044	11,044

Diluted weighted average shares	51,145	51,935	50,971	50,288

We exclude potentially dilutive securities from our computation of diluted earnings per share when their effect would be anti-dilutive. The following securities were excluded from the dilutive earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

Three months ended March 31, 2004

Restricted common stock subject to continuing vesting requirements	20
Common stock issuable upon exercise of stock options	66

86

For the three months ended March 31, 2004, these stock options had a weighted average exercise price of $8.17 per share.

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

–>
Terminals, pipelines, and tugs and barges—consists of an extensive terminal and pipeline infrastructure that handles refined petroleum products with transportation connections via pipelines, barges, vessels, rail cars and trucks to our facilities or to third-party facilities with an emphasis on transportation connections primarily through the Colonial, Plantation, TEPPCO, Explorer and Magellan pipeline systems.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Terminals, pipelines, and tugs and barges:
Historical facilities	$8,856	$10,874	$30,841	$32,547
Coastal Fuels assets	4,200	1,676	12,075	1,676

Adjusted net operating margins	13,056	12,550	42,916	34,223

Supply, distribution and marketing:
Light oils	5,801	8,109	18,241	23,479
Heavy oils	5,416	2,489	10,282	2,489
Supply management services	2,743	3,530	9,223	11,070
Trading activities, net	(2,582)	30	6	(1,925)

Adjusted net operating margins	11,378	14,158	37,752	35,113

Total adjusted net operating margins	$24,434	$26,708	$80,668	$69,336

Reconciliation to Earnings Before Income Taxes:
Adjusted net operating margins	$24,434	$26,708	$80,668	$69,336
Inventory Adjustments:
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	15,469	33,490	5,855	12,644
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(6,039)	—	(6,039)	—
Change in FIFO cost basis of base operating inventory volumes	21,494	9,723	27,212	8,302
Lower of cost or market write-downs on base operating inventory volumes	(128)	(12,412)	(2,461)	(12,412)

Total net operating margins	55,230	57,509	105,235	77,870
Other Items:
Selling, general and administrative expenses	(11,343)	(10,440)	(32,658)	(28,546)
Depreciation and amortization	(5,738)	(4,851)	(17,207)	(13,400)
Lower of cost or market write-downs on product linefill and tank bottom volumes	(11)	(633)	(60)	(633)
Corporate relocation and transition	—	—	—	(1,449)

Operating income	38,138	41,585	55,310	33,842
Other (expense), net	(7,518)	(5,483)	(22,968)	(10,488)

Earnings before income taxes	$30,620	$36,102	$32,342	$23,354

Supplemental information regarding our revenues for our business segments is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Terminals, pipelines, and tugs and barges:
Revenues from external customers	$9,383	$8,718	$30,761	$24,467
Inter-segment revenues	17,082	12,472	48,522	31,384

Total revenues	$26,465	$21,190	$79,283	$55,851

Supply, distribution and marketing:
Revenues from external customers	$3,106,965	$2,321,285	$7,778,883	$6,055,219
Inter-segment revenues	—	—	—	—

Total revenues	$3,106,965	$2,321,285	$7,778,883	$6,055,219

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2003, included in our Amendment No. 2 to our Annual Report on Form 10-K filed on February 17, 2004 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; fair value of inventories—discretionary volumes held for immediate sale or exchange (as of and for periods prior to October 1, 2002); fair value of derivative contracts; prepaid transportation costs; accrued lease abandonment costs; accrued transportation and deficiency obligations; and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED MARCH 31, 2004

On October 1, 2003, we acquired for cash consideration of approximately $3.1 million a terminal, including product inventory, in Norfolk, Virginia. The acquired terminal provides us with additional storage, a docking facility that permits us to receive and deliver shipments off the water, and operating synergies with our existing facility in Norfolk, Virginia.

On December 30, 2003, we sold our CETEX pipeline system for approximately $0.4 million, resulting in a loss on disposition of assets of approximately $0.7 million. For the six months ended December 31, 2003 and the year ended June 30, 2003, the CETEX pipeline system generated net operating margins (deficiencies) of approximately $0.1 million and $(0.2) million, respectively.

On May 30, 2003, we sold the Senior Subordinated Notes in a private placement transaction that was exempt from registration under the Federal Securities Act of 1933. We also entered into a registration rights agreement requiring us to make an exchange offer. On July 22, 2003, we filed a registration statement on Form S-4 with the Securities and Exchange Commission to effect the exchange offer. The registration rights agreement also required us to use our best efforts to cause the registration statement filed with respect to the exchange offer to be declared effective by October 27, 2003 and to consummate the exchange offer no later than December 26, 2003. The exchange offer was not consummated as of December 26, 2003 and, therefore, we incurred additional interest of 0.5% per annum on the Senior Subordinated Notes until the exchange offer was consummated (resulting in a total coupon rate of 9.625%). On March 16, 2004, the registration statement on Form S-4 was declared effective by the staff of the Securities and Exchange Commission and the exchange offer was consummated on April 15, 2004.

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

Terminals, pipelines, tugs and barges—adjusted net operating margins

Our adjusted net operating margins for the terminal, pipelines, tugs and barges segment are identical to the net operating margins for such segment described below under "Results of Operations—Historical Financial Statements." Selected quarterly adjusted net operating margins for the terminal, pipelines, tugs and barges segment for the three and nine months ended March 31, 2004 and 2003, are summarized below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Terminals and pipelines:
Historical facilities	$8,856	$10,874	$30,841	$32,547
Coastal Fuels assets	4,200	1,676	12,075	1,676

	$13,056	$12,550	$42,916	$34,223

Supply, distribution and marketing—adjusted net operating margins

Our CEO assesses the "adjusted net operating margins" of our supply, distribution, and marketing segment using financial information that is prepared pursuant to the mark-to-market method of accounting. "Adjusted net operating margins" for the supply, distribution and marketing segment differs from net operating margins for that segment as presented in our accompanying historical statement of operations due to the treatment of our inventories—discretionary volumes. In determining our "adjusted net operating margins" for our supply, distribution and marketing segment, inventories—discretionary volumes held for immediate sale or exchange are reflected at fair value, which matches the treatment of our derivative and risk management contracts. Therefore, the effects of changes in the fair value of our inventories—discretionary volumes held for immediate sale or exchange are included in "adjusted net operating margins" attributable to our supply, distribution and marketing segment in the period in which the fair value actually changes. Additionally, for purposes of computing our "adjusted net operating margins," our discretionary inventories-base operating inventory volumes are maintained at original cost.

Because our inventories—discretionary volumes held for immediate sale or exchange are composed of refined petroleum products, which are commodities with established trading markets and readily ascertainable market prices, we believe that the financial performance of our supply, distribution and marketing segment can be appropriately evaluated using the mark-to-market method rather than the lower-of-cost-or-market method of accounting for our inventories—discretionary volumes held for immediate sale or exchange. As a result of the implementation of EITF 02-03, our inventories—discretionary volumes held for immediate sale or exchange are carried at the lower of cost or market, while our derivative and risk management contracts are carried at fair value. As a result, if commodity prices are increasing during the end of a quarter, we may report significant losses on derivative and risk management contracts and significant deferred gains on discretionary inventory volumes held for immediate sale or exchange at the end of that quarter and report significant gains on our beginning inventories—discretionary volumes held for immediate sale or exchange when they are sold in the following quarter.

Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for each of the three months ended March 31, 2004 and 2003, are summarized below (in thousands):

	Three months ended March 31,
	2004	2003

Supply, distribution and marketing:
Light oils	$5,801	$8,109
Heavy oils	5,416	2,489
Supply management services	2,743	3,530
Trading activities, net	(2,582)	30

Adjusted net operating margins	$11,378	$14,158

Reconciliation to net operating margins:
Adjusted net operating margins	$11,378	$14,158
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	15,469	33,490
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(6,039)	—
Change in FIFO cost basis of base operating inventory volumes	21,494	9,723
Lower of cost or market write-downs on base operating inventory volumes	(128)	(12,412)

Net operating margins—Historical financial statements	$42,174	$44,959

The adjusted net operating margins attributable to our supply, distribution and marketing segment decreased to $11.4 million for the three months ended March 31, 2004, from $14.2 million for the three months ended March 31, 2003. The decrease of approximately $2.8 million in adjusted net operating margins is due principally to decreases of approximately $2.3 million in light oils, approximately $0.8 million in supply management services, and approximately $2.6 million in trading activities offset by an increase of approximately $2.9 million in heavy oils. The decrease in light oils is due principally to limited "basis" opportunities in the bulk market. The decrease in supply management services is due principally to a reduction in margins from retail price management contracts. The decrease in trading activities is due principally to losses incurred on positions taken in anticipation of declining commodity prices. The increase in heavy oils results from the Coastal Fuels assets, which we acquired on February 28, 2003.

For purposes of computing the adjusted net operating margins attributable to our supply, distribution and marketing segment, our inventories—discretionary volumes held for immediate sale or exchange are carried at fair value and our base operating inventory volumes are carried at original cost. Whereas for historical financial reporting purposes, we carry our inventories—discretionary volumes held for immediate sale or exchange and our base operating inventory volumes at the lower of cost or market. During the last half of December 2003, we experienced increases in certain commodity prices and locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at December 31, 2003 exceeding their cost basis by approximately $15.5 million. The "Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange" represents the net operating margins recognized for financial reporting purposes on the subsequent sale of those inventories to customers during the three months ended March 31, 2004. During the last half of March 2004, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at March 31, 2004 exceeding their cost basis by approximately $6.0 million. That excess is expected to be recognized in net operating margins for financial reporting purposes during the three months ended June 30, 2004, which is the period in which those discretionary inventory volumes are expected to be sold to customers.

For the three months ended March 31, 2004, we increased the carrying amount of our base operating inventory volumes by approximately $21.5 million due to higher commodity prices during March 2004 as compared to December 2003. For the three months ended March 31, 2003, we increased the carrying amount of our base operating inventory volumes by approximately $9.7 million due to higher commodity prices during March 2003 as compared to December 2002. During the three months ended March 31, 2004 and 2003, we reduced the carrying amount of our base operating inventory volumes by approximately $0.1 million and $12.4 million, respectively, due to lower-of-cost-or-market write-downs.

Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for each of the nine months ended March 31, 2004 and 2003, are summarized below (in thousands):

	Nine months ended March 31,
	2004	2003

Supply, distribution and marketing:
Light oils	$18,241	$23,479
Heavy oils	10,282	2,489
Supply management services	9,223	11,070
Trading activities, net	6	(1,925)

Adjusted net operating margins	$37,752	$35,113

Adjusted net operating margins	$37,752	$35,113
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	5,855	12,644
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(6,039)	—
Change in FIFO cost basis of base operating inventory volumes	27,212	8,302
Lower of cost or market write-downs on base operating inventory volumes	(2,461)	(12,412)

Net operating margins—Historical financial statements	$62,319	$43,647

The adjusted net operating margins attributable to our supply, distribution and marketing segment increased to $37.8 million for the nine months ended March 31, 2004, from $35.1 million for the nine months ended March 31, 2003. The increase of approximately $2.7 million in adjusted net operating margins is due principally to increases of approximately $7.8 million in heavy oils offset by decreases of approximately $5.2 million in light oils. The increase in heavy oils results from the Coastal Fuels assets, which we acquired on February 28, 2003. The decrease in light oils is due principally to limited "basis" opportunities in the bulk market offset by a reduction in the costs of extending risk management contracts, principally to the immediate future month, to manage the commodity price risk associated with discretionary inventories held for immediate sale or exchange. Our costs of extending risk management contracts increase when we carry higher volumes of discretionary inventories held for immediate sale or exchange during backwardated markets (i.e., forward price curve anticipates declining future prices).

For purposes of computing the adjusted net operating margins attributable to our supply, distribution and marketing segment, our inventories—discretionary volumes held for immediate sale or exchange are carried at fair value and our base operating inventory volumes are carried at original cost. Whereas for historical financial reporting purposes, we carry our inventories—discretionary volumes held for immediate sale or exchange and our base operating inventory volumes at the lower of cost or market. During the last half of June 2003, we experienced increases in certain commodity prices and locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at June 30, 2003 exceeding their cost basis by approximately $5.9 million. The "Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange" represents the net operating margins recognized for financial reporting purposes on the subsequent sale of those inventories to customers during the nine months ended March 31, 2004.

During the last half of March 2004, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at March 31, 2004 exceeding their cost basis by approximately $6.0 million. That excess is expected to be recognized in net operating margins for financial reporting purposes during the three months ended June 30, 2004, which is the period in which those discretionary inventory volumes are expected to be sold to customers.

For the nine months ended March 31, 2004, we increased the carrying amount of our base operating volumes by approximately $27.2 million due to higher commodity prices during March 2004 as compared to June 2003. For the nine months ended March 31, 2003, we increased the carrying amount of our base operating volumes by approximately $8.3 million due to higher commodity prices during March 2003 as compared to June 2002. For the nine months ended March 31, 2004 and 2003, we reduced the carrying amount of our base operating volumes by approximately $2.5 million and $12.4 million, respectively, due to lower-of-cost-or-market write-downs.

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three and nine months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

Historical Financial Statement Measures:
Net operating margins:
Terminals, pipelines, tugs and barges	$13,056	$12,550	$42,916	$34,223
Supply, distribution, and marketing	$42,174	$44,959	$62,319	$43,647
Operating income	$38,138	$41,585	$55,310	$33,842
Earnings before income taxes	$30,620	$36,102	$32,342	$23,354
Net earnings	$18,372	$22,380	$19,405	$13,179
Net cash provided by (used in) operating activities	$24,931	$123,464	$(15,742)	$105,223
Net cash provided by (used in) investing activities	$1,142	$(144,955)	$(12,258)	$(161,206)
Net cash provided by (used in) financing activities	$(32,870)	$41,841	$9,770	$51,445

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

We reported net earnings of $18.4 million for the three months ended March 31, 2004, compared to $22.4 million for the three months ended March 31, 2003. After preferred stock dividends, the net earnings attributable to common stockholders was $17.7 million for the three months ended March 31, 2004, compared to $21.4 million for the three months ended March 31, 2003. Basic earnings per common share for the three months ended March 31, 2004 and 2003, was $0.45 and $0.55, respectively, based on 39.4 million and 39.1 million weighted average common shares outstanding, respectively. Diluted earnings per share for the three months ended March 31, 2004 and 2003, was $0.36 and $0.43, respectively, based upon 51.1 million and 51.9 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the three months ended March 31, 2004 were $13.1 million, compared to $12.6 million for the three months ended March 31, 2003. The increase of $0.5 million in net operating margins was due principally to an increase of approximately $5.3 million in revenues offset by an increase of approximately $4.8 million in direct operating costs and expenses. On February 28, 2003, we acquired the Coastal Fuels assets, which include five terminals, a hydrant delivery system, and a tug and barge operation. The results of operations of the Coastal Fuels assets are included from the closing date of the transaction (February 28, 2003). For the three months ended March 31, 2004 and 2003, the Coastal Fuels assets generated net operating margins of approximately $4.2 million and $1.7 million, respectively, attributable to our terminals, pipelines, and tugs and barges operations. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended March 31,
	2004	2003

Throughput fees	$7,910	$7,635
Storage fees	9,002	6,694
Additive injection fees, net	1,895	1,995
Pipeline transportation fees	2,198	1,479
Tugs and barges	2,862	1,318
Other	2,598	2,069

Revenue	26,465	21,190
Less direct operating costs and expenses	(13,409)	(8,640)

Net operating margins	$13,056	$12,550

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the three months ended March 31, 2004 and 2003, we averaged approximately 49,000 and 39,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput fees were approximately $7.9 million and $7.6 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, we averaged approximately 425,000 barrels and 399,000 barrels per day of throughput volumes at our terminals, including volumes under exchange agreements. The increase of $0.3 million in throughput fees was due principally to increases of approximately $0.6 million as a result of our acquisition of the Coastal Fuels assets and approximately $0.2 million at our Southeast facilities offset by a decrease of approximately $0.5 million at our Upper River facilities.

Included in the terminal throughput fees for the three months ended March 31, 2004 and 2003 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $7.2 million and $5.9 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $9.0 million and $6.7 million for the three months ended March 31, 2004 and 2003, respectively. The increase of $2.3 million in storage fees was due principally to an increase of approximately $2.8 million from our acquisition of the Coastal Fuels assets offset by decreases of approximately $0.3 million at our Brownsville, Texas facilities and approximately $0.1 million at our Upper River facilities.

Included in the terminal storage fees for the three months ended March 31, 2004 and 2003 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.5 million and $1.5 million, respectively.

Additive Injection Fees, Net.    We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

Additive injection fees, net were approximately $1.9 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of $0.1 million in additive injection fees, net was due principally to decreases of approximately $0.1 million at our Upper River facilities and approximately $0.1 million at our Southeast facilities offset by an increase of approximately $0.1 million from our acquisition of the Coastal Fuels assets.

Included in additive injection fees, net for the three months ended March 31, 2004 and 2003 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $1.7 million, respectively.

Pipeline Transportation Fees.    We own an interstate products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline"), together with associated terminal facilities at Mt. Vernon and Rogers. We also own and operate a proprietary pipeline in Port Everglades/Ft. Lauderdale (the "hydrant system"), which we use to deliver our product to cruise ships and other marine vessels for refueling. We earn pipeline transportation fees based on the volume of product transported and the distance from the origin point to the delivery point.

For the three months ended March 31, 2004 and 2003, we earned pipeline transportation fees of approximately $2.2 million and $1.5 million, respectively. The increase of $0.7 million in pipeline transportation fees was due principally to increases of approximately $0.3 million from our acquisition of the Coastal Fuels assets and approximately $0.4 million at our Brownsville, Texas facilities for services rendered in connection with the operation of a products pipeline from the U.S./Mexican border to our Brownsville, Texas facilities.

Included in the pipeline transportation fees for the three months ended March 31, 2004 and 2003 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $1.4 million, respectively.

Tugs and Barges.    In Florida, we own and operate 10 tugboats and 13 barges that deliver product to cruise ships and other marine vessels for refueling and to transport third-party product from our storage tanks to our customers' facilities. Our tugboats earn fees for providing docking and other ship-assist services to cruise and cargo ships and other marine vessels. Bunkering fees are based on the volume and type of product sold, transportation fees are based on the volume of product that is shipped and the distance to the delivery point, and docking and other ship-assist services are based on a per docking per tugboat basis.

For the three months ended March 31, 2004 and 2003, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $2.9 million and $1.3 million, respectively. We acquired the tugs and barges operations on February 28, 2003 in connection with our acquisition of the Coastal Fuels assets.

Included in the tugs and barges fees for the three months ended March 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $0.9 million, respectively.

Other Revenue.    In addition to providing storage and distribution services at our terminal facilities, we also provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our supply, distribution and marketing operation resulting from the excess of product deposited by third parties into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. For the three months ended March 31, 2004 and 2003, other revenue from our terminals, pipelines, and tugs and barges operations was approximately $2.6 million and $2.1 million, respectively. Other revenue for 2004 as compared to 2003 included an increase of approximately $0.9 million from our acquisition of the Coastal Fuels assets offset by a decrease of approximately $0.4 million at our Brownsville, Texas facilities.

Included in other revenue for the three months ended March 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.1 million and $1.1 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the three months ended March 31, 2004 and 2003, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $13.4 million and $8.6 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended March 31,
	2004	2003

Wages and employee benefits	$6,422	$4,379
Utilities and communication charges	1,316	850
Repairs and maintenance	2,993	1,781
Office, rentals and property taxes	1,358	1,169
Vehicles and fuel costs	359	270
Environmental compliance costs	1,233	458
Other	643	865
Less—reimbursed costs and expenses	(915)	(1,132)

Direct operating costs and expenses	$13,409	$8,640

The increase of $4.8 million in direct operating costs and expenses was due principally to the addition of the Coastal Fuels assets which resulted in approximately $3.7 million of additional direct operating costs and expenses and an increase in repairs and maintenance expense of approximately $0.5 million, and environmental compliance costs of approximately $0.7 million at our historical facilities. The increase in environmental compliance costs at our historical facilities is due principally to an increase of approximately $0.2 million to our estimate of our future environmental remediation obligations during the three months ended March 31, 2004 and an increase of approximately $0.5 million in environmental compliance costs incurred at our historical facilities.

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the three months ended March 31, 2004 were $42.2 million, compared to $45.0 million for the three months ended March 31, 2003. The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Three months ended March 31,
	2004	2003

Rack sales	$452,069	$502,318
Bulk sales	1,708,482	1,231,327
Contract sales	850,572	542,948
Supply management services	95,842	44,692

Total revenue	3,106,965	2,321,285
Cost of product sold	(3,062,031)	(2,238,654)

Net margin before other direct costs and expenses	44,934	82,631
Other direct costs and expenses:
Net losses on risk management activities	(16,594)	(33,172)
Change in unrealized gains and losses on derivative contracts	(7,532)	(1,811)
Change in FIFO cost basis of base operating inventory volumes	21,494	9,723
Lower of cost or market write-downs on base operating inventory volumes	(128)	(12,412)

Net operating margins	$42,174	$44,959

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

Rack sales were approximately $452.1 million and $502.3 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, we averaged approximately 115,000 and 137,000 barrels per day, respectively, of delivered volumes under rack sales.

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

Bulk sales were approximately $1,708.5 million and $1,231.3 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, we averaged approximately 453,000 and 354,000 barrels per day, respectively, of delivered volumes under bulk sales.

Contract Sales.    Contract sales are sales to commercial and industrial end users, independent retailers, cruise-ship operators, and jobbers that are made pursuant to negotiated contracts, generally up to one year in duration. Contract sales provide these customers with a specified volume of product during the agreement term. At the customer's option, the pricing of the product delivered under a contract sale may be fixed at a stipulated price per gallon, or it may vary based on changes in published indices. Contract sales are recognized as revenue when the product is delivered to the customer through the truck loading rack or marine fueling equipment.

Contract sales were approximately $850.6 million and $542.9 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, we averaged approximately 231,000 and 148,000 barrels per day, respectively, of delivered volumes under contract sales.

Supply Management Services Contracts.    We provide supply management services to companies and governmental entities that desire to outsource their fuel supply function and to reduce the price volatility associated with their fuel supplies. We offer three types of supply management services: delivered fuel price management, retail price management and logistical supply management services.

Sales pursuant to supply management services contracts were approximately $95.8 million and $44.7 million for the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004 and 2003, we averaged approximately 27,000 barrels and 13,000 barrels per day, respectively, of delivered volumes under supply management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $3,062.0 million and $2,238.7 million for the three months ended March 31, 2004 and 2003, respectively. Cost of product sold is as follows (in thousands):

	Three months ended March 31,
	2004	2003

Inventory product costs	$3,014,434	$2,204,085
Transportation and related charges	30,623	22,676
Throughput, storage and related charges	16,215	10,959
Other	759	934

Cost of product sold	$3,062,031	$2,238,654

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

Net losses on risk management activities were approximately $16.6 million and $33.2 million for the three months ended March 31, 2004 and 2003, respectively.

Change in Unrealized Gains and Losses on Derivative Contracts.    During the three months ended March 31, 2004 and 2003, we decreased the financial statement carrying amount of our derivative contracts by approximately $7.5 million and $1.8 million, respectively. The change in the financial statement carrying amount is due principally to rising commodity prices as compared to the prices stipulated in our derivative contracts.

Change in FIFO Cost Basis of Base Operating Inventory Volumes.    During the three months ended March 31, 2004, we increased the financial statement carrying amount of the base operating inventory volumes by approximately $21.5 million due to higher commodity prices during March 2004 as compared to December 2003. During the three months ended March 31, 2003, we increased the financial statement carrying amount of the base operating inventory volumes by approximately $9.7 million due to higher commodity prices during March 2003 as compared to December 2002.

Lower of Cost or Market Write-Downs on Base Operating Inventory Volumes.    During the three months ended March 31, 2004 and 2003, we recognized impairment losses of approximately $0.1 million and $12.4 million, respectively, due to lower of cost or market write-downs on the base operating volumes due principally to declining prices at the end of the period.

Costs and expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 were $11.3 million, compared to $10.4 million for the three months ended March 31, 2003. Selling, general and administrative expenses are as follows (in thousands):

	Three months ended March 31,
	2004	2003

Wages and employee benefits	$8,179	$7,110
Office costs, utilities and communication charges	1,165	1,232
Accounting and legal expenses	577	642
Property and casualty insurance	1,026	692
Other	396	764

Selling, general and administrative expenses	$11,343	$10,440

Depreciation and amortization for the three months ended March 31, 2004 and 2003, was $5.7 million and $4.9 million, respectively. The increase of $0.8 million in depreciation and amortization for 2004 as compared to 2003 is principally related to depreciation and amortization on recent acquisitions and additions to property, plant, and equipment.

During the three months ended March 31, 2004 and 2003, we recognized impairment losses of approximately $11,000 and $633,000, respectively, due to write-downs on certain of our product linefill and tank bottom volumes.

Other income and expenses

Interest income for the three months ended March 31, 2004 was $55,000, as compared to $64,000 for the three months ended March 31, 2003. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings under our working capital credit facility and commodity margin loan.

Interest expense for the three months ended March 31, 2004, was $6.8 million, compared to $3.8 million during the three months ended March 31, 2003. Interest expense is as follows (in thousands):

	Three months ended March 31,
	2004	2003

Working capital credit facility	$1,792	$426
Senior subordinated notes	4,791	—
Senior secured term loan	—	841
Former bank credit facility	—	1,348
Letters of credit	121	99
Commodity margin loan	48	46
Interest rate swap	—	1,057
Other	—	5

Interest expense	$6,752	$3,822

Other financing (costs) income, net for the three months ended March 31, 2004, were $(0.8) million, compared to $(1.7) million for the three months ended March 31, 2003. The decrease of $0.9 million in other financing costs, net was due principally to the absence of a write-off of debt issuance costs associated with the repayment of our former bank credit facility offset by the absence of a gain on interest rate swap and an increase of approximately $0.3 million in amortization of deferred debt issuance costs. During the three months ended March 31, 2003, we recognized a write-off of deferred debt issuance costs of approximately $(2.2) million and an unrealized gain of $1.0 million on our interest rate swap. On February 28, 2003, we settled our obligations under the swap agreement when we repaid our former bank revolving credit facility.

Income taxes

Income tax expense was $12.2 million and $13.7 million for the three months ended March 31, 2004 and 2003, respectively, which represents an effective combined federal and state income tax rate of 40.0% and 38.0%, respectively. Cash paid for income taxes for the three months ended March 31, 2004 and 2003, was approximately $nil and $nil, respectively.

Preferred stock dividends

Preferred stock dividends on our Series A Convertible Preferred stock were $nil and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in the current year dividend resulted from a reduction in the number of shares of Series A Convertible Preferred stock outstanding during the current period. On June 30, 2003, we redeemed the remaining 24,421 shares of Series A Convertible Preferred stock and warrants that were outstanding for a cash payment of approximately $24.4 million.

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $0.7 million for each of the three months ended March 31, 2004 and 2003. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock of approximately $80.9 million will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $72.9 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For each of the three months ended March 31, 2004 and 2003, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock

of $1.1 million, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million.

NINE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

We reported net earnings of $19.4 million for the nine months ended March 31, 2004, compared to net earnings of $13.2 million for the nine months ended March 31, 2003. After preferred stock dividends, the net earnings attributable to common stockholders was $17.3 million for the nine months ended March 31, 2004, compared to $10.2 million for the nine months ended March 31, 2003. Basic earnings per common share for the nine months ended March 31, 2004 and 2003, was $0.44 and $0.26, respectively, based on 39.3 million and 39.1 million weighted average common shares outstanding, respectively. Diluted earnings per share for the nine months ended March 31, 2004 and 2003, was $0.38 and $0.24, respectively, based upon 51.0 million and 50.3 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

The net operating margins from our terminals, pipelines, and tugs and barges operations for the nine months ended March 31, 2004, were $42.9 million compared to $34.2 million for the nine months ended March 31, 2003. The increase of $8.7 million in net operating margins was due principally to an increase of approximately $23.4 million in revenues offset by an increase of approximately $14.7 million in direct operating costs and expenses. The results of operations of the Coastal Fuels assets are included from the closing date of the transaction (February 28, 2003). For the nine months ended March 31, 2004 and 2003, the Coastal Fuels assets generated net operating margins of approximately $12.1 million and $1.7 million, respectively, attributable to our terminals, pipelines, and tugs and barges operations. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Nine months ended March 31,
	2004	2003

Throughput fees	$24,262	$21,829
Storage fees	27,529	17,144
Additive injection fees, net	5,851	5,721
Pipeline transportation fees	6,171	4,184
Tugs and barges	8,469	1,318
Other	7,001	5,655

Revenue	79,283	55,851
Less direct operating costs and expenses	(36,367)	(21,628)

Net operating margins	$42,916	$34,223

Throughput Fees.    Terminal throughput fees were approximately $24.3 million and $21.8 million for the nine months ended March 31, 2004 and 2003, respectively. For the nine months ended March 31, 2004 and 2003, we averaged approximately 441,000 barrels and 364,000 barrels, respectively, per day of throughput volumes at our terminals, including volumes under exchange agreements of approximately 54,000 and 43,000 barrels, respectively, per day. The increase of $2.5 million in throughput fees was due principally to increases of approximately $2.0 million as a result of our acquisition of the Coastal Fuels assets, approximately $0.6 million at our historical Florida facilities, approximately $0.7 million at our Baton Rouge dock, and approximately $0.9 million at our Southeast facilities offset by a decrease of approximately $1.6 million at our Upper River facilities.

Included in the terminal throughput fees for the nine months ended March 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $21.4 million and $16.1 million, respectively.

Storage Fees.    Terminal storage fees were approximately $27.5 million and $17.1 million for the nine months ended March 31, 2004 and 2003, respectively. The increase of $10.4 million in storage fees was due principally to an increase of approximately $11.5 million from our acquisition of the Coastal Fuels assets offset by decreases of approximately $0.6 million at our Brownsville, Texas facilities and approximately $0.3 million at our Upper River facilities.

Included in the terminal storage fees for the nine months ended March 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $8.8 million and $3.2 million, respectively.

Additive Injection Fees, Net.    Additive injection fees, net were approximately $5.9 million and $5.7 million for the nine months ended March 31, 2004 and 2003, respectively. The increase of $0.2 million in additive injection fees, net was due principally to an increase of approximately $0.4 million from our acquisition of the Coastal Fuels assets offset by a decrease of approximately $0.3 million at our Upper River facilities.

Included in additive injection fees, net for the nine months ended March 31, 2004 and 2003 are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $5.5 million and $4.7 million, respectively.

Pipeline Transportation Fees.    For the nine months ended March 31, 2004 and 2003, we earned pipeline transportation fees of approximately $6.2 million and $4.2 million, respectively. The increase of $2.0 million in pipeline transportation fees was due principally to increases of approximately $1.0 million from our acquisition of the Coastal Fuels assets and $0.8 million at our Brownsville, Texas facilities for services rendered in connection with the operation of a products pipeline from the U.S./Mexican border to our Brownsville, Texas facilities.

Included in the pipeline transportation fees for the three months ended March 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $5.0 million and $3.8 million, respectively.

Tugs and Barges.    For the nine months ended March 31, 2004 and 2003, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $8.5 million and $1.3 million, respectively. We acquired the tugs and barges operations on February 28, 2003 in connection with our acquisition of the Coastal Fuels assets.

Included in the tugs and barges fees for the nine months ended March 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $5.1 million and $0.9 million, respectively.

Other Revenue.    For the nine months ended March 31, 2004 and 2003, other revenue from our terminals, pipelines, and tugs and barges operations was approximately $7.0 million and $5.7 million, respectively. The increase of approximately $1.3 million in other revenue for 2004 as compared to 2003 was due principally to increases of approximately $2.6 million from our acquisition of the Coastal Fuels assets, and approximately $0.2 million at our Southeast facilities offset by a decrease of approximately $1.5 million at our Brownsville, Texas facilities.

Included in other revenue for the nine months ended March 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $2.7 million and $2.6 million, respectively.

Direct Operating Costs and Expenses.    For the nine months ended March 31, 2004 and 2003, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $36.4 million and $21.6 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Nine months ended March 31,
	2004	2003

Wages and employee benefits	$17,987	$11,016
Utilities and communication charges	3,442	2,347
Repairs and maintenance	9,062	5,757
Office, rentals and property taxes	4,171	2,802
Vehicles and fuel costs	1,099	534
Environmental compliance costs	1,882	1,452
Other	1,604	1,080
Less—reimbursed costs and expenses	(2,880)	(3,360)

Direct operating costs and expenses	$36,367	$21,628

The increase of $14.7 million in direct operating costs and expenses for the nine months ended March 31, 2004, was due principally to the addition of the Coastal Fuels assets which resulted in approximately $14.2 million of additional direct operating costs and expenses.

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the nine months ended March 31, 2004, were $62.3 million compared to $43.6 million for the nine months ended March 31, 2003. The net operating margins (deficiencies) from our supply, distribution and marketing operations are as follows (in thousands):

	Nine months ended March 31,
	2004	2003

Rack sales	$1,323,827	$1,267,934
Bulk sales	4,096,528	3,488,457
Contract sales	2,113,139	1,182,443
Supply management services	245,389	116,385

Total revenue	7,778,883	6,055,219
Cost of product sold	(7,690,650)	(5,916,238)

Net margin before other direct costs and expenses	88,233	138,981
Other direct costs and expenses:
Net losses on risk management activities	(35,090)	(78,072)
Change in unrealized gains and losses on derivative contracts	(15,575)	(13,152)
Change in FIFO cost basis of base operating inventory volumes	27,212	8,302
Lower of cost or market write-downs on base operating inventory volumes	(2,461)	(12,412)

Net operating margins	$62,319	$43,647

We sell our products to customers primarily through three types of arrangements: rack sales, bulk sales and contract sales.

Rack Sales.    Rack sales were approximately $1,323.8 million and $1,267.9 million for the nine months ended March 31, 2004 and 2003, respectively. For the nine months ended March 31, 2004 and 2003, we averaged approximately 124,000 and 129,000 barrels per day, respectively, of delivered volumes under rack sales.

Bulk Sales.    Bulk sales were approximately $4,096.5 million and $3,488.5 million for the nine months ended March 31, 2004 and 2003, respectively. For the nine months ended March 31, 2004 and 2003, we averaged approximately 388,000 and 368,000 barrels per day, respectively, of delivered volumes under bulk sales.

Contract Sales.    Contract sales were approximately $2,113.1 million and $1,182.4 million for the nine months ended March 31, 2004 and 2003, respectively. For the nine months ended March 31, 2004 and 2003, we averaged approximately 204,000 and 119,000 barrels per day, respectively, of delivered volumes under contract sales.

Supply Management Services Contracts.    Sales pursuant to supply management services contracts were approximately $245.4 million and $116.4 million for the nine months ended March 31, 2004 and 2003, respectively. For the nine months ended March 31, 2004 and 2003, we averaged approximately 24,000 barrels and 12,000 barrels per day, respectively, of delivered volumes under supply management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $7,690.7 million and $5,916.2 million for the nine months ended March 31, 2004 and 2003, respectively. Cost of product sold is as follows (in thousands):

	Nine months ended March 31,
	2004	2003

Inventory product costs	$7,542,413	$5,817,337
Transportation and related charges	101,034	66,885
Throughput, storage and related charges	45,331	30,032
Other	1,872	1,984

Cost of product sold	$7,690,650	$5,916,238

Net Losses on Risk Management Activities.    Net losses on risk management activities were approximately $35.1 million and $78.1 million for the nine months ended March 31, 2004 and 2003, respectively.

Change in Unrealized Gains and Losses on Derivative Contracts.    During the nine months ended March 31, 2004 and 2003, we decreased the financial statement carrying amount of our derivative contracts by approximately $15.6 million and $13.2 million, respectively. The change in the financial statement carrying amount is due principally to rising commodity prices as compared to the prices stipulated in our derivative contracts.

Change in FIFO Cost Basis of Base Operating Inventory Volumes.    During the nine months ended March 31, 2004, we increased the financial statement carrying amount of the base operating inventory volumes by approximately $27.2 million due to higher commodity prices during March 2004 as compared to June 2003. During the nine months ended March 31, 2003, we increased the financial statement carrying amount of the base operating inventory volumes by approximately $8.3 million due to higher commodity prices during March 2003 as compared to September 2002 (initial adoption of the lower of cost (first-in, first-out) or market pursuant to the requirements of EITF 02-03).

Lower of Cost or Market Write-Downs on Base Operating Inventory Volumes.    During the nine months ended March 31, 2004 and 2003, we recognized impairment losses of approximately $2.5 million and $12.4 million, respectively, due to lower of cost or market write-downs on the base operating inventory volumes due principally to declining prices at the end of the period.

Costs and expenses

Selling, general and administrative expenses for the nine months ended March 31, 2004, were $32.7 million, compared to $28.5 million for the nine months ended March 31, 2003. Selling, general and administrative expenses are as follows (in thousands):

	Nine months ended March 31,
	2004	2003

Wages and employee benefits	$22,800	$20,147
Office costs, utilities and communication charges	4,104	3,493
Accounting and legal expenses	1,250	1,707
Property and casualty insurance	3,040	1,820
Other	1,464	1,379

Selling, general and administrative expenses	$32,658	$28,546

Depreciation and amortization for the nine months ended March 31, 2004 and 2003, was $17.2 million and $13.4 million, respectively. The increase of $3.8 million in depreciation and amortization for 2004 as compared to 2003 is principally related to depreciation and amortization on recent acquisitions and additions to property, plant, and equipment.

During the nine months ended March 31, 2004 and 2003, we recognized impairment losses of approximately $60,000 and $633,000, respectively, due to write-downs on certain of our product linefill and tank bottom volumes.

We recognized special charges of $1.4 million during the nine months ended March 31, 2003, related to our corporate relocation and transition, which was completed during the year ended June 30, 2003.

Other income and expenses

Dividend income for the nine months ended March 31, 2004, was $6,000 compared to $374,000 for the nine months ended March 31, 2003.

Interest income for the nine months ended March 31, 2004, was $163,000 compared to $232,000 for the nine months ended March 31, 2003. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings under our working capital credit facility and commodity margin loan.

Interest expense for the nine months ended March 31, 2004, was $19.9 million compared to $10.2 million during the nine months ended March 31, 2003. Interest expense is as follows (in thousands):

	Nine months ended March 31,
	2004	2003

Working capital credit facility	$5,521	$426
Senior subordinated notes	13,990	—
Senior secured term loan	—	841
Former bank credit facility	—	4,559
Letters of credit	250	279
Commodity margin loan	118	167
Interest rate swap	—	3,902
Other	—	7

Interest expense	$19,879	$10,181

Loss on disposition of assets for the nine months ended March 31, 2004, was approximately $0.8 million. On December 30, 2003, we sold our Cetex pipeline system for approximately $0.4 million, resulting in a loss on disposition of assets of approximately $0.7 million.

Other financing (costs) income, net for the nine months ended March 31, 2004, were $(2.5) million compared to $(0.9) million for the nine months ended March 31, 2003. The increase of $1.6 million in other financing costs, net was due principally to an increase of approximately $1.5 million in amortization of deferred debt issuance costs. During the nine months ended March 31, 2003, we recognized a write-off of deferred debt issuance costs of approximately $(2.2) million and an unrealized gain of $2.2 million on our interest rate swap. On February 28, 2003, we settled our obligations under the swap agreement when we repaid our former bank revolving credit facility.

Income taxes

Income tax expense was $12.9 million and $8.9 million for the nine months ended March 31, 2004 and 2003, respectively, which represents an effective combined federal and state income tax rate of 40.0% and 38.0%, respectively. Cash paid for income taxes for the nine months ended March 31, 2004 and 2003, was approximately $nil and $211,000, respectively.

Preferred stock dividends

Preferred stock dividends on our Series A Convertible Preferred stock were $nil and $0.9 million for the nine months ended March 31, 2004 and 2003, respectively. The decrease in the current year dividend resulted from a reduction in the number of shares of Series A Convertible Preferred stock outstanding during the current period. On June 30, 2003, we redeemed the remaining 24,421 shares of Series A Convertible Preferred stock and warrants that were outstanding for a cash payment of approximately $24.4 million.

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $2.1 million for each of the nine months ended March 31, 2004 and 2003. For each of the nine months ended March 31, 2004 and 2003, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $3.3 million, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $1.2 million.

LIQUIDITY, CAPITAL RESOURCES, AND COMMODITY PRICE RISK

At March 31, 2004, our current assets exceeded our current liabilities by $104.4 million, compared to $63.9 million at June 30, 2003. The increase of $40.5 million in working capital is due principally to increases in trade accounts receivable, net and inventories—discretionary volumes offset by increases in trade accounts payable, excise taxes payable, and additional borrowings under our working capital credit facility.

Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market at March 31, 2004 and June 30, 2003. Inventories—discretionary volumes are as follows (in thousands):

	March 31, 2004		June 30, 2003
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$178,306	4,323	$130,492	3,890
Volumes held for base operations	121,177	2,922	96,426	2,922

Inventories—discretionary volumes	$299,483	7,245	$226,918	6,812

Our volumes held for immediate sale or exchange are subject to price risk management. Inventories—discretionary volumes held for immediate sale or exchange are as follows (in thousands):

	March 31, 2004		June 30, 2003
	Amount	Bbls	Amount	Bbls

Gasolines	$109,149	2,364	$71,147	2,007
Distillates	58,310	1,509	53,495	1,683
No. 6 oil	10,847	450	5,850	200

Volumes held for immediate sale or exchange	$178,306	4,323	$130,492	3,890

Our base operating inventory volumes, representing in-transit volumes principally on common carrier pipelines, generally are not subject to price risk management. Based on the level of our current operations, we have established our base operating inventory volumes, exclusive of product linefill and tank bottom volumes, at approximately 2.9 million barrels. Changes in our operation, such as the acquisition of additional terminals, may result in changes in the volume of our base operating inventory volumes. Inventories—base operating inventory volumes are as follows (in thousands):

	March 31, 2004		June 30, 2003
	Amount	Bbls	Amount	Bbls

Gasolines	$75,407	1,653	$58,145	1,653
Distillates	38,624	981	31,050	981
No. 6 oil	7,146	288	7,231	288

Volumes held for base operations	$121,177	2,922	$96,426	2,922

The activity in our base operating inventory volumes, exclusive of product linefill and tank bottom volumes, is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$96,426	2,922
Change in FIFO cost basis	27,212	—
Lower of cost or market write-down	(2,461)	—

As of March 31, 2004	$121,177	2,922

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

	March 31, 2004		June 30, 2003
	Amount	Bbls	Amount	Bbls

Gasolines	$12,994	497	$13,020	497
Distillates	7,449	319	7,449	319
No. 6 oil	1,514	61	1,548	61

Product linefill and tank bottom volumes	$21,957	877	$22,017	877

The activity in our product linefill and tank bottom volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$22,017	877
Lower of cost or market write-down	(60)	—

As of March 31, 2004	$21,957	877

The following table indicates the maturities of our derivative contracts, including the credit quality of our counterparties to those contracts with unrealized gains at March 31, 2004.

	Fair value of contracts
(in thousands)	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 3 years	Total

Unrealized gain position—asset
Investment grade	$1,606	$—	$—	$1,606
Non-investment grade	347	41	—	388
No external rating	9,908	83	—	9,991

	11,861	124	—	11,985
Unrealized loss position—liability	(26,034)	(166)	—	(26,200)

Net unrealized loss position—liability	$(14,173)	$(42)	$—	$(14,215)

At March 31, 2004, the unrealized gain on our derivative contracts with non-investment grade counterparties was approximately $0.4 million. A single customer represented approximately $0.1 million of that unrealized gain. At March 31, 2004, we also had derivative contracts with that customer that were in an unrealized loss position of approximately $12.1 million. Therefore, the net unrealized loss on all of our derivative contracts with that customer was approximately $12.0 million at March 31, 2004.

The following table includes information about the changes in the fair value of our derivative contracts with that customer for the nine months ended March 31, 2004 (in thousands):

Fair value at June 30, 2003	$(1,682)
Amounts realized or otherwise settled during the year	5,112
Change in fair value attributable to change in commodity prices	(15,435)

Fair value at March 31, 2004	$(12,005)

Capital expenditures for the nine months ended March 31, 2004, were $15.1 million for terminal and pipeline facilities and assets to support these facilities. Excluding acquisitions, capital expenditures for the remainder of the year ending June 30, 2004, are estimated to be less than $7.0 million. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

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

On June 25, 2003, we amended and restated the Working Capital Credit Facility in connection with the syndication of the facility. Our Working Capital Credit Facility currently provides for a maximum borrowing line of credit that was the lesser of (i) $275 million and (ii) the borrowing base (as defined; $462.8 million at March 31, 2004). The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding. The borrowing base is a function of our cash, accounts receivable, inventory, exchanges, margin deposits, open positions of supply management services and risk management contracts, outstanding letters of credit, and outstanding indebtedness as defined in the facility. At March 31, 2004, we had borrowings of $185.0 million outstanding and letters of credit of $26.8 million outstanding under the Working Capital Credit Facility. We also had the ability to borrow an additional $63.2 million under the facility based on the borrowing base computation at March 31, 2004. All outstanding borrowings under the Working Capital Credit Facility are due and payable on February 28, 2006.

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

As of March 31, 2004, we were in compliance with all covenants included in the Working Capital Credit Facility.

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

The "operating results for debt covenant compliance," fixed charges and fixed charge coverage ratio for each of the three-month periods in the nine months ended March 31, 2004 and the year ended June 30, 2003, are summarized below (in thousands):

	Three months ended September 30, 2003	Three months ended December 31, 2003	Three months ended March 31, 2004

Financial performance debt covenant test:
Operating results for debt covenant compliance	$16,201	$20,843	$14,578

Fixed charges for the period	$8,589	$8,850	$9,313

Fixed charge coverage ratio based on rolling four consecutive quarters	227%	226%	220%

Reconciliation of operating results for debt covenant compliance to cash flows used in operations:
Operating results for debt covenant compliance	$16,201	$20,843	$14,578
Rental expense	(1,069)	(1,050)	(1,487)
Inventory adjustments	3,002	(6,898)	30,924
Interest expense, net	(6,396)	(6,623)	(6,697)
Current tax (expense) benefit	(4)	(4)	17
Amortization of deferred revenue	(1,212)	(1,315)	(1,044)
Amortization of deferred stock-based compensation	604	662	696
Net change in unrealized gains/losses on long-term derivative contracts	1,389	876	233
Change in operating assets and liabilities, net of effects from acquisitions	(29,389)	(30,290)	(12,289)

Cash flows used in operating activities	$(16,874)	$(23,799)	$24,931

	Three months ended
					Year ended June 30, 2003
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003

Financial performance debt covenant test:
Operating results for debt covenant compliance	$9,425	$15,796	$17,226	$23,114	$65,561

Fixed charges	$5,740	$6,579	$9,581	$7,173	$29,073

Fixed charge coverage ratio					226%

Reconciliation of operating results for debt covenant compliance to cash flows used in operations:
Operating results for debt covenant compliance	$9,425	$15,796	$17,226	$23,114	$65,561
Rental expense	(926)	(848)	(958)	(1,289)	(4,021)
Inventory adjustments	—	(22,267)	43,213	(13,742)	7,204
Interest expense, net	(3,224)	(2,967)	(3,759)	(4,469)	(14,419)
Repayment of interest rate swap	—	—	(3,205)	—	(3,205)
Current tax expense	(86)	(234)	16	(11)	(315)
Net tax effect arising from stock-based compensation	64	33	(7)	(20)	70
Amortization of deferred revenue	(150)	(150)	(1,041)	(1,144)	(2,485)
Amortization of deferred stock-based compensation	401	457	704	670	2,232
Net change in unrealized gains/losses on long-term derivative contracts	406	1,548	2,089	2,635	6,678
Change in operating assets and liabilities, net of effects from acquisitions	22,829	(38,347)	69,186	(77,645)	(23,977)

Cash flows provided by (used in) operating activities	$28,739	$(46,979)	$123,464	$(71,901)	$33,323

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

We utilize borrowings under our working capital credit facility and margin loan to fund our working capital requirements. During periods in which we increase the carrying amount of our inventories—discretionary volumes, we also will increase our outstanding borrowings under our working capital credit facility and margin loan. For financial reporting purposes, increases in our inventories—discretionary volumes are reported as cash flows used in operating activities, whereas, increased borrowings under our working capital credit facility and margin loan are reported as cash flows provided by financing activities. Conversely, during periods in which we decrease the carrying amount of our inventories—discretionary volumes, we also will decrease our outstanding borrowings under our working capital credit facility and margin loan.

For financial reporting purposes, decreases in our inventories—discretionary volumes are reported as cash flows provided by operating activities, whereas, repayments of our working capital credit facility and margin loan are reported as cash flows used in financing activities. Therefore, we believe that analyses of our cash flows provided by (used in) operating activities should include analyses of our borrowings (repayments) under our working capital credit facility and margin loan. For the three months ended March 31, 2004, cash flows provided by operating activities was approximately $24.9 million whereas repayments under our working capital credit facility and margin loan were approximately $(31.5) million. For the nine months ended March 31, 2004 cash flows used in operating activities was approximately $(15.7) million whereas borrowings under our working capital credit facility and margin loan were approximately $14.2 million.

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

Relative month-end commodity prices per gallon from June 30, 2001 to March 31, 2004 (NYMEX close on the last day of the month) are as follows:

	Crude oil	Heating oil	Gasoline

6/30/01	$.625	$.709	$.721
7/31/01	$.627	$.697	$.732
8/31/01	$.648	$.766	$.806
9/30/01	$.558	$.664	$.680
10/31/01	$.504	$.598	$.552
11/30/01	$.463	$.532	$.534
12/31/01	$.472	$.551	$.573
1/31/02	$.464	$.523	$.559
2/28/02	$.518	$.563	$.581
3/31/02	$.626	$.669	$.825
4/30/02	$.650	$.689	$.823
5/31/02	$.603	$.630	$.738
6/30/02	$.640	$.680	$.794
7/31/02	$.643	$.676	$.830
8/31/02	$.690	$.748	$.814
9/30/02	$.725	$.802	$.814
10/31/02	$.648	$.744	$.864
11/30/02	$.640	$.757	$.734
12/31/02	$.743	$.866	$.865
1/31/03	$.798	$.959	$.976
2/28/03	$.871	$1.256	$1.038
3/31/03	$.739	$.792	$.944
4/30/03	$.614	$.761	$.843
5/31/03	$.704	$.754	$.868
6/30/03	$.719	$.781	$.870
7/31/03	$.727	$.793	$.902
8/31/03	$.752	$.819	$1.093
9/30/03	$.695	$.778	$.887
10/31/03	$.693	$.786	$.803
11/30/03	$.724	$.835	$.837
12/31/03	$.774	$.913	$.949
1/31/04	$.787	$.931	$.980
2/29/04	$.861	$.961	$1.095
3/31/04	$.851	$.886	$1.124

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

We decide whether to manage the commodity price risk relating to a portion of our base operating inventory or to leave a portion of our discretionary inventory unmanaged depending on our expectations of future market changes. To the extent that we do not manage the commodity price risk relating to a portion of our inventory and commodity prices move adversely, we could suffer losses on that inventory. If, however, prices move favorably, we would realize a gain on the sale of the inventory that we would not realize if substantially all of our inventory was managed. At March 31, 2004, we were subject to commodity price risk on approximately 370,000 barrels of discretionary inventories held for immediate sale or exchange because those barrels were not offset with risk management contracts or future contractual delivery obligations.

When we purchase refined petroleum products, we generally enter into NYMEX futures contracts to protect against price fluctuations for the underlying commodity. Futures contracts are obligations to purchase or sell a specific volume of inventory at a fixed price at a future date. The NYMEX requires an initial margin deposit to open a futures contract. At March 31, 2004 and June 30, 2003, we had approximately $5.7 million and $5.2 million, respectively, on deposit to cover our initial margin requirements on open NYMEX futures contracts. NYMEX futures contracts also require daily settlements for changes in commodity prices. Unfavorable commodity price changes subject us to variation margin calls that require us to make cash payments to the NYMEX in amounts that may be material. At March 31, 2004 and June 30, 2003, a $0.05 per gallon unfavorable change in commodity prices would have required us to make a cash payment of approximately $2.0 million and $0.8 million, respectively, to cover the variation margin. Conversely, at March 31, 2004 and June 30, 2003, a $0.05 per gallon favorable change in commodity prices would have permitted us to receive approximately $2.0 million and $0.8 million, respectively. We use our credit lines to fund these margin calls, but such funding requirements could exceed our ability to access capital. We have the contractual right to request that the counterparties to our supply management services contracts post additional letters of credit or make additional cash deposits with us to assist us in meeting our obligations to cover our margin requirements.

At March 31, 2004 and June 30, 2003, a $0.05 per gallon unfavorable change in commodity prices relative to our open positions in derivative sales and purchase contracts and risk management contracts would have resulted in the recognition of a loss (realized and unrealized) of approximately $7.4 million and $6.0 million, respectively. However, the fair value of our discretionary inventory held for immediate sale or exchange would have increased by approximately $8.2 million and $6.1 million at March 31, 2004 and June 30, 2003, respectively. The gain from the increase in the fair value of our discretionary inventory volumes held for immediate sale or exchange may not be recognized for financial reporting purposes until those volumes have been sold to customers, which may be in an accounting period subsequent to the accounting period in which the losses on derivative contracts and risk management contracts are recognized.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

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
(b)
Reports on Form 8-K:

(1)  A Current Report on Form 8-K was filed on February 18, 2004 under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and furnished under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting the Company's February 17, 2004 earnings press release for its second fiscal quarter ended December 31, 2003.

(2)  An Amendment No. 2 to a Current Report on Form 8-K/A dated February 28, 2003 was filed on February 27, 2004, amending the Current Report on Form 8-K filed on March 17, 2003, solely to update the Coastal Fuels Marketing, Inc. and subsidiaries and Southeast Marketing Division pro forma financial information through the year ended June 30, 2003, which is incorporated by reference into TransMontaigne's Registration Statement on Form S-4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 12, 2004	TRANSMONTAIGNE INC. (Registrant)
	By:	/s/ DONALD H. ANDERSON Donald H. Anderson President and Chief Executive Officer
/s/ RANDALL J. LARSON Randall J. Larson Executive Vice President, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.