Form 10-K/A
period 2004-06-30
TRANSMONTAIGNE INC
filed 2004-10-27
CIK 755199

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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $167,485,099. The aggregate market value was computed by reference to the last sale price ($6.45 per share) of the Registrant's Common Stock on the American Stock Exchange on December 31, 2003.

        The number of shares of the registrant's Common Stock outstanding on August 30, 2004 was 41,114,144. DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") supplements TransMontaigne Inc.'s Annual Report on Form 10-K for the year ended June 30, 2004, filed by TransMontaigne (the "Company," "we" or "us") on September 23, 2004. We are filing this Amendment to furnish the information required by items 10, 11, 12, 13 and 14 of Part III of Form 10-K within the 120-day period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment certain currently dated certifications and, therefore, we are amending Part IV in its entirety. We will include the information contained in Part III in our proxy statement for our 2004 Annual Meeting of Shareholders, scheduled to occur on March 10, 2005. Except as described above, no other amendments are being made to the Annual Report on Form 10-K filed on September 23, 2004 and the Amendment does not reflect events occurring after the filing of the original Form 10-K.

TABLE OF CONTENTS

Item
Part III
10.	Directors and Executive Officers
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
Part IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to such reports, are available free of charge on our website at www.transmontaigne.com under the heading "Shareholder Information" "Financial Information" "SEC Filings", as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the directors and executive officers of TransMontaigne:

Name	Age	Position

Cortlandt S. Dietler	83	Chairman and Director
Donald H. Anderson	56	Vice Chairman, Chief Executive Officer, President and Director
William S. Dickey	46	Executive Vice President and Chief Operating Officer
Randall J. Larson	47	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Frederick W. Boutin	49	Senior Vice President and Treasurer
Erik B. Carlson	57	Senior Vice President, Corporate Secretary and General Counsel
Wayne W. Murdy	58	Director
John A. Hill	60	Director
Bryan H. Lawrence	60	Director
Harold R. Logan, Jr.	57	Director and Chairman of Finance Committee
Edwin H. Morgens	61	Director and Chairman of Compensation Committee
Walter P. Schuetze	71	Director and Chairman of Audit Committee

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

Donald H. Anderson has been Director, Vice Chairman and Chief Executive Officer of TransMontaigne since September 1999, and has served as President since January 2000. From 1997 through September 1999, Mr. Anderson was the Executive Director and a Principal of Western Growth Capital LLC, a Colorado-based private equity investment and consulting firm. From December 1994 until March 1997, Mr. Anderson was Chairman, President and Chief Executive Officer of PanEnergy Services, PanEnergy's non-jurisdictional operating subsidiary. From December 1994 until March 1997, Mr. Anderson also served as a Director of TEPPCO Partners, LLP. Mr. Anderson was previously President, Chief Operating Officer and Director of Associated Natural Gas Corporation from 1989 until its merger with PanEnergy Corporation in 1994. Mr. Anderson is a director of Bear Paw Energy, LLC.

William S. Dickey has been an Executive Vice President and Chief Operating Officer of TransMontaigne since May 2000. From January 1999 until May 2000, Mr. Dickey was a Vice

President of TEPPCO Partners, LLP. From 1994 to 1998, Mr. Dickey served as Vice President and Chief Financial Officer of Associated Natural Gas, Inc. and its successor, Duke Energy Field Services.

Randall J. Larson has been an Executive Vice President and Chief Accounting Officer of TransMontaigne since May 2002. Mr. Larson served as Executive Vice President, Chief Accounting Officer and Controller of TransMontaigne from May 2002 until January 2003 and was appointed Chief Financial Officer on January 1, 2003. From July 1994 through April 2002, Mr. Larson was a partner with KPMG LLP, most recently in KPMG's San Jose, California office. Prior to joining the San Jose office in 1996, Mr. Larson was a partner in KPMG's Department of Professional Practice in the national office in New York City. From July 1992 to June 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. Mr. Larson began his accounting career with KPMG in 1981 in the Denver, Colorado office.

Frederick W. Boutin has been Senior Vice President and Treasurer of the Company since June 2003. Mr. Boutin also served as Senior Vice President of the Company from September 1996 to March 2002. In addition, Mr. Boutin served as Vice President of TransMontaigne Product Services Inc. from February 2002 to June 2003; Vice President of Coastal Tug and Barge, Inc. from February 2003 to June 2003; Vice President of Coastal Fuels Marketing, Inc. from February 2003 to June 2003; and Senior Vice President and Director of TransMontaigne Transport Inc. from February 2002 to the present. From 1985 to 1995, Mr. Boutin served as a Vice President of Associated Natural Gas, Inc. and its successor, Duke Energy Field Services.

Erik B. Carlson has been the Senior Vice President, Corporate Secretary and General Counsel of TransMontaigne since January 1998. From February 1983 until January 1998, Mr. Carlson served as Senior Vice President, General Counsel and Corporate Secretary of Associated Natural Gas Corporation and its successor, Duke Energy Field Services.

Wayne W. Murdy has been a Director of TransMontaigne since September 2003. Mr. Murdy is the Chief Executive Officer and Chairman of the Board of Directors of Newmont Mining Corporation ("Newmont"), an international mining company headquartered in Denver, Colorado. Newmont is the world's largest gold producer with mining operations and assets located on five continents. Prior to becoming the Chief Executive Officer of Newmont in 2001 and Chairman of the Board of Directors of Newmont in 2002, Mr. Murdy served as President of Newmont from 1999 to 2002, Executive Vice President and Chief Financial Officer from 1996 to 1999 and Senior Vice President and Chief Financial Officer from 1992 to 1996. Mr. Murdy has been a Director of Newmont since 1999. Mr. Murdy also serves as a member of the Board of Directors of Tom Brown, Inc. and is a Trustee of the Denver Art Museum.

John A. Hill has been a Director of TransMontaigne since April 1995. Mr. Hill has been Vice Chairman of the Board, Managing Director and founder of First Reserve Corporation, ("First Reserve"), a private equity fund sponsor specializing in management buyouts and acquisitions in the energy and energy-related industries since June 2000. From 1983 until June 2000, Mr. Hill was Chairman of First Reserve. Mr. Hill is Chairman of the Board of Trustees of the Putnam Mutual Funds in Boston and serves as a Director of Devon Energy Corporation and various private companies owned by First Reserve and Continuum Health Partners.

Bryan H. Lawrence has been a Director of TransMontaigne since April 1995. From 1996 to 1997, Mr. Lawrence served as Managing Director of Dillon, Read & Co. Inc., an investment banking firm. In 1997, Mr. Lawrence established Yorktown Partners LLC to manage Yorktown Energy Partners III, L.P. and predecessor partnerships previously managed by Dillon, Read & Co. Inc. Mr. Lawrence also serves as a Director of Vintage Petroleum, Inc., D&K Healthcare Services, Inc., Hallador Petroleum

Company and Crosstex Energy, L.P. (each a United States public company), and Cavell Energy Corporation (a Canadian public company), and certain privately-owned companies in which affiliates of Yorktown Partners LLC hold equity interests including PetroSantander Inc., Savoy Energy, L.P., Athanor BV, Camden Resources, Inc., Crosstex Energy Holdings Inc., ESI Energy Services Inc., Ellora Energy Inc., Dernick Resources Inc., Cinco Natural Resources Corporation, Peak Energy Resources, Inc., Approach Resources Inc., Century Exploration Company and Compass Petroleum Ltd.

Harold R. Logan, Jr. has been a Director of TransMontaigne since April 1995 and has provided consulting services to TransMontaigne on a contractual basis since January 2003. He served as Executive Vice President and Treasurer of TransMontaigne from April 1995 to December 2002 and as Chief Financial Officer of TransMontaigne from March 2000 to December 2002. From 1985 to 1994, Mr. Logan was Senior Vice President/Finance and a Director of Associated Natural Gas Corporation. Prior to joining Associated Natural Gas Corporation, Mr. Logan was with Dillon, Read & Co. Inc. and Rothschild, Inc. Mr. Logan also serves as Director of Lion Oil Company, Suburban Propane Partners, L.P., Graphic Packaging Corporation, The Houston Exploration Company and Rivington Capital Advisors LLC.

Edwin H. Morgens has been a Director of TransMontaigne since June 1996. Mr. Morgens has been Chairman of Morgens, Waterfall, Vintiadis & Company, Inc., an investment management firm, since 1970. In addition, Mr. Morgens serves as a Director of Programmer's Paradise, Inc.

Walter P. Schuetze has been a Director of TransMontaigne and Chairman of the Company's Audit Committee, since October 1, 2002. Mr. Schuetze currently is an Executive in Residence in the College of Business at the University of Texas—San Antonio, Texas. Mr. Schuetze began his accounting career in 1957 with the public accounting firm of Eaton & Huddle in San Antonio, Texas, which merged with Peat, Marwick, Mitchell & Co. (now KPMG LLP) in 1958. He was a partner in KPMG from 1965 to 1973, when he was appointed to the Financial Accounting Standards Board, after which he again served as a partner in KPMG LLP from 1976 to 1992. In January 1992, Mr. Schuetze was appointed Chief Accountant to the Securities and Exchange Commission of the United States of America and served in that capacity through March 1995, when he retired. In November 1997, Mr. Schuetze was appointed Chief Accountant of the Commission's Division of Enforcement and served in that capacity through mid-February 2000. He then served as a consultant to the Commission's Division of Enforcement from March 2000 through February 2002 on matters involving accounting and auditing. Since April 1, 2002, he also has been a member of the Board of Directors of Computer Associates International, Inc. and currently serves as chairman of that company's audit committee. Since March 2003, he has been a member of the Board of Directors of NES Rentals and currently serves as chairman of that company's audit committee.

Audit Committee of the Board of Directors

The Board of Directors has a standing Audit Committee. The Audit Committee consists of Walter P. Schuetze, Edwin H. Morgens and Wayne W. Murdy. Our Board has determined that each member of the Audit Committee is independent under Section 121A of the American Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Schuetze has been designated by the Board as an "audit committee financial expert" as that term is defined in Item 401(h) of Regulation S-K based upon his education and employment experience as more fully detailed in Mr. Schuetze's biography set forth above.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to such Reporting Persons were complied with.

Code of Business Conduct and Ethics

The Audit Committee has adopted a Code of Business Conduct and Ethics (the "Code"), which has been ratified and approved by the Board. The Code applies to all employees, officers and Directors of the Company and its subsidiaries. The Audit Committee has also adopted a Code of Ethics for Senior Financial Officers (the "Financial Ethics Code"), which has been ratified and approved by the Board. The Financial Ethics Code applies to the senior financial officers of the Company, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation earned during each of the Company's last three fiscal years by all individuals serving as the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers based on salary and bonus earned in the fiscal year ended June 30, 2004 (collectively, the "Named Executive Officers").

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compensation			Securities Underlying Options(#)	Restricted Stock Awards		All Other Compensation(2)

Donald H. Anderson Vice Chairman of the Board, Chief Executive Officer and President	2004 2003 2002	$315,000 315,000 312,961	$75,000 100,000 100,000	$	— — —		— — —	$299,000 174,400 49,500	(3) (4) (5)	$6,000 5,500 5,325
William S. Dickey Executive Vice President and Chief Operating Officer	2004 2003 2002	250,000 240,000 235,962	112,500 150,000 100,000		— — —		— — —	269,100 218,000 123,750	(6) (7) (8)	6,000 5,500 5,325
Randall J. Larson(9) Executive Vice President, Chief Financial Officer and Chief Accounting Officer	2004 2003 2002	250,000 250,000 36,538	112,500 30,000 —		12,352 10,000	(10) (10)	— — 75,000	269,100 109,000 378,750	(11) (12) (13)	2,606 2,538 —
Erik B. Carlson Senior Vice President, General Counsel and Secretary	2004 2003 2002	215,000 215,000 210,962	60,000 75,000 65,000		— — —		— — —	149,500 130,800 49,500	(14) (15) (5)	4,962 5,500 5,325
Frederick W. Boutin Senior Vice President and Treasurer	2004 2003 2002	215,000 215,000 210,962	60,000 30,000 30,000		— — —		— — —	119,600 65,400 37,125	(16) (17) (18)	6,000 5,500 5,325

(1)
Amounts shown set forth all cash compensation earned by each of the Named Executive Officers in the years shown, including salaries deferred under the TransMontaigne Inc. Savings and Profit Sharing Plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code.

(2)
Amounts shown set forth the Company's matching contributions to the Company's 401(k) Plan.

(3)
Represents 50,000 shares of restricted stock granted on October 25, 2003, when the market price was $5.98. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date. As of June 30, 2004, Mr. Anderson has a total of 105,000 non-vested restricted shares outstanding, representing a value of $564,900, calculated using the fair market value of the Company's Common Stock at June 30, 2004, $5.38 per share.

(4)
Represents 40,000 shares of restricted stock granted on October 25, 2002, when the market price was $4.36. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(5)
Represents 10,000 shares of restricted stock granted on October 1, 2001, when the market price was $4.95. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(6)
Represents 45,000 shares of restricted stock on granted October 25, 2003, when the market price was $5.98. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date. As of June 30, 2004, Mr. Dickey has a total of 111,500 non-vested restricted shares outstanding, representing a value of $599,870, calculated using the fair market value of the Company's Common Stock at June 30, 2004, $5.38 per share.

(7)
Represents 50,000 shares of restricted stock granted on October 25, 2002, when the market price was $4.36. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(8)
Represents 25,000 shares of restricted stock granted on October 1, 2001, when the market price was $4.95. The restricted stock awards vest 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since each grant date.

(9)
Mr. Larson became an employee of the Company May 1, 2002 as Executive Vice President, Chief Accounting Officer and Controller, and became Chief Financial Officer on January 1, 2003.

(10)
The other 2003 annual compensation for Mr. Larson consists of reimbursement for certain relocation expenses. The other 2002 annual compensation for Mr. Larson consists of a $10,000 relocation bonus.

(11)
Represents 45,000 shares of restricted stock granted on October 25, 2003 when the market price was $5.98. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date. As of June 30, 2004, Mr. Larson has a total of 120,000 non-vested restricted shares outstanding, representing a value of $645,600, calculated using the fair market value of the Company's Common Stock at June 30, 2004, $5.38 per share.

(12)
Represents 25,000 shares of restricted stock granted on October 25, 2002, when the market price was $4.36. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(13)
Represents 75,000 shares of restricted stock granted on May 1, 2002, when the market price was $5.05. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(14)
Represents 25,000 shares of restricted stock granted on October 25, 2003, when the market price was $5.98. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date. As of June 30, 2004, Mr. Carlson has a total of 70,240 non-vested restricted shares outstanding, representing a value of $377,891, calculated using the fair market value of the Company's Common Stock at June 30, 2004, $5.38 per share.

(15)
Represents 30,000 shares of restricted stock granted on October 25, 2002, when the market price was $4.36. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(16)
Represents 20,000 shares of restricted stock granted on October 25, 2003, when the market price was $5.98. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date. As of June 30, 2004, Mr. Boutin has a total of 49,150 non-vested restricted shares outstanding, representing a value of $264,427, calculated using the fair market value of the Company's Common Stock at June 30, 2004, $5.38 per share.

(17)
Represents 15,000 shares of restricted stock granted on October 25, 2002, when the market price was $4.36. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

(18)
Represents 7,500 shares of restricted stock granted on October 1, 2001, when the market price was $4.95. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment since the grant date.

Option Grants In Last Fiscal Year

No stock options were granted to the Named Executive Officers under the TransMontaigne Inc. Equity Incentive Plan, as amended (the "1997 Incentive Plan") during the fiscal year ended June 30, 2004.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

The following table provides information with respect to the options that were exercised during fiscal year ended June 30, 2004 and the value as of June 30, 2004 of unexercised options held by the Named Executive Officers. The value of unexercised options at the fiscal year end is calculated using the difference between the option exercise price and the fair market value of the Company's Common Stock at June 30, 2004, $5.38 per share.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)
					Value of Unexercised Options At Fiscal Year-End($)
	Shares Acquired on Exercise(#)
		Value Realized($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Donald H. Anderson	—	—	110,000	20,000	69,300	32,600
William S. Dickey	—	—	80,000	20,000	48,900	32,600
Randall J. Larson	—	—	22,500	52,500	7,425	17,325
Erik B. Carlson	—	—	18,000	12,000	29,340	19,560
Frederick W. Boutin	—	—	18,000	12,000	29,340	19,560

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

Compensation Of Directors

Our directors who are also our employees receive no additional compensation for services on the Board of Directors or committees of the board. Directors who are not employees were paid an annual fee of $30,000 through June 30, 2004, payable quarterly. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or any committee or otherwise by reason of their being a director. An additional sum of $30,000 per year was paid to the non-employee director serving as Chairman of the Audit Committee and additional sums of $20,000 per year and $10,000 per year were paid to the non-employee directors serving as Chairman of the Finance Committee and the Compensation Committee, respectively. This compensation of directors and committee chairmen is currently in effect for our fiscal year ending June 30, 2005. In addition, discretionary grants of restricted stock, stock options or other stock-based awards may be made to non-employee directors pursuant to the TransMontaigne Inc. Equity Incentive Plan, as amended, or the 1997 Incentive Plan. On May 12, 2003, 20,000 shares of restricted stock were granted to Walter P. Schuetze in his capacity as a member of the Board of Directors when the market price was $4.50. On May 6, 2004, 10,000 shares of restricted stock were granted to Wayne Murdy, 10,000 shares of restricted stock were granted to Edwin Morgens, and 5,000 shares of restricted were granted to Walter P. Schuetze, in their respective capacity as members of the Board of Directors when the market price was $5.09. The restricted stock award vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous service on the board since the grant date.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2004, Edwin H. Morgens and Bryan H. Lawrence served as members of the Compensation Committee. There were no Compensation Committee interlocks between the Company and any other entity; however, Bryan H. Lawrence is affiliated with Yorktown Energy Partners III, L.P. to which the Company has granted certain registration rights with respect to shares of common stock owned by Yorktown.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock and Common Stock equivalents as of October 1, 2004 by each Director and nominee, and by each individual serving as an executive officer as of October 1, 2004 and who is named in the Summary Compensation table set forth under "Executive Compensation" below, by each person known by TransMontaigne to own more than 5% of the outstanding shares of Common Stock and by all Directors and those serving as executive officers as of October 1, 2004 as a group. The information set forth below is based solely upon information furnished by such individuals or contained in filings made by such beneficial owners with the SEC.

The calculation of the percentage of beneficial ownership is based on 41,098,844 shares of common stock outstanding as of October 1, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Shares of common stock underlying outstanding warrants or options that are currently exercisable or exercisable within 60 days of October 1, 2004 are deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those options or warrants, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

	Common Stock
			Percent of Voting Power(2)
Beneficial Owner	Number of Shares	Percent of Class(1)

Cortlandt S. Dietler(3)	2,217,754	5.4%	4.3%
Donald H. Anderson(4)	343,728	*	*
Harold R. Logan, Jr.(5)	379,184	*	*
William S. Dickey(6)	300,559	*	*
Randall J. Larson(7)	173,236	*	*
Erik B. Carlson(8)	188,756	*	*
Frederick W. Boutin(9)	312,539	*	*
John A. Hill(10)	5,249,366	12.8%	10.0%
Bryan H. Lawrence(11)	3,305,072	7.8%	6.4%
Edwin H. Morgens(12)	263,030	*	*
Wayne W. Murdy(13)	15,000	*	*
Walter P. Schuetze(14)	25,000	*	*
First Reserve Corporation(15)	5,249,366	12.8%	10.1%
Lehman Brothers Holdings Inc.(16)	4,939,493	10.7%	9.4%
Louis Dreyfus Corporation(17)	4,351,080	10.6%	8.3%
Yorktown Energy Partners III, L.P.(18)	3,227,826	7.6%	6.2%
J.P. Morgan Chase & Co.(19)	3,131,314	7.4%	6.0%
All Directors and Executive Officers as a Group (12 Persons)(20)	12,773,223	26.6%	33.4%

*
Less than 1% of the shares of common stock deemed outstanding, assuming conversion of all of the Company's preferred stock outstanding as of October 1, 2004 into common stock.

(1)
Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights, or conversion privileges exercisable within sixty days of the date of this table (October 1, 2004) are deemed outstanding for the purpose of calculating the number and percentage owned by such person. The shares of common stock issuable upon conversion of the outstanding shares of Series B Preferred are also deemed outstanding for the purpose of computing the percentage of beneficial ownership of the person holding those shares, but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2)
The percentage of voting power column represents the combined voting power of the Company's shares of common stock and Series B Preferred stock outstanding on October 1, 2004. The holders of the Company's Series B Preferred vote together as a single class with the holders of the Company's common stock, on an as-converted basis, on all matters submitted to a vote other than the election of directors. As of October 1, 2004, there were 73,976.7 shares of Series B Preferred outstanding convertible into 11,208,588 shares of common stock.

(3)
Includes 2,000 shares held by Mr. Dietler's spouse, as to which Mr. Dietler disclaims beneficial ownership; 151,942 shares issuable upon the conversion of Series B Preferred; and 19,000 shares of restricted stock subject to vesting.

(4)
Includes 110,000 shares issuable upon the exercise of outstanding options and 102,000 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment.

(5)
Includes 18,000 shares issuable upon the exercise of outstanding options and 11,000 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment.

(6)
Includes 60,000 shares owned by DQ Investment Group, a family general partnership, of which Mr. Dickey is a general partner. Mr. Dickey disclaims beneficial ownership of these shares. Also includes 80,000 shares issuable upon exercise of outstanding options and 104,000 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment.

(7)
Includes 22,500 shares issuable upon exercise of outstanding options and 120,000 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment.

(8)
Includes 550 shares held in an IRA for the benefit of Mr. Carlson's spouse, and 3,840 shares and 3,725 shares held in trust for Mr. Carlson's son and daughter, respectively, as to all of which Mr. Carlson disclaims beneficial ownership. Also includes 18,000 shares issuable upon the exercise of outstanding options and 67,240 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment.

(9)
Includes 18,000 shares issuable upon the exercise of outstanding options and 46,900 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment.

(10)
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

(11)
Includes 3,227,826 shares reported as beneficially owned by Yorktown Partners LLC, of which 1,565,567 are issuable upon conversion of the Series B Preferred beneficially owned by Yorktown Partners LLC. Mr. Lawrence is a founder and an affiliate of Yorktown Partners LLC and disclaims beneficial ownership of these shares.

(12)
Includes 206,886 shares held by the Edwin Morgens and Linda Morgens 1993 Trust and 7,080 shares held by the Lauren W. Morgens 1999 Trust. Mr. Morgens disclaims beneficial ownership of these shares.

(13)
Includes 10,000 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment.

(14)
Includes 23,000 shares of restricted stock subject to vesting. Restricted stock vests 10% after the first year, 20% after the second year, 30% after the third year and 40% after the fourth year of continuous employment.

(15)
Includes 2,024,027 shares held directly by First Reserve Fund VII, Limited Partnership ("Fund VII"), and 3,233,529 shares held directly by First Reserve Fund VIII, LP. ("Fund VIII"). First Reserve Corporation is the general partner of First Reserve GP VII, L.P., which is the general partner of Fund VII, and First Reserve GP VIII, L.P., which is the general partner of Fund VIII, and as such reports shared voting and dispositive power over the shares. Fund VII and its general partner report shared voting and dispositive power over the shares held directly by Fund VII, and Fund VIII and its general partner report shared voting and dispositive power over the shares held directly by Fund VIII. Each fund and its general partner disclaim beneficial ownership of the shares beneficially owned by the other fund and its general partner. Also includes 8,190 shares held by John A. Hill, a stockholder and the Vice Chairman and Managing Director of First Reserve Corporation. The First Reserve entities disclaim beneficial ownership of the shares held by Mr. Hill. The address of the First Reserve entities is One Lafayette Place, Greenwich, CT 06830. First Reserve has informed the Company that no individual natural person holds voting and investment power of such shares.

(16)
The number of shares shown as beneficially owned by Lehman Brothers Holdings Inc. and Lehman Brothers Inc. consist of 3,675 shares of common stock owned by Lehman Brothers Inc. and the 4,935,818 shares of common stock issuable upon the conversion of the Series B Preferred owned by LB I Group Inc., a wholly-owned subsidiary of Lehman Brothers Holdings, Inc. Lehman Brothers Inc. is a registered broker-dealer and is wholly-owned, and the principal subsidiary of Lehman Brothers Holdings Inc. Lehman Brothers Inc. has informed the Company that no individual natural person holds voting and investment power over such shares.

(17)
Louis Dreyfus Corporation reports shared voting and dispositive power over the shares held directly by it with its parent, Louis Dreyfus Holding Company Inc., which reports shared voting and dispositive power over the shares with its parent, S.A. Louis Dreyfus et Cie. The address of S.A. Louis Dreyfus et Cie is 87 Avenue de la Grande Armee, 75782 Paris, France. The address of Louis Dreyfus Corporation and Louis Dreyfus Holding Company Inc. is Twenty Westport Road, P.O. Box 810, Wilton, CT 06897. Louis Dreyfus Corporation has informed the Company that the natural person who holds voting and investment power of such shares is the President of Louis Dreyfus Corporation, currently Peter B. Griffin (subject to approval by the board of directors of Louis Dreyfus Corporation in the event of any material transactions).

(18)
Yorktown Partners LLC, as investment manager to Yorktown Energy Partners III, L.P. as an agent through an irrevocable power of attorney, is deemed to beneficially own an aggregate of 3,227,826 shares of common stock, 1,565,567 of which are shares issuable upon conversion of the Series B Preferred. The address for Yorktown Partners LLC and Yorktown Energy Partners III, L.P. is 410 Park Avenue, New York, NY 10022. The natural person who holds voting and investment power over such shares is, to the Company's knowledge, Peter A. Leidel.

(19)
Includes 2,698,757 shares held directly by the Fleming US Discovery Fund III, L.P., of which 1,308,879 shares are issuable upon conversion of outstanding shares of our Series B Preferred, and 432,557 shares held directly by Fleming US Discovery Offshore Fund III, L.P., of which 209,767 shares are issuable upon conversion of outstanding shares of our Series B Preferred (collectively, the "Fleming Funds"). J.P. Morgan Chase & Co., investment advisor to the Fleming Funds, may be deemed to have beneficial ownership of the shares of our common stock held by the Fleming Funds. The address of J.P. Morgan Chase & Co. and the Fleming Funds is c/o J.P. Morgan Chase & Co., 1211 Avenue of the Americas, 38th Floor, New York, NY 10036. The natural persons who hold voting and investment power over such shares are, to the Company's knowledge, Robert L. Burr and Arthur A. Levy.

(20)
Of such 12,773,223 shares, (a) 266,500 represent shares issuable upon the exercise of outstanding options, (b) 513,140 represent shares of restricted stock subject to vesting, (c) 6,653,327 represent shares of our common stock that are issuable upon conversion of Series B Preferred, (d) 5,249,366 shares indicated as being owned by the First Reserve Funds, includes the 8,190 shares directly owned by Mr. Hill and deemed beneficially owned by Mr. Hill; these 8,190 shares owned by Mr. Hill are included only once in the aggregate number of shares held by all directors and executive officers as a group, (e) 3,227,826 shares indicated as being deemed beneficially owned by Yorktown Partners LLC and deemed beneficially owned by Mr. Lawrence, are included only once in the aggregate number of shares held by all directors and executive officers as a group, and (f) directors and executive officers disclaim beneficial ownership with respect to 8,722,859 shares.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2004.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	885,500	$4.48	1,688,815
Equity compensation plans not approved by security holders	—	—	—

Total	885,500	$4.48	1,688,815

(1)
This table includes the stock options outstanding under the 1997 Incentive Plan, the Company's only equity compensation plan as of June 30, 2004. There were no warrants and rights outstanding at June 30, 2004 under the Company's equity compensation plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 9, 2003, LB I Group Inc, an affiliate of Lehman Brothers Inc. ("Lehman"), a wholly-owned subsidiary of Lehman Brothers Holdings Inc., purchased from certain affiliates of First Reserve 32,095 shares of the Company's Series B Preferred Stock (the "Transaction"). In connection with the Transaction, the Company and LB I Group Inc. entered into a letter agreement, pursuant to which, the Company agreed, upon consummation of the Transaction and the fulfillment of certain other conditions, including the resignation of Mr. Guill, an affiliate of First Reserve, from the Company's Board of Directors, to take all necessary actions in order to cause one designee of LB I Group Inc., to be elected to the Company's Board of Directors. LB I Group Inc. is entitled to have one designee recommended by the Company to stand for election at each meeting of the Company's stockholders at which the election of directors is on the agenda, until such time as LB I Group Inc. no longer beneficially owns at least 5% of the Company's outstanding Common Stock on an as-converted basis. In connection with the consummation of the Transaction on October 9, 2003, Mr. Guill resigned from the Company's Board of Directors and the Board of Directors, by unanimous written consent, elected David J. Butters, the LB I Group Inc. designee, to the Board of Directors effective October 9, 2003. Mr. Butters was nominated by the Nominating and Corporate Governance Committee to stand for re-election at the Annual Meeting of Stockholders scheduled for May 6, 2004, and was elected to serve on the Board. Mr. Butters resigned as a Director effective July 1, 2004. LB I Group Inc. also became party to a registration rights agreement whereby it has the right to require the Company to register its shares under the Securities Act of 1933.

Effective December 31, 2002, Mr. Harold R. Logan, Jr. resigned as Executive Vice President and Chief Financial Officer of the Company. Effective January 1, 2003, Mr. Logan entered into a Consulting Agreement ("Agreement") with the Company pursuant to which Mr. Logan agreed to perform certain financial and banking consulting services for the Company for a period of two years ("Initial Term"), after which the Agreement is automatically renewed for additional terms of one (1) year each ("Renewal Term"), unless earlier terminated by either party upon written notice to the other party at least ninety (90) days prior to the end of the Initial Term or any Renewal Term. The Consulting Agreement provides annual compensation to Mr. Logan of $100,000 for the first year of services and $75,000 for the second year of services. Thereafter, compensation shall be as mutually agreed between Mr. Logan and the Company. Mr. Logan has agreed to continue as a member of the Company's Board of Directors and to serve as Chairman of the Finance Committee of the Board. Under the 1997 Incentive Plan, Mr. Logan continues to vest in his options awarded while an employee provided he continues as a consultant to the Company or is a member of the Board of Directors.

Mr. Logan is also a Director of Lion Oil Company, in which the Company owns an 18.04% ownership interest. The Company purchased $16,597,951 of refined petroleum products from and sold $8,354,111 of refined petroleum products to Lion Oil Company in the year ended June 30, 2004, all of which product purchases and sales were made at prices negotiated between the Company and Lion Oil Company or through independent brokers. The Company believes the prices paid by and to Lion Oil Company were comparable to prices that would have been paid by and to independent third parties.

During the 2004 fiscal year, the Company paid $210,585 to Arapahoe Development, Inc. ("Arapahoe"), owned by Cortlandt S. Dietler, Chairman of the Board of Directors and Chairman of the Company, for flights aboard an aircraft owned by Arapahoe. The Company believes that the prices paid for those flights were competitive with rates charged by other aircraft leasing companies for similar services.

Pursuant to certain agreements, partnerships managed by First Reserve, Yorktown Energy Partners III, L.P. and other venture capital funds managed by, and shares owned by, officers of Dillon, Read & Co. Inc., and Waterwagon & Co., nominee for Merrill Lynch Growth Fund for Investment and Retirement, have the right to require the Company to register their shares under the Securities Act of 1933.

The Company has agreed to take all action necessary to cause one Director designated by affiliates of First Reserve from time to time to be elected to the Company's Board of Directors so long as their ownership of the Company's Common Stock outstanding is at least 10%. The affiliates of First Reserve have designated John A. Hill as their nominee for Director. Previous to the Transaction between First Reserve and LB I Group Inc. described above, the affiliates of First Reserve had the right to designate two Directors.

During the 2004 fiscal year, the Company purchased $110,325,697 of refined petroleum products from and sold $55,894,127 of refined petroleum products to Louis Dreyfus Energy Services, an affiliate of Dreyfus, all of which purchases and sales were made at prices negotiated between the Company and the Dreyfus affiliate, or through independent brokers. The Company believes the prices paid by and to the Dreyfus affiliate were comparable to prices that would have been paid by and to independent third parties.

In October 1998, the Company purchased, among other things, certain terminaling properties from Louis Dreyfus Corporation pursuant to a stock purchase agreement. Dreyfus has paid to the Company approximately $1,500,000 since the closing of the transaction to October 1, 2004 as indemnification under the stock purchase agreement for certain environmental expenses, including approximately $396,000 since June 30, 2003. Also, pursuant to such stock purchase agreement, the Company agreed to take all action necessary to cause one Director designated by Dreyfus from time to time to be elected to the Company's Board of Directors as long as its ownership in the Company's Common Stock outstanding is at least 10%. Peter B. Griffin, who had been Dreyfus' designee to serve as a member of the Board of Directors, resigned from the Board of Directors, effective January 28, 2004. Subsequently, Dreyfus notified the Company that it has elected at this time not to exercise its contractual right to designate another person to serve on the Board of Directors and to stand for election at the Annual Meeting of Stockholders. Dreyfus has further agreed to provide the Company with at least thirty (30) days prior written notice of its intent to exercise such right in the future and identify the proposed designee in such notice. Pursuant to a registration rights agreement entered into between the Company and Dreyfus contemporaneously with the stock purchase agreement, Dreyfus and each entity at least eighty percent owned, directly or indirectly by S.A. Louis Dreyfus et Cie., has the right to require the Company to register their shares under the Securities Act of 1933.

In addition, pursuant to an antidilution agreement, if the Company issues Common Stock or certain securities convertible into Common Stock, Waterwagon & Co., nominee for Merrill Lynch Growth Fund for Investment and Retirement, has the right to purchase additional shares of Common Stock in order to maintain its percentage ownership of the Company's outstanding Common Stock. The purchase price of such shares will be based on the market price of the Common Stock at the time of the offering giving rise to the right of Waterwagon & Co. to purchase additional Common Stock. Under the antidilution agreement, the Company may be required to register such shares pursuant to a registration statement under the Securities Act of 1933.

All related party transactions are subject to review and oversight by the Company's Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

DISCLOSURE OF FEES PAID OR ACCRUED FOR KPMG LLP
DURING THE YEARS ENDED JUNE 30:

	2004	2003

Audit fees:
Audit fees and quarterly reviews	587,392	540,130
Comfort letter/Consents	53,525	138,094

	640,917	678,224
Audit-related fees:
Employee benefit plan	26,500	12,000
Tax fees	—	—
All other fees	—	—

Total fees	667,417	690,224

During fiscal year 2004, the Audit Committee, acting through its Chairman, engaged KPMG LLP to provide assistance with regard to the preparation and filing of the Company's registration statement on Form S-4 with respect to the Company's Senior Subordinated 9 1/8% Notes and the issuance of related comfort letters and consents and audit of the Company's employee benefit plan.

The fees related to the above-described audit related and non-audit services did not exceed 50% of the annual audit fee and such fees were reported to and approved by the full Audit Committee at its regularly scheduled meeting. The Audit Committee will annually evaluate the types of audit and non-audit services (permitted by law) which may be entered into with pre-approval authority granted by the Audit Committee, subject to certain limits, and will grant that authority, if appropriate, pursuant to a resolution of the Audit Committee.

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
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1	List of Subsidiaries.
23.1	Audit Report on Schedule and Consent of Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statement Schedule.

*
Identifies each management compensation plan or arrangement

(b)
Reports on Form 8-K:

    A Current Report on Form 8-K was filed on May 18, 2004 under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and furnished under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, reporting the Company's May 12, 2004 earnings press release for its third fiscal quarter ended March 31, 2004. (This page has been left blank intentionally.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMONTAIGNE INC.
By	/s/ DONALD H. ANDERSON Donald H. Anderson Chief Executive Officer

Date: October 28, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Facilities Sale Agreement by and among TransMontaigne Inc., TransMontaigne Pipeline Inc., TransMontaigne Terminaling Inc. and NORCO Pipeline Company, LLC and Buckeye Terminals, LLC dated July 31, 2001 (incorporated by reference to Exhibit 2.1 of TransMontaigne Inc.'s Current Report on Form 8-K filed on August 15, 2001).
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
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1	List of Subsidiaries.
23.1	Audit Report on Schedule and Consent of KPMG LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statement Schedule.

*
Identifies each management compensation plan or arrangement