Form 10-Q
period 2004-09-30
TRANSMONTAIGNE INC
filed 2004-11-09
CIK 755199

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

        As of October 25, 2004, there were 40,973,524 shares of the Registrant's Common Stock outstanding.

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

Part I. Financial information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Inc. as of and for the three months ended September 30, 2004, are included herein beginning on the following page. The accompanying interim unaudited consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2004, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 23, 2004.

TransMontaigne Inc. is a holding company with the following active wholly-owned subsidiaries during the three months ended September 30, 2004.

–>
TransMontaigne Product Services Inc. ("TPSI")

–>
TransMontaigne Transport Inc.

–>
Coastal Fuels Marketing, Inc.

–>
Coastal Tug and Barge, Inc.

We do not have any off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	September 30, 2004	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$13,102	$6,158
Restricted cash held by commodity broker	6,149	3,468
Trade accounts receivable, net	281,261	282,298
Inventories—discretionary volumes	243,392	236,710
Unrealized gains on derivative contracts	10,343	11,071
Deferred tax assets	11,862	11,862
Prepaid expenses and other	6,751	3,768

	572,860	555,335
Property, plant and equipment, net	358,498	362,265
Product linefill and tank bottom volumes	25,036	25,036
Unrealized gains on derivative contracts	288	—
Investments in petroleum related assets	10,131	10,131
Deferred debt issuance costs, net	9,367	10,383
Other assets, net	11,021	11,206

	$987,201	$974,356

LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Commodity margin loan	$5,685	$1,923
Working capital credit facility	132,000	110,000
Trade accounts payable	127,922	142,395
Unrealized losses on derivative contracts	44,327	33,689
Inventory due to others under exchange agreements	32,700	32,390
Excise taxes payable	66,871	93,702
Other accrued liabilities	25,120	19,414
Deferred revenue—supply chain management services	6,520	3,502

	441,145	437,015
Other liabilities:
Long-term debt	200,000	200,000
Deferred tax liabilities	33,147	30,424
Unrealized losses on derivative contracts	2,387	909

Total liabilities	676,679	668,348

Series B Redeemable Convertible Preferred stock	78,404	77,719

Common stockholders' equity:
Common stock	411	411
Capital in excess of par value	251,671	251,775
Deferred stock-based compensation	(3,317)	(4,129)
Accumulated deficit	(16,647)	(19,768)

	232,118	228,289

	$987,201	$974,356

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended September 30,
	2004	2003
Supply, distribution, and marketing:
Revenues	$3,004,592	$2,523,553
Cost of product sold and other direct costs and expenses	(2,980,436)	(2,510,999)

Net operating margins	24,156	12,554

Terminals, pipelines, and tugs and barges:
Revenue	26,472	27,181
Direct operating costs and expenses	(14,407)	(14,144)

Net operating margins	12,065	13,037

Total net operating margins	36,221	25,591

Costs and expenses:
Selling, general and administrative	(10,433)	(9,525)
Depreciation and amortization	(5,807)	(5,537)
Lower of cost or market write-downs on product linefill and tank bottom volumes	—	(32)
Loss on disposition of assets, net	(3,599)	—

Total costs and expenses	(19,839)	(15,094)

Operating income	16,382	10,497

Other income (expenses):
Dividend income	381	6
Interest income	39	28
Interest expense	(6,323)	(6,424)
Other financing costs:
Amortization of deferred debt issuance costs	(706)	(813)
Write-off of debt issuance costs	(3,392)	—

Total other expenses	(10,001)	(7,203)

Earnings before income taxes	6,381	3,294
Income tax expense	(2,553)	(1,318)

Net earnings	3,828	1,976
Earnings allocable to preferred stock	(1,109)	(691)

Net earnings attributable to common stockholders	$2,719	$1,285

Earnings per share:
Basic net earnings per common share	$0.07	$0.03
Diluted net earnings per common share	$0.07	$0.03
Weighted average common shares outstanding:
Basic	39,493	39,177
Diluted	51,276	39,758

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of preferred stock and common stockholders' equity
Year ended June 30, 2004 and three months ended September 30, 2004
(In thousands)

	Preferred stock
			Capital in excess of par value	Deferred stock-based compensation		Total common stockholders' equity
		Common stock			Accumulated deficit
	Series B

Balance at June 30, 2003	$79,329	$407	$249,339	$(3,943)	$(35,534)	$210,269
Common stock issued for options exercised	—	1	317	—	—	318
Common stock repurchased from employees for withholding taxes	—	(1)	(620)	—	—	(621)
Net tax effect arising from stock-based compensation	—	—	(103)	—	—	(103)
Forfeiture of restricted stock awards prior to vesting	—	(1)	(336)	337	—	—
Deferred compensation related to restricted stock awards	—	5	3,178	(3,183)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,660	—	2,660
Preferred stock dividends	—	—	—	—	(4,373)	(4,373)
Amortization of premium on Series B Redeemable Convertible Preferred stock	(1,610)	—	—	—	1,610	1,610
Net earnings	—	—	—	—	18,529	18,529

Balance at June 30, 2004	$77,719	$411	$251,775	$(4,129)	$(19,768)	$228,289
Common stock issued for options exercised	—	—	78	—	—	78
Forfeiture of restricted stock awards prior to vesting	—	—	(182)	182	—	—
Amortization of deferred stock-based compensation	—	—	—	630	—	630
Preferred stock dividends paid-in-kind	1,087	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(1,109)	(1,109)
Amortization of premium on Series B Redeemable Convertible Preferred stock	(402)	—	—	—	402	402
Net earnings	—	—	—	—	3,828	3,828

Balance at September 30, 2004	$78,404	$411	$251,671	$(3,317)	$(16,647)	$232,118

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended September 30,
	2004	2003

Cash flows from operating activities:
Net earnings	$3,828	$1,976
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization of deferred revenue	(1,048)	(1,212)
Depreciation and amortization	5,807	5,537
Deferred tax expense	2,723	1,314
Loss on disposition of assets, net	3,599	—
Amortization of deferred stock-based compensation	630	604
Amortization of deferred debt issuance costs	706	813
Write-off of debt issuance costs	3,392	—
Net change in unrealized (gains) losses on long-term derivative contracts	2,571	1,389
Lower of cost or market write-down on product linefill and tank bottom volumes	—	32
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,037	44,702
Inventories—discretionary volumes	(6,682)	(58,982)
Prepaid expenses and other	1,217	1,501
Trade accounts payable	(14,472)	25,341
Inventory due to others under exchange agreements	310	(18,624)
Unrealized (gains) losses on derivative contracts	14,051	(3,699)
Excise taxes payable and other accrued liabilities	(21,093)	(17,566)

Net cash used in operating activities	(3,424)	(16,874)

Cash flows from investing activities:
Additions to property, plant and equipment—expansion of facilities	(8,704)	(4,836)
Additions to property, plant and equipment—maintain existing facilities	(1,010)	(1,478)
Increase in restricted cash held by commodity broker	(2,681)	(2,047)
Decrease in other assets	5	942

Net cash used in investing activities	(12,390)	(7,419)

Cash flows from financing activities:
Net borrowings (repayments) of debt	22,000	20,000
Net borrowings (repayments) of commodity margin loan	3,762	(4,534)
Deferred debt issuance costs	(3,082)	(155)
Common stock issued for options exercised	78	123
Common stock repurchased from employees for withholding taxes	—	(73)
Preferred stock dividends paid in cash	—	(1,093)

Net cash provided by financing activities	22,758	14,268

Increase (decrease) in cash and cash equivalents	6,944	(10,025)
Cash and cash equivalents at beginning of period	6,158	27,969

Cash and cash equivalents at end of period	$13,102	$17,944

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Notes to consolidated financial statements (unaudited)
September 30, 2004 and June 30, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Use of Estimates

The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2004, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 23, 2004.

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying unaudited consolidated financial statements include the accounts of TransMontaigne Inc., a Delaware corporation ("TransMontaigne"), and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation, except for throughput fees, storage fees, pipeline transportation fees, tug and barge fees and other fees charged to our supply, distribution and marketing operations by our terminals, pipelines, and tugs and barges. The related inter-company revenues and costs offset within total net operating margins in the accompanying consolidated statement of operations.

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

(b) Nature of Business and Basis of Presentation

TransMontaigne based in Denver, Colorado, was formed in 1995 to create an independent refined petroleum products distribution and supply company. We are a holding company that conducts operations in the United States primarily in the Gulf Coast, Midwest, and East Coast regions. We provide integrated terminal, transportation, storage, supply, distribution, and marketing services to refiners, wholesalers, distributors, marketers, and industrial and commercial end-users of refined petroleum products. Our principal activities consist of (i) terminal, pipeline, and tug and barge operations, (ii) supply, distribution, and marketing, and (iii) supply chain management services.

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

Revenue from sales made pursuant to delivered fuel price management contracts is recognized when title to the product is transferred to the customer, which generally occurs upon delivery of the product to the customer's proprietary fleet refueling location. Revenue from sales made pursuant to retail price management contracts is recognized when title to the product is transferred to the customer, which generally occurs upon lifting of the product by the customer at the retail gasoline station. Revenue from logistical supply chain management services fees is recognized on a straight-line basis over the term of the contract.

(f) Accounting for Risk Management Activities

We enter into risk management contracts, principally NYMEX futures contracts, to manage our exposure to changes in commodity prices. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories—discretionary volumes held for immediate sale or exchange, open positions in derivative contracts, and open positions in risk management contracts. We enter into risk management contracts that offset the changes in the values of our inventories—discretionary volumes held for immediate sale or exchange and derivative contracts. At September 30, 2004 and June 30, 2004, our open positions in risk management contracts were NYMEX futures contracts (purchases and sales).

(g) Accounting for Derivative Contracts

Our contract sales, bulk sales, delivered fuel price management, retail price management and risk management contracts qualify as derivative instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. All derivative contracts are required to be reported as assets and liabilities at fair value in the accompanying consolidated balance sheet in accordance with SFAS No. 133. The fair value of our derivative contracts is included in "Unrealized gains or losses on derivative contracts" in the accompanying consolidated balance sheet. At September 30, 2004 and June 30, 2004, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts. Changes in the fair value of our derivative contracts are included in net operating margins attributable to our supply, distribution and marketing operations.

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

(h) Presentation of Revenues from Energy-Related and Risk Management Activities

We present revenue from our rack spot sales, contract sales, bulk sales, and delivered fuel price management contracts on a gross basis in the accompanying consolidated statement of operations because our obligations under these arrangements are settled via transfer of title and risk of loss of the product to the customer. Revenue from our retail price management contracts and risk management contracts are presented on a net basis (i.e., product costs are required to be netted directly against gross revenues to arrive at net revenues) in the accompanying consolidated statement of operations because our obligations under these arrangements are settled on a net cash basis. The logistical supply chain management services fees do not involve the sale of inventory and, therefore, only the service fee is presented in the accompanying consolidated statement of operations.

(i) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost). Inventories—discretionary volumes are as follows (in thousands):

	September 30, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$40,395	820	$55,298	1,304
Volumes held for base operations	202,997	4,050	181,412	4,050

Inventories—discretionary volumes	$243,392	4,870	$236,710	5,354

At September 30, 2004 and June 30, 2004, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $4.4 million and $2.3 million, respectively. At September 30, 2004 and June 30, 2004, the market value of our volumes held for base operations exceeded their cost basis by approximately $19.8 million and $1.4 million, respectively.

(j) Inventory Due to Other Under Exchange Agreements

We enter into exchange agreements with major oil companies. Exchange agreements generally are fixed term agreements that involve our receipt of a specified volume of product at one location in exchange for delivery by us of product at a different location. At September 30, 2004 and June 30, 2004, current liabilities include inventory due to others under exchange agreements of approximately 0.6 million barrels and 0.7 million barrels, respectively, with a fair value of approximately $32.7 million and $32.4 million, respectively. The amount recorded represents the fair value of inventory due to others under exchange agreements at the balance sheet date.

(k) Accounting for Product Linefill and Tank Bottom Volumes

Our product linefill and tank bottom volumes are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange these inventories in the ordinary course of business and, therefore, we do not hedge the market risks associated with these volumes.

At September 30, 2004 and June 30, 2004, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost (weighted average) or market (replacement cost). The replacement cost of our product linefill and tank bottom volumes is based on the nearest quoted wholesale market price. At September 30, 2004 and June 30, 2004, we have approximately 950,000 barrels of product reflecting tank bottoms and linefill in our propriety terminal connections with an adjusted cost basis of approximately $25.0 million. At September 30, 2004 and June 30, 2004, the market value of our product linefill and tank bottom volumes exceeded their cost basis by approximately $27.6 million and $17.9 million, respectively. During the three months ended September 30, 2004 and 2003, we recognized impairment losses of approximately $nil and $32,000, respectively, due to lower of cost or market write-downs on certain of our product linefill and tank bottom volumes.

(l) Cash and Cash Equivalents

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(m) Deferred Debt Issuance Costs

Deferred debt issuance costs are as follows (in thousands):

	June 30, 2004	Additions	Amortization	Write-off of debt issuance costs	September 30, 2004

Former working capital credit facility	$3,769	$—	$(377)	$(3,392)	$—
Senior secured working capital credit facility	50	3,082	(51)	—	3,081
Senior subordinated notes	6,564	—	(278)	—	6,286

	$10,383	$3,082	$(706)	$(3,392)	$9,367

(n) Environmental Obligations

At September 30, 2004 and June 30, 2004, we have accrued environmental reserves of approximately $5.4 million and $5.3 million, respectively, representing our best estimate of our remediation obligations (see Note 7 of Notes to consolidated financial statements). During the three months ended September 30, 2004 and 2003, we made payments of approximately $0.1 million and $0.1 million, respectively, towards our environmental remediation obligations. During the three months ended September 30, 2004, we charged to income approximately $0.2 million to increase our estimate of our future environmental remediation obligations. During the three months ended September 30, 2003, we did not revise our estimate of our future environmental remediation obligations. During the three months ended September 30, 2004 and 2003, we received insurance recoveries of approximately $0.8 million and $0.8 million, respectively, which are recorded as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations.

(o) Equity-Based Compensation Plans

We account for our employee stock option plans and restricted stock awards using the intrinsic value method pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. We recognize deferred compensation on the date of grant if the quoted market price of the underlying common stock exceeds the exercise price (zero exercise price in the case of an award of restricted common stock). Accordingly, no compensation cost has been recognized for the granting of stock options to employees because the exercise price was equal to the quoted market price of the underlying common stock on the date of grant. If compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans pursuant to SFAS No. 123,

Accounting for Stock-Based Compensation, our net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

	Three months ended September 30,
	2004	2003

Net earnings attributable to common stockholders:
As reported	$2,719	$1,285
Amortization of the fair value of stock options granted to employees	(26)	(62)

Pro forma	$2,693	$1,223

Earnings per common share:
As reported
Basic	$0.07	$0.03
Diluted	$0.07	$0.03
Pro forma
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

There were no options granted during the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003. The weighted average fair value at grant dates for options granted during the years ended June 30, 2002 and 2001 was $3.08 and $2.12, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 2002 and 2001 were as follows: no dividend yield, expected volatility of 79% and 61%, risk-free rates of 4.49% and 4.95%, and expected lives of 4 years and 5 years, respectively.

Deferred compensation is amortized to income over the related vesting period on an accelerated basis pursuant to FASB Interpretation No. 28.

(p) Earnings (Loss) Per Common Share

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

In the event dividends are declared on our common stock in excess of the dividends declared on the Series B Redeemable Convertible Preferred stock, the Series B Redeemable Convertible Preferred stock will participate as if the Series B Redeemable Convertible Preferred stock was converted into common stock. Accordingly, the Series B Redeemable Convertible Preferred stock has been determined to be a "participating" security for purposes of computing earnings per share.

(q) Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period's presentation. Net earnings and stockholders' equity have not been affected by these reclassifications.

(2) DISPOSITION OF ASSETS

Loss on disposition of assets, net for the three months ended September 30, 2004, consists of an approximately $3.6 million loss on the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net consists of the following (in thousands):

	September 30, 2004	June 30, 2004

Trade accounts receivable	$281,852	$282,889
Less allowance for doubtful accounts	(591)	(591)

	$281,261	$282,298

During the three months ended September 30, 2004 and 2003, we increased the allowance for doubtful accounts through a charge to income of approximately $nil and $0.1 million, respectively.

(4) UNREALIZED GAINS AND LOSSES ON DERIVATIVE CONTRACTS

Unrealized gains and losses on derivative contracts are as follows (in thousands):

	September 30, 2004	June 30, 2004

Unrealized gains—current	$10,343	$11,071
Unrealized gains—long-term	288	—

Unrealized gains—asset	10,631	11,071

Unrealized losses—current	(44,327)	(33,689)
Unrealized losses—long-term	(2,387)	(909)

Unrealized losses—liability	(46,714)	(34,598)

Net asset (liability) position	$(36,083)	$(23,527)

At September 30, 2004 and June 30, 2004, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	September 30, 2004	June 30, 2004

Land	$41,686	$42,886
Terminals, pipelines and equipment	370,795	378,258
Technology and equipment	14,621	14,586
Tugs and barges	21,709	18,790
Furniture, fixtures and equipment	6,747	6,747
Construction in progress	7,835	2,561

	463,393	463,828
Less accumulated depreciation	(104,895)	(101,563)

	$358,498	$362,265

(6) OTHER ASSETS

Other assets are as follows (in thousands):

	September 30, 2004	June 30, 2004

Prepaid transportation	$806	$862
Goodwill	6,853	6,853
Acquired intangible, net of accumulated amortization of $792 and $667, respectively	1,708	1,833
Commodity trading membership	1,500	1,500
Deposits and other assets	154	158

	$11,021	$11,206

Prepaid transportation relates to our contractual transportation and deficiency agreements with three interstate product pipelines (see Note 13 of Notes to consolidated financial statements).

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable assets acquired related to our November 1997 acquisition of the ITAPCO terminals. Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended June 30.

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Commodity trading membership represents the purchase price we paid to acquire two seats on the NYMEX.

(7) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	September 30, 2004	June 30, 2004

Accrued environmental obligations	$5,368	$5,278
Accrued lease abandonment	2,335	2,468
Accrued indemnities—NORCO	1,300	1,300
Accrued transportation and deficiency obligations	871	921
Accrued property taxes	2,691	2,013
Dividend payable—preferred stock	1,109	1,093
Accrued interest payable	6,223	1,903
Accrued expenses and other	5,223	4,438

	$25,120	$19,414

Accrued Lease Abandonment.    We vacated our office space in Denver, Colorado during June 2003 and we vacated our excess space in Atlanta, Georgia during October 2002. In connection with our acquisition of the Coastal Fuels assets during February 2003, we vacated a sales office in Coral Gables, Florida. The accrual for the abandonment of the office leases represents the excess of the remaining lease payments subsequent to vacancy of the space by us over the estimated sublease rentals to be received based on current market conditions. At September 30, 2004 and June 30, 2004, the accrued liability for lease abandonment costs was approximately $2.3 million and $2.5 million, respectively.

(in thousands)	Accrued liability at June 30, 2004	Change in estimate charged to expense	Amounts paid during the period	Accrued liability at September 30, 2004

Accrued lease abandonment	$2,468	$99	$(232)	$2,335

We expect to pay the accrued liability of approximately $2.3 million, net of estimated sublease rentals, as follows (in thousands):

Years ending June 30:	Lease payments	Estimated sublease rentals	Accrued liability

2005 (Remainder of the year)	$1,016	$(277)	$739
2006	1,108	(513)	595
2007	928	(457)	471
2008	370	(195)	175
2009	378	(201)	177
2010	385	(207)	178

	$4,185	$(1,850)	$2,335

(8) DEFERRED REVENUE—SUPPLY CHAIN MANAGEMENT SERVICES

We enter into price management contracts with ground fleet customers and jobbers that permit them to fix the price of their fuel purchases. During the three months ended September 30, 2004 and 2003, we originated retail and delivered fuel price management contracts with an estimated fair value of approximately $4.1 million and $0.2 million, respectively, representing the excess of the amounts we expect to receive from the ground fleet customers and jobbers over our estimate of the forward price curve of the underlying commodity adjusted for location differentials. We have deferred the estimated fair value of these contracts at origination because our estimate of the fair value is not evidenced by quoted market prices or current market transactions for the contracts in their entirety. We amortize the deferred revenue into net revenues attributable to our supply, distribution, and marketing operations over the respective terms of the contracts as the products are delivered. During the three months ended September 30, 2004 and 2003, we recognized approximately $1.0 million and $1.2 million, respectively, in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts.

(in thousands)	Deferred revenue at June 30, 2004	Additions during the period	Amounts Deferred during the period	Deferred revenue at September 30, 2004

Retail price management contracts	$1,332	$56	$(693)	$695
Delivered fuel price management contracts	2,170	4,010	(355)	5,825

	$3,502	$4,066	$(1,048)	$6,520

(9) DEBT

Debt is as follows (in thousands):

	September 30, 2004	June 30, 2004

Commodity margin loan	$5,685	$1,923
Senior secured working capital credit facility	132,000	—
Former credit facility	—	110,000
Senior subordinated notes	200,000	200,000

	337,685	311,923
Less debt classified as current	(137,685)	(111,923)

Long-term debt	$200,000	$200,000

Commodity Margin Loan.    We currently have a commodity margin loan agreement with our commodity broker that allows us to borrow up to $20 million to fund certain initial and variation margin requirements in commodities accounts maintained by us with our commodity broker. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury Bill rate plus 1.75% (3.46% at September 30, 2004).

Former Credit Facility.    On February 28, 2003, we executed a Credit Agreement with UBS AG that initially provided for a $250 million revolving line of credit ("Former Credit Facility") and a $200 million senior secured term loan ("Term Loan"). The Former Credit Facility provided for a maximum borrowing line of credit that was the lesser of (i) $275 million and (ii) the borrowing base. The maximum borrowing amount was reduced by the amount of letters of credit that were outstanding. On September 13, 2004, we repaid all outstanding borrowings under the Former Credit Facility with the proceeds from the initial borrowings under our new Senior Secured Working Capital Credit Facility and the Former Credit Facility was cancelled.

Senior Secured Working Capital Credit Facility.    The Senior Secured Working Capital Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) the borrowing base ($320 million at September 30, 2004), which is a function, among other things, of our cash, accounts receivable, refined petroleum product inventory, exchanges, margin deposits and open positions of derivative contracts. The borrowing base also is subject to reduction for certain adjustments and, until certain fixed assets satisfying the requirements of the Senior Secured Working Capital Credit Facility have been granted as security for our obligations, the borrowing base will be subject to a further reduction of $50 million. In addition, outstanding letters of credit ($29 million at September 30, 2004) are counted against the maximum borrowing capacity available at any time. Borrowings under the Senior Secured Working Capital Credit Facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the average excess borrowing base availability (as defined). Interest on loans under the Senior Secured Working Capital Credit Facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally each one, two or three months. The weighted average interest rate on borrowings under the Senior Secured Working Capital Credit Facility was 4.3% during the three months ended September 30, 2004. In addition, we will pay a commitment fee ranging from 0.25% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the Senior Secured Working Capital Credit Facility are secured by our cash, accounts receivable, refined petroleum product inventory and, upon the satisfaction of certain conditions, a portion of our real estate and fixed assets, among other things. The only financial covenant contained in the new Senior Secured Working Capital Credit Facility is a minimum fixed charge coverage ratio test that is computed on a quarterly basis and becomes applicable whenever the average minimum unused credit line falls below $75 million for the last month of any quarter. In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, September 13, 2009.

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

Scheduled maturities of debt at September 30, 2004 are as follows (in thousands):

Years ending June 30:

2005	$5,685
2006	—
2007	—
2008	—
2009	—
Thereafter	332,000

$337,685

(10) PREFERRED STOCK

At September 30, 2004 and June 30, 2004, we have authorized the issuance of up to 2,000,000 shares of preferred stock. Preferred stock is as follows (in thousands, except share data):

	September 30, 2004	June 30, 2004

Series B Redeemable Convertible Preferred stock, par value $0.01 per share, 100,000 shares authorized, 73,977 and 72,890 shares issued and outstanding, liquidation preference of $73,977 and $72,890	$78,404	$77,719

At September 30, 2004 and June 30, 2004, there are 73,977 and 72,890 shares, respectively, of Series B Redeemable Convertible Preferred Stock outstanding. During the three months ended September 30, 2004, 1,087 shares were issued in lieu of a cash dividend related to the three months ended June 30, 2004. The Series B Redeemable Convertible Preferred Stock has a liquidation value of $1,000 per share, bears dividends at the rate of 6% per annum of the liquidation value, and is mandatorily redeemable between June 30, 2007 and December 31, 2007 for shares of common stock and/or cash at our option, subject to limitations on the total number of shares of common stock permitted to be used in the exchange and issued to any stockholder. Dividends are cumulative and payable quarterly. The dividends are payable in cash, unless precluded by contract or the Senior Secured Working Capital Credit Facility, in which case dividends are payable in additional shares of Series B Redeemable Convertible Preferred Stock. The Series B Redeemable Convertible Preferred Stock may be put to us, at the option of the holder, for cash equal to the greater of its liquidation value or conversion value upon the future occurrence of a fundamental change (including those relating to sale of substantially all of the assets, delisting of our common stock from a national exchange, change in control, bankruptcy filing, and an event of default that accelerates the repayment of our debt). We may call the outstanding shares of Series B Redeemable Convertible Preferred Stock after June 30, 2005 if certain specified conditions are met. The Series B Redeemable Convertible Preferred Stock is convertible, at the option of the holder, into common stock at $6.60 per share, subject to adjustment upon the occurrence of specified future events. The holders of the Series B Redeemable Convertible Preferred Stock have the right to vote on all matters (except the election of directors) with the holders of the common stock (voting collectively as a single class).

Preferred stock dividends on the Series B Redeemable Convertible Preferred Stock were $0.7 million for each of the three months ended September 30, 2004 and 2003. The amount of the Series B Redeemable Convertible Preferred Stock dividend recognized for financial reporting purposes for each of the three months ended September 30, 2004 and 2003, is composed of the amount of the dividend payable and paid to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million.

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

(11) COMMON STOCK

At September 30, 2004 and June 30, 2004, we were authorized to issue up to 150,000,000 shares of common stock with a par value of $0.01 per share. At September 30, 2004 and June 30, 2004, there were 41,098,844 shares and 41,114,494 shares issued and outstanding, respectively. Our Senior Secured Working Capital Credit Facility, Senior Subordinated Notes and the certificate of designations of our Series B Redeemable Convertible Preferred Stock contain restrictions on the payment of dividends on our common stock.

We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the applicable vesting dates. The market value of shares awarded under the plan is recorded in common stockholders' equity as deferred stock-based compensation. Information about restricted common stock activity for the three months ended September 30, 2004, and the year ended June 30, 2004 is as follows:

	Total shares	Vested shares	Unvested shares

Outstanding at June 30, 2003	1,814,699	298,520	1,516,179
Granted	536,000	—	536,000
Cancelled	(71,095)	—	(71,095)
Repurchased	(101,601)	(101,601)	—
Vested	—	356,876	(356,876)

Outstanding at June 30, 2004	2,178,003	553,795	1,624,208
Cancelled	(34,250)	—	(34,250)

Outstanding at September 30, 2004	2,143,753	553,795	1,589,958

Amortization of deferred compensation of approximately $0.6 million and $0.6 million is included in selling, general and administrative expense for the three months ended September 30, 2004 and 2003, respectively.

(12) STOCK OPTIONS

Information about stock option activity for the three months ended September 30, 2004 and the year ended June 30, 2004, is as follows:

	1997 Plan
	Shares	Weighted average exercise price

Outstanding at June 30, 2003	1,004,500	$4.51
Cancelled	(53,500)	4.73
Exercised	(65,500)	4.85

Outstanding at June 30, 2004	885,500	4.48
Cancelled	—	—
Exercised	(18,600)	4.19

Outstanding at September 30, 2004	866,900	$4.48

Exercisable at September 30, 2004	589,400	$4.71

Information about stock options outstanding at September 30, 2004, is as follows:

				Options exercisable
	Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices	Number exercisable	Weighted average exercise prices

1997 Plan	$3.75 - 7.25	854,400	6.3	$4.37	576,900	$4.55
	$11.00 - 13.50	11,500	4.3	$11.65	11,500	$11.65
	$17.25	1,000	2.9	$17.25	1,000	$17.25

		866,900			589,400

(13) COMMITMENTS AND CONTINGENCIES

Transportation and Deficiency Agreements.    In connection with our sale of two product distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to approximately $0.7 million per year for a five-year period through June 30, 2006. At June 30, 2004, we recognized an accrued liability of approximately $0.4 million representing our estimate of the future amounts we expect to pay for the shortfall in volumes for the remainder of the term of the agreement. During the three months ended September 30, 2004, we paid approximately $50,000 as settlement for our shortfall in volumes for the year ended June 30, 2004.

We also are subject to three transportation and deficiency agreements ("T&D's") with three separate interstate pipeline companies. At September 30, 2004 and June 30, 2004, we recognized an accrued liability of approximately $0.5 million and $0.5 million, respectively, representing our estimate of the future amounts we expect to pay for our estimated shortfall in volumes for the remainder of the term of the agreements.

At September 30, 2004 and June 30, 2004, we included approximately $0.8 million and $0.9 million, respectively, of prepaid transportation in other assets since we have a contractual right, after the end of the term of the T&D agreements, to apply the amounts to charges for using the interstate pipeline in the future (see Note 6 of Notes to consolidated financial statements). During the three months ended September 30, 2004, we applied approximately $56,000 of our prepaid transportation to charges for using the interstate pipelines during the period.

(in thousands)	June 30, 2004	Payments during the period	Amounts applied during the period	Change in estimate during the period	September 30, 2004

Other assets—prepaid transportation	$862	$—	$(56)	$—	$806

Accrued liability—T&D obligations	$(921)	$50	$—	$—	$(871)

Operating Leases.    At September 30, 2004, future minimum lease payments under our non-cancelable operating leases are as follows (in thousands):

Years ending June 30:	Office space	Vessel Charters	Terminal and pipeline capacity	Property and equipment

2005 (Remainder of the year)	$981	$4,845	$2,830	$215
2006	1,530	—	2,133	199
2007	1,576	—	1,511	126
2008	1,535	—	1,082	56
2009	1,516	—	117	—
Thereafter	3,963	—	88	—

	$11,101	$4,845	$7,761	$596

Rental expense under operating leases is as follows (in thousands):

	Three months ended September 30,
	2004	2003

Office space	$359	$387
Vessel charters	3,133	6,611
Terminal and pipeline capacity	1,334	1,519
Property and equipment	135	143

	$4,961	$8,660

(14) EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted weighted average shares (in thousands):

	Three months ended September 30,
	2004	2003

Basic weighted average shares	39,493	39,177
Effect of dilutive securities:
Restricted common stock subject to continuing vesting requirements	312	324
Stock options	262	257
Series B Redeemable Convertible Preferred stock	11,209	—

Diluted weighted average shares	51,276	39,758

We exclude potentially dilutive securities from our computation of diluted earnings per share when their effect would be anti-dilutive. The following securities were excluded from the dilutive earnings per share computation for the three months ended September 30, 2004, as their inclusion would have been anti-dilutive (in thousands):

September 30, 2004

Common stock issuable upon exercise of stock options	63

For the three months ended September 30, 2004, these stock options had a weighted average exercise price of $8.22 per share.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,
	2004	2003

Terminals, pipelines, and tugs and barges:
Historical facilities	$8,821	$9,897
Coastal Fuels assets	3,244	3,140

Adjusted net operating margins	12,065	13,037

Supply, distribution and marketing:
Light oils:
Rack spot margins	1,916	1,882
Contract margins	2,749	1,345
Inventory roll benefit (cost)	883	(719)
Bulk activities and other (deficiencies) margins	(5,509)	3,184
Heavy oils—contract margins	2,570	1,440
Supply chain management services margins	3,040	2,351
Trading activities, net	(1,003)	2,131

Adjusted net operating margins	4,646	11,614

Total adjusted net operating margins	$16,711	$24,651

Reconciliation to Earnings Before Income Taxes:
Adjusted net operating margins	$16,711	$24,651
Inventory adjustments:
Gains recognized on beginning inventories—discretionary volumes	2,330	5,855
Gains deferred on ending inventories—discretionary volumes	(4,405)	(3,067)
Increase in FIFO cost basis of base operating inventory volumes	21,585	214
Lower of cost or market write-down on base operating inventory volumes	—	(2,062)
Other Items:
Selling, general and administrative expenses	(10,433)	(9,525)
Depreciation and amortization	(5,807)	(5,537)
Lower of cost or market write-downs on base operating inventory volumes	—	(32)
Loss on disposition of assets, net	(3,599)	—

Operating income	16,382	10,497
Other expense, net	(10,001)	(7,203)

Earnings before income taxes	$6,381	$3,294

Supplemental information regarding our revenues for our business segments is summarized below (in thousands):

	Three months ended September 30,
	2004	2003

Terminals, pipelines, and tugs and barges:
Revenues from external customers	$11,181	$12,405
Inter-segment revenues	15,291	14,776

Total revenues	$26,472	$27,181

Supply, distribution and marketing:
Revenues from external customers	$3,004,592	$2,523,553
Inter-segment revenues	—	—

Total revenues	$3,004,592	$2,523,553

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2004, included in our Annual Report on Form 10-K filed on September 23, 2004 (see Note 1 of Notes to the consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; fair value of inventories—discretionary volumes held for immediate sale or exchange (used to evaluate the financial performance of our business segments); fair value of derivative contracts; accrued lease abandonment costs; accrued transportation and deficiency obligations; and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2004

On September 13, 2004, we entered into a new $400 million Senior Secured Working Capital Credit Facility among TransMontaigne, Wachovia Bank, National Association, as Agent, a syndicate of seventeen banks and other institutional lenders, JPMorgan Chase Bank and UBS AG Stamford Branch, as Syndication Agents, and Société Générale, New York Branch, and Wells Fargo Foothill, LLC, as Documentation Agents. Our operating subsidiaries have guaranteed our obligations under the Senior Secured Working Capital Credit Facility. The Senior Secured Working Capital Credit Facility replaces our $275 million Former Credit Facility.

The Senior Secured Working Capital Credit Facility matures on September 13, 2009. The Senior Secured Working Capital Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) the borrowing base, which is a function, among other things, of our cash, accounts receivable, refined petroleum product inventory, exchanges, margin deposits and open positions of derivative contracts. The borrowing base also is subject to reduction for certain adjustments and, until certain fixed assets satisfying the requirements of the Senior Secured Working Capital Credit Facility have been granted as security for our obligations, the borrowing base will be subject to a further reduction of $50 million. In addition, outstanding letters of credit are counted against the maximum borrowing capacity available at any time.

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

SUBSEQUENT EVENTS

On November 4, 2004, we executed a long-term, 7-year, product supply agreement with Morgan Stanley Capital Group Inc. ("MSCG"). Under the terms of the product supply agreement, MSCG will be our exclusive supplier of gasoline and distillate to our existing marketing and distribution business at terminals connected to the Colonial and Plantation Pipelines and our Florida waterborne terminals at market-based rates.

The product supply agreement with MSCG will enable us to substantially reduce our in transit product inventory volumes. We will accept title and risk of loss to the products from MSCG upon discharge of the products from the delivering pipelines and vessels into our tank storage capacity at the respective terminals. MSCG will begin supplying certain of our terminals during January 2005 with complete implementation expected during February 2005.

Conditions precedent to the closing of the product supply agreement include, among others, the execution and delivery of certain terminal servicing agreements, certain financial assurances, a warrant and registration rights agreement, and approval by our board of directors. The product supply agreement expires on December 31, 2011, subject to provisions for early termination.

RESULTS OF OPERATIONS—MARKET CONDITIONS

Prices for refined petroleum products increased during the three months ended September 30, 2004, resulting in higher per unit revenues from the sales of refined petroleum products. Prices for unleaded gasoline in the bulk market increased from approximately $1.14 per gallon to in excess of $1.30 per gallon. Prices for distillates in the bulk market increased from approximately $1.00 per gallon to in excess of $1.38 per gallon. The increase in commodity prices resulted in us distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the quarter ended September 30, 2004, resulting in lower inventory volumes available for rack spot sales. We were unable to maintain and hold larger inventory volumes due to an under-sized commitment under our former Working Capital Credit Facility. Our former Working Capital Credit Facility had a maximum committed amount of $275 million. On September 13, 2004, we repaid all outstanding borrowings under our former Working Capital Credit Facility with proceeds from our new $400 million Senior Secured Working Capital Credit Facility.

We believe that the combination of a backwardated futures markets (i.e., future prices lower than current prices) and favorable refinery crack spreads encourages refiners to maximize production and quickly sell their refined products in the bulk markets. The availability of supply of refined products in the bulk markets resulted in limited opportunities to exploit basis differentials in the bulk markets. However, the unfavorable market conditions in the bulk markets were offset by the favorable margin opportunities realized on rack spot sales and contract sales at the wholesale delivery locations (i.e., terminal truck racks).

We believe that the continued uncertainties of crude oil supply caused in part by the Iraq war and the participation of hedge funds in the futures markets resulted in a decrease in the historical correlation between the cash market and the futures market (i.e., the physical cash markets appear to be driven by supply and demand, whereas, the futures markets appear to be driven by geopolitical events and expectations). The decrease in the correlation between the cash market and the futures market results in an increase in the cost of managing the commodity price risk associated with our discretionary inventories held for immediate sale or exchange. As a result, we currently maintain and hold fewer barrels of discretionary inventories for immediate sale or exchange to minimize our exposure to the cost of managing the commodity price risk on these volumes.

RESULTS OF OPERATIONS—BUSINESS SEGMENTS

Under SFAS No. 131, we are required to report measures of profit and loss that are used by our chief operating decision maker (our Chief Executive Officer or CEO) in assessing the financial performance of our reportable segments. Our CEO assesses the financial performance of each of our reportable segments using a financial performance measure, which we refer to as "adjusted net operating margins."

Terminals, pipelines, tugs and barges—adjusted net operating margins

Our adjusted net operating margins for the terminal, pipelines, tugs and barges segment are identical to the net operating margins for such segment described below under "Results of Operations—Historical Financial Statements." Selected quarterly adjusted net operating margins for the terminal, pipelines, tugs and barges segment for the three months ended September 30, 2004 and 2003, are summarized below (in thousands):

	Three months ended September 30,
	2004	2003

Terminals, pipelines, and tugs and barges:
Historical facilities	$8,821	$9,897
Coastal Fuels assets	3,244	3,140

	$12,065	$13,037

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

Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for the three months ended September 30, 2004 and 2003, are summarized below (in thousands):

	Three months ended September 30,
	2004	2003

Supply, distribution and marketing:
Light oils:
Rack spot margins	$1,916	$1,882
Contract margins	2,749	1,345
Inventory roll benefit (cost)	883	(719)
Bulk activities and other (deficiencies) margins	(5,509)	3,184
Heavy oils—contract margins	2,570	1,440
Supply chain management services margins	3,040	2,351
Trading activities, net	(1,003)	2,131

Adjusted net operating margins	$4,646	$11,614

Rack spot margins were $1.9 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively, on volumes of approximately 50,000 and 142,000 barrels per day, respectively. Contract sales margins were approximately $2.7 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, on volumes of approximately 215,000 and 178,000 barrels per day, respectively. For the three months ended September 30, 2004, the adjusted net operating margins from our rack spot sales and contract sales improved over the comparable period in 2003, due principally to favorable per unit margins. Per unit margins from rack spot sales and contract sales generally are more favorable during periods of expected future declining prices as major oil companies prefer to dispose of their refined product inventories in the bulk market as opposed to shipping the inventories to interior wholesale delivery markets due to the length of in transit shipping times.

The inventory roll benefit (cost) represents the increase (decrease) in the value of our discretionary volumes held for immediate sale or exchange from carrying inventory to future periods in a rising (declining) forward price environment. During each of the months in the three months ended September 30, 2004, the forward price curve indicated that the prices in the prompt month were in excess of the prices in the current month resulting in an inventory roll benefit for both gasoline and distillate.

The adjusted net operating margins (deficiencies) from our bulk activities and other decreased to approximately $(5.5) million in the three months ended September 30, 2004 from approximately $3.2 million during the same period in 2003 due principally to (i) limited opportunities to harvest basis differentials in the bulk markets due to fewer independent merchants engaged in energy trading activities, (ii) limited supply disruptions from refinery outages during the quarter ended September 30, 2004, and (iii) a decrease in the correlation between the cash and futures markets during the quarter ended September 30, 2004.

The Coastal Fuels assets contributed heavy oil margins of approximately $2.6 million and $1.4 million during the three months ended September 30, 2004 and 2003, respectively. The increase in heavy oil margins is due principally to improved unit margins during 2004 as compared to 2003.

For the three months ended September 30, 2004 and 2003, the adjusted net operating margins from our supply chain management services were approximately $3.0 million and $2.4 million, respectively, on volumes of approximately 31,000 and 23,000 barrels per day, respectively. The increase of approximately $0.6 million was due principally to additional volumes delivered to our existing customer base.

The adjusted net operating margins from our trading activities were negatively impacted by unfavorable crack spreads between crude oil and distillates during the quarter ended September 30, 2004.

	Three months ended September 30,
	2004	2003

Reconciliation to net operating margins:
Adjusted net operating margins	$4,646	$11,614
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	2,330	5,855
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(4,405)	(3,067)
Increase in FIFO cost basis of base operating inventory volumes	21,585	214
Lower of cost or market write-downs on base operating volumes	—	(2,062)

Net operating margins—Historical financial statements	$24,156	$12,554

During June 2004, we experienced increases in certain commodity prices and locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at June 30, 2004 exceeding their cost basis by approximately $2.3 million. The "Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange" represents the net operating margins recognized on the subsequent sale of those inventories to customers during the three months ended September 30, 2004. During September 2004, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at September 30, 2004 exceeding their cost basis by approximately $4.4 million.

During the three months ended September 30, 2004, we increased the carrying amount of our base operating inventory volumes by approximately $21.6 million due to higher commodity prices during September 2004 as compared to June 2004.

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,
	2004	2003

Net operating margins (1):
Supply, distribution, and marketing	$24,156	$12,554
Terminals, pipelines, tugs and barges	$12,065	$13,037
Operating income	$16,382	$10,497
Earnings before income taxes	$6,381	$3,294
Net earnings	$3,828	$1,976
Net cash (used in) operating activities	$(3,424)	$(16,874)
Net cash (used in) investing activities	$(12,390)	$(7,419)
Net cash provided by financing activities	$22,758	$14,268

(1)
Net operating margins represents revenues, less cost of product sold and other direct operating costs and expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

We reported net earnings of $3.8 million for the three months ended September 30, 2004, compared to net earnings of $2.0 million for the three months ended September 30, 2003. After earnings allocable to preferred stock, the net earnings attributable to common stockholders was $2.7 million for the three months ended September 30, 2004, compared to $1.3 million for the three months ended September 30, 2003. Basic earnings per common share for the three months ended September 30, 2004 and 2003, was $0.07 and $0.03, respectively, based on 39.5 million and 39.2 million weighted average common shares outstanding, respectively. Diluted earnings per share for the three months ended September 30, 2004 and 2003, was $0.07 and $0.03, respectively, based upon 51.3 million and 39.8 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the three months ended September 30, 2004 were $12.1 million, compared to $13.0 million for the three months ended September 30, 2003. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended September 30,
	2004	2003

Throughput and additive injection fees, net	$10,311	$10,426
Storage fees	9,044	9,410
Pipeline transportation fees	718	749
Tugs and barges	3,300	2,813
Management fees and cost reimbursements	1,212	1,107
Other	1,887	2,676

Revenue	26,472	27,181
Less direct operating costs and expenses	(14,407)	(14,144)

Net operating margins	$12,065	$13,037

Throughput and additive injection fees, net.    We own and operate a terminal infrastructure that handles products with transportation connections via pipelines, barges, rail cars and trucks. We earn throughput fees for each barrel of product that is distributed at our terminals through our supply and marketing efforts, through exchange agreements, or for third parties. Terminal throughput fees are based on the volume of products distributed at the facility's truck loading racks, generally at a standard rate per barrel of product. We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the three months ended September 30, 2004 and 2003, we averaged approximately 47,000 and 53,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput and additive injection fees, net were approximately $10.3 million and $10.4 million for the three months ended September 30, 2004 and 2003, respectively. The decrease of approximately $0.1 million is due principally to a decrease in throughput volumes offset by an increase in the rates charged for each barrel of product that is distributed at our terminals. For the three months ended September 30, 2004 and 2003, we averaged approximately 299,000 barrels and 351,000 barrels per day, respectively, of throughput volumes at our terminals, including volumes under exchange agreements.

Included in the terminal throughput fees for the three months ended September 30, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $8.8 million and $9.1 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $9.0 million and $9.4 million for the three months ended September 30, 2004 and 2003, respectively. The decrease of $0.4 million in storage fees was due principally to decreases of approximately $0.2 million at our Brownsville, Texas facilities, $0.1 million at our Lower River facilities and $0.1 million at our Coastal Fuels assets.

Included in the terminal storage fees for the three months ended September 30, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.5 million and $2.7 million, respectively.

Pipeline Transportation Fees.    We own an interstate products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline"), together with associated terminal facilities at Mt. Vernon and Rogers. We earn pipeline transportation fees at our Razorback pipeline based on the volume of product transported and the distance from the origin point to the delivery point. We also earn transportation fees at our Port Everglades pipeline hydrant system based on the volume of product delivered to cruise ships and freight vessels.

For the three months ended September 30, 2004 and 2003, we earned pipeline transportation fees of approximately $0.7 million and $0.7 million, respectively.

Included in the pipeline transportation fees for the three months ended September 30, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $0.7 million and $0.6 million, respectively.

Tugs and Barges.    In Florida, we currently own and operate 11 tugboats and 15 barges that deliver product to cruise ships and other marine vessels for refueling and to transport third-party product from our storage tanks to our customers' facilities. Our tugboats earn fees for providing docking and other ship-assist services to cruise and cargo ships and other marine vessels. Bunkering fees are based on the volume and type of product sold, transportation fees are based on the volume of product that is shipped and the distance to the delivery point, and docking and other ship-assist services are based on a per docking per tugboat basis.

For the three months ended September 30, 2004 and 2003, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $3.3 million and $2.8 million, respectively.

Included in the tugs and barges fees for the three months ended September 30, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.4 million and $1.5 million, respectively.

Management Fees and Cost Reimbursements.    We manage and operate for a major oil company 17 terminals that are adjacent to our Southeast facilities and receive a reimbursement of costs. We also manage and operate for a foreign oil company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility.

For the three months ended September 30, 2004 and 2003, we earned management fees and cost reimbursements from our terminal and pipeline operations of approximately $1.2 million and $1.1 million, respectively.

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

For the three months ended September 30, 2004 and 2003, other revenue from our terminals, pipelines, and tugs and barges operations was approximately $1.9 million and $2.7 million, respectively.

Included in other revenue for the three months ended September 30, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $0.9 million and $0.8 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the three months ended September 30, 2004 and 2003, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $14.4 million and $14.1 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended September 30,
	2004	2003

Wages and employee benefits	$6,271	$6,053
Utilities and communication charges	1,004	1,206
Repairs and maintenance	4,315	3,443
Property and casualty insurance costs	775	846
Office, rentals and property taxes	1,403	1,656
Vehicles and fuel costs	653	452
Environmental compliance costs	585	755
Other	238	531
Less—property and environmental insurance recoveries	(837)	(798)

Direct operating costs and expenses	$14,407	$14,144

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the three months ended September 30, 2004, were $24.2 million, compared to $12.6 million for the three months ended September 30, 2003.

The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Three months ended September 30,
	2004	2003

Rack spot sales	$235,425	$482,834
Contract sales	994,578	599,060
Bulk sales	1,638,414	1,369,416
Supply chain management services	136,175	72,243

Total revenue	3,004,592	2,523,553
Cost of product sold	(2,953,410)	(2,511,078)

Net margin before other direct costs and expenses	51,182	12,475
Other direct costs and expenses:
Net losses on risk management activities	(10,405)	(384)
Change in unrealized gains (losses) on derivative contracts	(16,621)	2,311
Lower of cost or market write-downs on base operating volumes	—	(1,848)

Net operating margins	$24,156	$12,554

Our supply, distribution and marketing operations typically purchase products at prevailing prices from refiners and producers at production points and common trading locations. Once we purchase these products, we schedule them for delivery to our terminals, as well as terminals owned by third parties with which we have storage or throughput agreements. From these terminal locations, we then sell our products to customers primarily through three types of arrangements: rack spot sales, contract sales and bulk sales.

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

Rack spot sales were approximately $235.4 million and $482.8 million for the three months ended September 30, 2004 and 2003, respectively. The decrease of approximately $247.4 million is due principally to a decrease in volumes made available to our rack spot customers offset by higher commodity prices during 2004. The increase in commodity prices resulted in us distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the quarter ended September 30, 2004, resulting in lower inventory volumes available for rack spot sales. For the three months ended September 30, 2004 and 2003, we averaged approximately 50,000 and 142,000 barrels per day, respectively, of delivered volumes under rack spot sales.

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

Contract sales were approximately $994.6 million and $599.1 million for the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $395.5 million is due principally to the combination of higher commodity prices and increased volumes delivered to our contract customers. We have increased the volumes delivered under contract due principally to our customers' concerns over the potential for a lack of supply in the wholesale markets. For the three months ended September 30, 2004 and 2003, we averaged approximately 215,000 and 178,000 barrels per day, respectively, of delivered volumes under contract sales.

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

Bulk sales were approximately $1,638.4 million and $1,369.4 million for the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $269.0 million is due principally to higher commodity prices offset by a decrease in volumes transferred to our bulk customers. We have decreased the volumes transferred to our bulk customers due principally to a reduction in the number of barrels we maintain in the bulk markets as a result of higher commodity prices. For the three months ended September 30, 2004 and 2003, we averaged approximately 357,000 and 401,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Sales pursuant to supply chain management services contracts were approximately $136.2 million and $72.2 million for the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $64.0 million is due principally to higher commodity prices and additional volumes delivered to our existing customer base. For the three months ended September 30, 2004 and 2003, we averaged approximately 31,000 barrels and 23,000 barrels per day, respectively, of delivered volumes under supply chain management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $2,953.4 million and $2,511.1 million for the three months ended September 30, 2004 and 2003, respectively. Cost of product sold is as follows (in thousands):

	Three months ended September 30,
	2004	2003

Inventory product costs	$2,909,564	$2,464,453
Transportation and related charges	28,054	31,112
Throughput, storage and related charges	15,680	14,918
Other	112	595

Cost of product sold	$2,953,410	$2,511,078

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

Net losses on risk management activities were approximately $10.4 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively.

Lower of Cost or Market Write-Downs on Base Operating Volumes.    During the three months ended September 30, 2004 and 2003, we recognized impairment losses of approximately $nil and $1.8 million, respectively, due to lower of cost or market write-downs on certain base operating volumes due principally to declining prices at the end of the period.

Costs and expenses

Selling, general and administrative expenses for the three months ended September 30, 2004, were $10.4 million, compared to $9.5 million for the three months ended September 30, 2003. Selling, general and administrative expenses are as follows (in thousands):

	Three months ended September 30,
	2004	2003

Wages and employee benefits	$8,306	$7,138
Office costs, utilities and communication charges	1,073	1,303
Accounting and legal expenses	396	392
Property and casualty insurance	212	251
Other	446	441

Selling, general and administrative expenses	$10,433	$9,525

During the three months ended September 30, 2004, we awarded retention bonuses of approximately $1.4 million to our employees (excluding officers of the Company) to retain our employees during the evaluation of our strategic alternatives.

Depreciation and amortization for the three months ended September 30, 2004 and 2003, was $5.8 million and $5.5 million, respectively. The increase of $0.3 million in depreciation and amortization for the three months ended September 30, 2004 as compared to September 30, 2003 is principally related to depreciation and amortization on recent additions to property, plant, and equipment.

During the three months ended September 30, 2004 and 2003, we recognized impairment losses of approximately $nil and $32,000, respectively, due to write-downs on certain product linefill and tank bottom volumes.

Loss on disposition of assets, net for the three months ended September 30, 2004, consists of an approximately $3.6 million loss on the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan.

Other income and expenses

Dividend income for the three months ended September 30, 2004, was $381,000, compared to $6,000 for the three months ended September 30, 2003. The increase of $375,000 was due principally to the receipt of dividends from Lion Oil Company during the three months ended September 30, 2004.

Interest income for the three months ended September 30, 2004, was $39,000, as compared to $28,000 for the three months ended September 30, 2003. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings under our senior secured working capital credit facility and commodity margin loan.

Interest expense for the three months ended September 30, 2004, was $6.3 million, compared to $6.4 million during the three months ended September 30, 2003. Interest expense is as follows (in thousands):

	Three months ended September 30,
	2004	2003

Senior secured working capital credit facility	$189	$—
Senior subordinated notes	4,562	4,553
Former credit facility	1,331	1,823
Letters of credit	202	30
Commodity margin loan	39	18

Interest expense	$6,323	$6,424

Other financing costs, net for the three months ended September 30, 2004, were $4.1 million, compared to $0.8 million for the three months ended September 30, 2003. The increase of $3.3 million in other financing costs, net was due principally to the write-off of debt issuance costs of approximately $3.4 million associated with our former bank credit facility, offset by a decrease of approximately $0.1 million in amortization of deferred debt issuance costs. On September 13, 2004, we repaid our former bank credit facility.

Income taxes

Income tax expense was $2.6 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, which represents an effective combined federal and state income tax rate of 40% and 40%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $0.7 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred Stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock of approximately $80.9 million will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $72.9 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For the three months ended September 30, 2004 and 2003, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million and $1.1 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million and $0.4 million, respectively.

LIQUIDITY, CAPITAL RESOURCES, AND COMMODITY PRICE RISK

At September 30, 2004, our current assets exceeded our current liabilities by $131.7 million, compared to $118.3 million at June 30, 2004. The increase of approximately $13.4 million is due principally to an increase in the financial statement carrying amount of volumes held for base operations as a result of higher commodity prices during September 2004 as compared to June 2004.

Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market. Inventories—discretionary volumes are as follows (in thousands):

	September 30, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$40,395	820	$55,298	1,304
Volumes held for base operations	202,997	4,050	181,412	4,050

Inventories—discretionary volumes	$243,392	4,870	$236,710	5,354

Our volumes held for immediate sale or exchange generally are subject to price risk management. Inventories—discretionary volumes held for immediate sale or exchange are as follows (in thousands):

	September 30, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$20,963	380	$13,343	226
Distillates	14,749	267	35,937	843
No. 6 oil	4,683	173	6,018	235

Volumes held for immediate sale or exchange	$40,395	820	$55,298	1,304

Our base operating inventory volumes, representing in-transit volumes principally on common carrier pipelines, generally are not subject to price risk management. Based on the current level of our operations, we have established our base operating inventory volumes, exclusive of product linefill and tank bottom volumes, at approximately 4.0 million barrels. Changes in our operation, such as the acquisition of additional terminals or increases in our contract sales volumes, may result in changes in the volume of our base operating inventory volumes. Inventories—base operating inventory volumes are as follows (in thousands):

	September 30, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$125,057	2,416	$117,679	2,416
Distillates	70,050	1,346	56,268	1,346
No. 6 oil	7,890	288	7,465	288

Volumes held for base operations	$202,997	4,050	$181,412	4,050

The activity in our base operating inventory volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$96,426	2,922
Expansion of existing operations	51,442	1,128
Change in FIFO cost basis	38,878	—
Lower of cost or market write-down	(5,334)	—

As of June 30, 2004	181,412	4,050
Change in FIFO cost basis	21,585	—

As of September 30, 2004	$202,997	4,050

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

	September 30, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$14,641	533	$14,641	533
Distillates	8,881	356	8,881	356
No. 6 oil	1,514	61	1,514	61

Product linefill and tank bottom volumes	$25,036	950	$25,036	950

The activity in our product linefill and tank bottom volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$22,017	877
Expansion of existing operations	3,079	73
Lower of cost or market write-down	(60)	—

As of June 30, 2004 and September 30, 2004	$25,036	950

The following table indicates the maturities of our derivative contracts, including the credit quality of our counterparties to those contracts with unrealized gains at September 30, 2004.

	Fair value of contracts
(in thousands)	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 3 years	Total

Unrealized gain position—asset
Investment grade	$1,575	$—	$—	$1,575
Non-investment grade	783	281	—	1,064
No external rating	7,985	7	—	7,992

	10,343	288	—	10,631
Unrealized loss position—liability	(44,327)	(2,387)	—	(46,714)

Net unrealized loss position—liability	$(33,984)	$(2,099)	$—	$(36,083)

The following table includes information about the changes in the fair value of our derivative contracts for the three months ended September 30, 2004 (in thousands):

Fair value at June 30, 2004	$(23,527)
Amounts realized or otherwise settled during the period	9,837
Fair value of contracts originated during the period, which are included in deferred revenue	4,066
Change in fair value attributable to change in commodity prices	(26,459)

Fair value at September 30, 2004	$(36,083)

Capital expenditures for the three months ended September 30, 2004, were $9.7 million for terminal and pipeline facilities and assets to support these facilities. Capital expenditures to maintain existing facilities for the remainder of the year ending June 30, 2005, are estimated to be approximately $5.0 million. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Our Senior Secured Working Capital Credit Facility currently provides for a maximum borrowing line of credit that was the lesser of (i) $400 million and (ii) the borrowing base (as defined; $320 million at September 30, 2004). The borrowing base is a function of our cash, accounts receivable, inventory, exchanges, margin deposits, open positions of energy services and risk management contracts, outstanding letters of credit, and outstanding indebtedness as defined in the facility. The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding and certain adjustments. The maximum borrowing amount will be subject to a further reduction of $50 million until certain fixed assets have been granted as security for our obligations. At September 30, 2004, we had borrowings of $132 million outstanding and letters of credit of $29 million outstanding under the Senior Secured Working Capital Credit Facility. We also had the ability to borrow an additional $159 million under the facility based on the borrowing base computation at September 30, 2004. All outstanding borrowings under the Senior Secured Working Capital Credit Facility are due and payable on September 13, 2009.

The Senior Secured Working Capital Credit Facility is our primary means of short-term liquidity to finance working capital requirements. The Senior Secured Working Capital Credit Facility contains affirmative and negative covenants (including limitations on indebtedness, limitations on dividends and other distributions, limitations on certain inter-company transactions, limitations on mergers, consolidation and the disposition of assets, limitations on investments and acquisitions and limitations on liens) that are customary for a facility of this nature. The Senior Secured Working Capital Credit Facility also contains customary representations and warranties (including those relating to corporate organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The only financial covenant contained in the new Senior Secured Working Capital Credit Facility is a minimum fixed charge coverage ratio test that is tested on a quarterly basis whenever the average minimum unused credit line falls below $75 million for the last month of any quarter. In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The fixed charge coverage ratio is based on a defined financial performance measure within the Senior Secured Working Capital Credit Facility known as "fixed charges EBITDA."

The proforma computation of the fixed charge coverage ratio, as if the Senior Secured Working Capital Credit Facility had been in effect for the three months ended September 30, 2004, is as follows:

	Three Months Ended
					Twelve Months Ended September 30,2004
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004

Financial performance debt covenant test:
Consolidated adjusted EBITDA	$19,793	$13,091	$9,773	$6,659	$49,316
Maintenance capital expenditures	(1,238)	(880)	(1,522)	(1,010)	(4,650)
Cash (paid for) refund of income taxes	(4)	17	19	170	202
Preferred stock dividends paid in cash	(1,093)	(1,093)	—	—	(2,186)

Fixed charges EBITDA	$17,458	$11,135	$8,270	$5,819	$42,682

Fixed charges for the period	$6,623	$6,697	$6,557	$6,284	$26,161

Fixed charge coverage ratio based on rolling four consecutive quarters					163%

Reconciliation of consolidated adjusted EBITDA to cash flows provided by (used in) operating activities:
Consolidated adjusted EBITDA	$19,793	$13,091	$9,773	$6,659	$49,316
One-time adjustment, per Senior Secured Working Capital Credit Facility	—	—	(10,475)	—	(10,475)
Inventory adjustments	(7,169)	30,796	12,502	19,510	55,639
Interest expense, net	(6,623)	(6,697)	(6,556)	(6,284)	(26,160)
Cash (paid for) refund of income taxes	(4)	17	19	170	202
Amortization of deferred revenue	(1,315)	(1,044)	(1,412)	(1,048)	(4,819)
Amortization of deferred stock-based compensation	662	696	698	630	2,686
Net change in unrealized (gains) losses on long-term derivative contracts	876	233	867	2,571	4,547
Change in operating assets and liabilities	(29,308)	(10,773)	77,931	(25,632)	12,218

Cash flows provided by (used in) operating activities	$(23,088)	$26,319	$83,347	$(3,424)	$83,154

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2004, in addition to the interim unaudited consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended June 30, 2004.

Relative month-end commodity prices per gallon from June 30, 2001 to September 30, 2004 (near-month NYMEX close on the last day of the month) are as follows ($/gallon):

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

We utilize NYMEX futures contracts to manage the financial impact on us from changes in commodity prices due to "world-wide" events. We believe that the utilization of NYMEX futures contracts to manage commodity price risk minimizes the financial impact on TransMontaigne from changes in "world-wide" commodity prices. Except for the lack of correlation between the cash and futures markets that we experienced during the three months ended June 30, 2004, we believe that the historical results of our risk management strategies generally produce the financial outcomes we expect. During periods of rising commodity prices, we expect to recognize significant net margin before other direct costs and expenses from the sale of the physical product offset by significant net losses on risk management activities resulting in overall net operating margins that are in line with expectations. Conversely, during periods of declining commodity prices, we expect to recognize minimal, if any, net margin before other direct costs and expenses from the sale of the physical product offset by significant net gains on risk management activities resulting in overall net operating margins that are, again, in line with expectations. For the three months ended September 30, 2004 and 2003, we recognized net losses on risk management activities of approximately $10.4 million and $0.4 million, respectively, due principally to rising commodity prices.

Our risk management strategies are designed to manage the commodity price risk associated with our discretionary inventories held for immediate sale or exchange and derivative contracts. Our risk management strategies generally are intended to maintain a balanced position of forward sale and purchase commitments, discretionary inventories held for immediate sale or exchange and risk management contracts, thereby reducing exposure to commodity price fluctuations. We evaluate our exposure to commodity price risk from an overall portfolio basis that considers the continuous movement of discretionary inventory volumes held for immediate sale or exchange and our obligations to deliver and receive products at fixed prices through our derivative sales and purchase contracts. Our physical position, which includes physical inventory volumes and firm commitments to buy and sell product, is reconciled daily and offset with NYMEX futures contracts. To the extent that we do not manage the commodity price risk relating to a portion of our inventory and commodity prices move adversely, we could suffer losses on that inventory. If, however, prices move favorably, we would realize a gain on the sale of the inventory that we would not realize if substantially all of our inventory was managed. At September 30, 2004, we were subject to commodity price risk on approximately 180,000 barrels of discretionary inventories held for immediate sale or exchange because those barrels were not offset with risk management contracts or future contractual delivery obligations.

Our risk management strategies and practices currently do not qualify for "hedge accounting" for financial reporting purposes.

When we purchase refined petroleum products, we generally enter into NYMEX futures contracts to protect against price fluctuations for the underlying commodity. Futures contracts are obligations to purchase or sell a specific volume of inventory at a fixed price at a future date. The NYMEX requires an initial margin deposit to open a futures contract. At September 30, 2004 and June 30, 2004, we had approximately $6.1 million and $3.5 million, respectively, on deposit to cover our initial margin requirements on open NYMEX futures contracts. NYMEX futures contracts also require daily settlements for changes in commodity prices. Unfavorable commodity price changes subject us to variation margin calls that require us to make cash payments to the NYMEX in amounts that may be material. At September 30, 2004, a $0.05 per gallon unfavorable change in commodity prices would have required us to make a cash payment of approximately $3.0 million to cover the variation margin. Conversely, a $0.05 per gallon favorable change in commodity prices would have permitted us to receive approximately $3.0 million. We use our credit lines to fund these margin calls, but such funding requirements could exceed our ability to access capital. We have the contractual right to request that the counter-parties to our supply chain management services contracts post additional letters of credit or make additional cash deposits with us to assist us in meeting our obligations to cover our margin requirements.

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

However, our risk management policy allows our management team the discretion to manage the commodity price risk relating to up to 500,000 barrels of our base operating inventory volumes, which would reduce the total unmanaged inventory (base operating volumes and product linefill and tank bottom volumes) to approximately 4.5 million barrels, or to leave unmanaged up to 500,000 barrels of our discretionary inventory held for immediate sale or exchange, which would increase our total unmanaged inventory to approximately 5.5 million barrels. The principal objective of this aspect of our risk management policy is to allow management discretion to capture financial gains, or prevent financial losses, on anticipated commodity price movements with respect to up to 500,000 barrels of physical product. We decide whether to manage the commodity price risk relating to a portion of our base operating inventory or to leave a portion of our discretionary inventory held for immediate sale or exchange unmanaged depending on our expectations of future market changes.

Our risk management committee reviews our discretionary inventory volumes held for immediate sale or exchange, open positions in fixed-price forward sale and purchase commitments, and risk management contracts on a regular basis in order to ensure compliance with our risk management policies. Fixed-price forward sale and purchase commitments are subject to risks relating to market value fluctuations, as well as counter-party credit and liquidity risk. We have established procedures to continually monitor these contracts in order to minimize credit risk, including the establishment and review of credit limits, margin requirements, master net-out arrangements, letters of credit and other guarantees.

At September 30, 2004, a $0.05 per gallon unfavorable change in commodity prices relative to our open positions in derivative sales and purchase contracts and risk management contracts would have resulted in the recognition of a loss (realized and unrealized) of approximately $38,000. However, the fair value of our discretionary inventory held for immediate sale or exchange would have increased by approximately $416,000. The gain from the increase in the fair value of our discretionary inventory volumes held for immediate sale or exchange may not be recognized for financial reporting purposes until those volumes have been sold to customers, which may be in an accounting period subsequent to the accounting period in which the losses on derivative contracts and risk management contracts are recognized.

Interest rate risk

At September 30, 2004, we had outstanding borrowings of $132.0 million under our Senior Secured Working Capital Credit Facility. We are exposed to interest rate risk because the Senior Secured Working Capital Credit Facility was a variable-rate-based credit facility. The interest rate is based on the lender's alternate base rate plus a spread, or LIBOR plus a spread, in effect at the time of the borrowings and is adjusted monthly, bi-monthly, quarterly or semi-annually. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2004, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.3 million.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated November 9, 2004	TRANSMONTAIGNE INC. (Registrant)
	By:	/s/ DONALD H. ANDERSON Donald H. Anderson President and Chief Executive Officer
/s/ RANDALL J. LARSON Randall J. Larson Executive Vice President, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.