Form 10-Q
period 2004-12-31
TRANSMONTAIGNE INC
filed 2005-02-09
CIK 755199

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004
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

        As of January 24, 2005, there were 41,583,440 shares of the Registrant's Common Stock outstanding.

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

Part I. Financial information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Inc. as of and for the three and six months ended December 31, 2004, are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2004, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 23, 2004.

TransMontaigne Inc. is a holding company with the following active wholly-owned subsidiaries during the three and six months ended December 31, 2004.

–>
TransMontaigne Product Services Inc. ("TPSI")

–>
TransMontaigne Transport Inc.

–>
Coastal Fuels Marketing, Inc.

–>
Coastal Tug and Barge, Inc.

We do not have any off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	December 31, 2004	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$7,384	$6,158
Restricted cash held by commodity broker	4,424	3,468
Trade accounts receivable, net	314,388	282,298
Inventories—discretionary volumes	344,597	236,710
Unrealized gains on derivative contracts	28,305	11,071
Deferred tax assets	11,862	11,862
Other current assets	10,490	3,768

	721,450	555,335
Property, plant and equipment, net	354,791	362,265
Product linefill and tank bottom volumes	25,036	25,036
Unrealized gains on derivative contracts	250	—
Investments in petroleum related assets	10,131	10,131
Deferred debt issuance costs, net	9,211	10,383
Other assets, net	25,495	11,206

	$1,146,364	$974,356

LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Commodity margin loan	$8,383	$1,923
Working capital credit facility	239,000	110,000
Trade accounts payable	175,258	142,395
Unrealized losses on derivative contracts	26,881	33,689
Inventory due to others under exchange agreements	21,850	32,390
Excise taxes payable	83,604	93,702
Other accrued liabilities	19,322	19,414
Deferred revenue—supply chain management services	7,624	3,502

	581,922	437,015
Other liabilities:
Long-term debt	200,000	200,000
Deferred tax liabilities	35,984	30,424
Unrealized losses on derivative contracts	318	909

Total liabilities	818,224	668,348

Series B Redeemable Convertible Preferred stock	78,001	77,719

Common stockholders' equity:
Common stock	416	411
Capital in excess of par value	269,241	251,775
Deferred stock-based compensation	(6,413)	(4,129)
Accumulated deficit	(13,105)	(19,768)

	250,139	228,289

	$1,146,364	$974,356

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Supply, distribution, and marketing:
Revenues	$2,512,471	$2,148,365	$5,517,063	$4,671,918
Cost of product sold and other direct costs and expenses	(2,492,931)	(2,139,253)	(5,473,367)	(4,650,252)

Net operating margins	19,540	9,112	43,696	21,666

Terminals, pipelines, and tugs and barges:
Revenues	27,522	26,080	53,994	53,261
Direct operating costs and expenses	(15,454)	(12,411)	(29,861)	(26,555)

Net operating margins	12,068	13,669	24,133	26,706

Total net operating margins	31,608	22,781	67,829	48,372

Costs and expenses:
Selling, general and administrative	(11,802)	(10,157)	(22,235)	(19,682)
Depreciation and amortization	(5,727)	(5,932)	(11,534)	(11,469)
Lower of cost or market write-downs on product linefill and tank bottom volumes	—	(17)	—	(49)
Loss on disposition of assets, net	—	(805)	(3,599)	(805)

Total costs and expenses	(17,529)	(16,911)	(37,368)	(32,005)

Operating income	14,079	5,870	30,461	16,367

Other income (expenses):
Dividend income	—	—	381	6
Interest income	62	80	101	108
Interest expense	(6,618)	(6,703)	(12,941)	(13,127)
Other financing costs:
Amortization of deferred debt issuance costs	(442)	(819)	(1,148)	(1,632)
Write-off of debt issuance costs related to former bank credit facility	—	—	(3,392)	—

Total other expenses	(6,998)	(7,442)	(16,999)	(14,645)

Earnings (loss) before income taxes	7,081	(1,572)	13,462	1,722
Income tax (expense) benefit	(2,832)	629	(5,385)	(689)

Net earnings (loss)	4,249	(943)	8,077	1,033
Earnings allocable to preferred stock	(1,110)	(691)	(2,219)	(1,382)

Net earnings (loss) attributable to common stockholders	$3,139	$(1,634)	$5,858	$(349)

Earnings (loss) per share:
Basic net earnings (loss) per common share	$0.08	$(0.04)	$0.15	$(0.01)
Diluted net earnings (loss) per common share	$0.08	$(0.04)	$0.15	$(0.01)
Weighted average common shares outstanding:
Basic	39,739	39,364	39,598	39,271

Diluted	40,189	39,364	40,079	39,271

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of preferred stock and common stockholders' equity
Year ended June 30, 2004 and six months ended December 31, 2004
(In thousands)

	Preferred stock
			Capital in excess of par value	Deferred stock-based compensation		Total common stockholders' equity
		Common stock			Accumulated deficit
	Series B

Balance at June 30, 2003	$79,329	$407	$249,339	$(3,943)	$(35,534)	$210,269
Common stock issued for options exercised	—	1	317	—	—	318
Common stock repurchased from employees for withholding taxes	—	(1)	(620)	—	—	(621)
Net tax effect arising from stock-based compensation	—	—	(103)	—	—	(103)
Forfeiture of restricted stock awards prior to vesting	—	(1)	(336)	337	—	—
Deferred compensation related to restricted stock awards	—	5	3,178	(3,183)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,660	—	2,660
Preferred stock dividends	—	—	—	—	(4,373)	(4,373)
Amortization of premium on Series B Redeemable Convertible Preferred stock	(1,610)	—	—	—	1,610	1,610
Net earnings	—	—	—	—	18,529	18,529

Balance at June 30, 2004	$77,719	$411	$251,775	$(4,129)	$(19,768)	$228,289
Common stock issued for options exercised	—	—	78	—	—	78
Common stock repurchased from employees for withholding taxes	—	(1)	(766)	—	—	(767)
Forfeiture of restricted stock awards prior to vesting	—	(1)	(609)	610	—	—
Deferred compensation related to restricted stock awards	—	7	4,163	(4,170)	—	—
Amortization of deferred stock-based compensation	—	—	—	1,276	—	1,276
Warrants granted to MSCG in exchange for product supply agreement	—	—	14,600	—	—	14,600
Preferred stock dividends paid-in-kind	1,087	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(2,219)	(2,219)
Amortization of premium on Series B Redeemable Convertible Preferred stock	(805)	—	—	—	805	805
Net earnings	—	—	—	—	8,077	8,077

Balance at December 31, 2004	$78,001	$416	$269,241	$(6,413)	$(13,105)	$250,139

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$4,249	$(943)	$8,077	$1,033
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of deferred revenue	(1,641)	(1,315)	(2,689)	(2,527)
Depreciation and amortization	5,727	5,932	11,534	11,469
Deferred tax expense	2,837	(633)	5,560	681
Amortization of deferred stock-based compensation	646	662	1,276	1,266
Amortization of debt issuance costs	442	819	1,148	1,632
Write-off of debt issuance costs	—	—	3,392	—
Loss on disposition of assets	—	805	3,599	805
Net change in unrealized (gain) loss on long-term derivative contracts	(2,031)	876	540	2,265
Lower of cost or market write-down on base operating inventory volumes	2,496	271	2,496	2,333
Lower of cost or market write-down on product linefill and tank bottom volumes	—	17	—	49
Amortization of prepaid transportation costs	—	711	—	711
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(33,127)	(32,173)	(32,090)	12,529
Inventories—discretionary volumes	(103,700)	(38,092)	(110,382)	(99,136)
Other current assets	(3,739)	(2,721)	(2,522)	(1,220)
Trade accounts payable	47,336	36,438	32,864	61,779
Inventory due to others under exchange agreements	(10,850)	(9,799)	(10,540)	(28,423)
Unrealized (gain) loss on derivative contracts	(32,663)	9,478	(18,612)	5,779
Excise taxes payable and other accrued liabilities	10,936	6,579	(10,157)	(10,987)

Net cash used in operating activities	(113,082)	(23,088)	(116,506)	(39,962)

Cash flows from investing activities:
Acquisition of terminals, pipelines, and tugs and barges	(329)	(3,070)	(7,947)	(3,070)
Additions to property, plant and equipment—expansion of facilities	(836)	(1,607)	(1,922)	(6,443)
Additions to property, plant and equipment—maintain existing facilities	(731)	(1,238)	(1,741)	(2,716)
Increase (decrease) in restricted cash held by commodity broker	1,725	(1,278)	(956)	(3,325)
Proceeds from disposition of assets	—	501	—	501
Other	—	—	5	942

Net cash used in investing activities	(171)	(6,692)	(12,561)	(14,111)

Cash flows from financing activities:
Net borrowings (repayments) of debt	107,000	20,500	129,000	40,500
Net borrowings (repayments) of commodity margin loan	2,698	9,696	6,460	5,162
Deferred debt issuance costs	(286)	(300)	(3,368)	(455)
Common stock issued for options exercised	—	—	78	123
Common stock repurchased from employees for withholding taxes	(767)	(430)	(767)	(503)
Preferred stock dividends paid in cash	(1,110)	(1,094)	(1,110)	(2,187)

Net cash used in financing activities	107,535	28,372	130,293	42,640

Increase (decrease) in cash and cash equivalents	(5,718)	(1,408)	1,226	(11,433)
Cash and cash equivalents at beginning of period	13,102	17,944	6,158	27,969

Cash and cash equivalents at end of period	$7,384	$16,536	$7,384	$16,536

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Notes to consolidated financial statements (unaudited)
December 31, 2004 and June 30, 2004

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

(c) Accounting for Terminal, Pipeline, and Tug and Barge Activities

In connection with our terminal, pipeline, and tug and barge operations, we utilize the accrual method of accounting for revenues and expenses. We generate revenues in our terminal, pipeline, and tug and barge operations from throughput fees, storage fees, transportation fees, ship-assist fees, management fees and cost reimbursements, and fees from other ancillary services. Throughput revenues are recognized when the product is delivered to the customer; storage revenues are recognized ratably over the term of the storage contract; transportation revenues are recognized when the product has been delivered to the customer at the specified delivery location; ship-assist revenues are recognized when docking and other services are provided to marine vessels; management fees and cost reimbursements are recognized as the services are performed; and other service revenues are recognized as the services are performed.

Shipping and handling costs attributable to our terminal, pipeline, and tug and barge operations are included in direct operating costs and expenses in the accompanying consolidated statement of operations.

(d) Accounting for Supply, Distribution, and Marketing Activities

In our supply, distribution and marketing operations, we purchase refined petroleum products primarily from refineries, schedule them for delivery to our terminals, as well as terminals owned by third parties, and then sell those products to our customers through rack spot sales, contract sales, and bulk sales. Revenues from our sales of physical inventory are recognized pursuant to the accrual method of accounting (i.e., when cash becomes due and payable to us pursuant to the terms of the sales contracts). Revenues from rack spot sales and contract sales are recognized when the product is delivered to the customer through a truck loading rack or marine fueling equipment. Revenues from bulk sales are recognized when the title to the product is transferred to the customer, which generally occurs upon confirmation of the terms of the sale.

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

Delivered fuel price management contracts involve the sales of committed quantities of specific motor fuels delivered to our customer's proprietary fleet refueling locations at fixed prices for terms up to three years. Under retail price management contracts, customers commit for terms up to 18 months to a specific monthly quantity of product within one or more metropolitan areas and agree to a net settlement with us for the difference between a stipulated retail price index and our fixed contract price. Our logistical supply chain management arrangements permit our customers to use our proprietary web-based inventory management system for a fee, which typically is charged on a per gallon basis.

Revenues from sales made pursuant to delivered fuel price management contracts are recognized when title to the product is transferred to the customer, which generally occurs upon delivery of the product to the customer's proprietary fleet refueling location. Revenues from sales made pursuant to retail price management contracts are recognized when title to the product is transferred to the customer, which generally occurs upon lifting of the product by the customer at the retail gasoline station. Revenue from logistical supply chain management services fees is recognized on a straight-line basis over the term of the contract.

(f) Accounting for Risk Management Activities

We enter into risk management contracts, principally NYMEX futures contracts, to manage our exposure to changes in commodity prices. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories—discretionary volumes held for immediate sale or exchange, open positions in derivative contracts, and open positions in risk management contracts. We enter into risk management contracts that offset the changes in the values of our inventories—discretionary volumes held for immediate sale or exchange and derivative contracts. At December 31, 2004 and June 30, 2004, our open positions in risk management contracts were NYMEX futures contracts (purchases and sales).

(g) Accounting for Derivative Contracts

Our contract sales, bulk sales, delivered fuel price management, retail price management and risk management contracts qualify as derivative instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. All derivative contracts are required to be reported as assets and liabilities at fair value in the accompanying consolidated balance sheet in accordance with SFAS No. 133. The fair value of our derivative contracts is included in "Unrealized gains or losses on derivative contracts" in the accompanying consolidated balance sheet. At December 31, 2004 and June 30, 2004, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts. Changes in the fair value of our derivative contracts are included in net operating margins attributable to our supply, distribution and marketing operations.

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

(h) Presentation of Revenues

We present revenues from our rack spot sales, contract sales, bulk sales, and delivered fuel price management contracts on a gross basis in the accompanying consolidated statement of operations because our obligations under these arrangements are settled via transfer of title and risk of loss of the product to the customer. Revenues from our retail price management contracts and risk management contracts are presented on a net basis (i.e., product costs are required to be netted directly against gross revenues to arrive at net revenues) in the accompanying consolidated statement of operations because our obligations under these arrangements are settled on a net cash basis. The logistical supply chain management services fees do not involve the sale of inventory and, therefore, only the service fee is presented in the accompanying consolidated statement of operations.

(i) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost). Inventories—discretionary volumes are as follows (in thousands):

	December 31, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$237,775	5,102	$55,298	1,304
Volumes held for base operations	106,822	2,500	181,412	4,050

Inventories—discretionary volumes	$344,597	7,602	$236,710	5,354

At December 31, 2004 and June 30, 2004, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $6.1 million and $2.3 million, respectively. At December 31, 2004 and June 30, 2004, the market value of our volumes held for base operations exceeded their cost basis by approximately $4.1 million and $1.4 million, respectively.

(j) Inventory Due to Others Under Exchange Agreements

We enter into exchange agreements with major oil companies. Exchange agreements generally are fixed term agreements that involve our receipt of a specified volume of product at one location in exchange for delivery by us of product at a different location. At December 31, 2004 and June 30, 2004, current liabilities include inventory due to others under exchange agreements of approximately 480,000 barrels and 660,000 barrels, respectively, with a fair value of approximately $21.9 million and $32.4 million, respectively. The amount recorded represents the fair value of inventory due to others under exchange agreements at the balance sheet date.

(k) Accounting for Product Linefill and Tank Bottom Volumes

Our product linefill and tank bottom volumes are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange these inventories in the ordinary course of business and, therefore, we do not hedge the market risks associated with these volumes.

At December 31, 2004 and June 30, 2004, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost (weighted average) or market (replacement cost). The replacement cost of our product linefill and tank bottom volumes is based on the nearest quoted wholesale market price. At December 31, 2004 and June 30, 2004, we have approximately 950,000 barrels of product reflecting tank bottoms and linefill in our propriety terminal connections with an adjusted cost basis of approximately $25.0 million. At December 31, 2004 and June 30, 2004, the market value of our product linefill and tank bottom volumes exceeded their cost basis by approximately $19.1 million and $17.9 million, respectively. During the three months ended December 31, 2004 and 2003, we recognized impairment losses of approximately $nil and $17,000, respectively, due to lower of cost or market write-downs on certain of our product linefill and tank bottom volumes. During the six months ended December 31, 2004 and 2003, we recognized impairment losses of approximately $nil and $49,000, respectively, due to lower of cost or market write-downs on certain of our product linefill and tank bottom volumes.

(l) Cash and Cash Equivalents

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(m) Deferred Debt Issuance Costs

Deferred debt issuance costs are as follows (in thousands):

	June 30, 2004	Additions	Amortization	Write-off of debt issuance costs	December 31, 2004

Former working capital credit facility	$3,769	$—	$(377)	$(3,392)	$—
Senior secured working capital credit facility	50	3,368	(217)	—	3,201
Senior subordinated notes	6,564	—	(554)	—	6,010

	$10,383	$3,368	$(1,148)	$(3,392)	$9,211

(n) Environmental Obligations

At December 31, 2004 and June 30, 2004, we have accrued environmental reserves of approximately $5.3 million and $5.3 million, respectively, representing our best estimate of our remediation obligations (see Note 8 of Notes to consolidated financial statements). During the six months ended December 31, 2004, we made payments of approximately $0.2 million towards our environmental remediation obligations. During the six months ended December 31, 2004, we charged to income approximately $0.2 million to increase our estimate of our future environmental remediation obligations. During the six months ended December 31, 2004, we received insurance recoveries of approximately $1.0 million, which are recorded as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations.

(o) Equity-Based Compensation Plans

We account for our employee stock option plans and restricted stock awards using the intrinsic value method pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. We recognize deferred compensation on the date of grant if the quoted market price of the underlying common stock exceeds the exercise price (zero exercise price in the case of an award of restricted common stock). Accordingly, no compensation cost has been recognized for the granting of stock options to employees because the exercise price was equal to the quoted market price of the underlying common stock on the date of grant. If compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans pursuant to SFAS No. 123,

Accounting for Stock-Based Compensation, our net earnings (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Net earnings (loss) attributable to common stockholders:
As reported	$3,139	$(1,634)	$5,858	$(349)
Amortization of the fair value of stock options granted to employees	(25)	(55)	(51)	(117)

Pro forma	$3,114	$(1,689)	$5,807	$(466)

Earnings (loss) per common share:
As reported
Basic	$0.08	$(0.04)	$0.15	$(0.01)
Diluted	$0.08	$(0.04)	$0.15	$(0.01)
Pro forma
Basic	$0.08	$(0.04)	$0.15	$(0.01)
Diluted	$0.08	$(0.04)	$0.15	$(0.01)

There were no options granted during the six months ended December 31, 2004 and the years ended June 30, 2004 and 2003. The weighted average fair value at grant dates for options granted during the years ended June 30, 2002 and 2001 was $3.08 and $2.12, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 2002 and 2001 were as follows: no dividend yield, expected volatility of 79% and 61%, risk-free rates of 4.49% and 4.95%, and expected lives of 4 years and 5 years, respectively.

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

In the event dividends on a per share equivalent basis are declared on our common stock in excess of the dividends declared on the Series B Redeemable Convertible Preferred stock, the Series B Redeemable Convertible Preferred stock will participate as if the Series B Redeemable Convertible Preferred stock was converted into common stock. Accordingly, the Series B Redeemable Convertible Preferred stock has been determined to be a "participating" security for purposes of computing earnings per share.

(q) Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period's presentation. Net earnings (loss) and stockholders' equity have not been affected by these reclassifications.

(2) DISPOSITION OF ASSETS

Loss on disposition of assets, net for the six months ended December 31, 2004, consists of an approximately $3.6 million loss on the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan. Loss on disposition of assets, net for the three and six months ended December 31, 2003, includes an approximately $0.7 million loss on the disposition of our Cetex pipeline system.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net consists of the following (in thousands):

	December 31, 2004	June 30, 2004

Trade accounts receivable	$314,979	$282,889
Less allowance for doubtful accounts	(591)	(591)

	$314,388	$282,298

(4) UNREALIZED GAINS AND LOSSES ON DERIVATIVE CONTRACTS

Unrealized gains and losses on derivative contracts are as follows (in thousands):

	December 31, 2004	June 30, 2004

Unrealized gains—current	$28,305	$11,071
Unrealized gains—long-term	250	—

Unrealized gains—asset	28,555	11,071

Unrealized losses—current	(26,881)	(33,689)
Unrealized losses—long-term	(318)	(909)

Unrealized losses—liability	(27,199)	(34,598)

Net asset (liability) position	$1,356	$(23,527)

At December 31, 2004 and June 30, 2004, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts.

Included in unrealized gains—current is an unrealized gain of approximately $4.8 million related to short positions taken in the NYMEX options market in anticipation of the liquidation of certain in-transit product inventory volumes upon complete implementation of the Morgan Stanley Capital Group Inc. ("MSGC") product supply agreement.

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31, 2004	June 30, 2004

Prepaid insurance	$3,841	$1,413
Amounts due from insurance carrier	3,000	—
Asset held for sale	1,200	—
Prepaid business taxes	116	391
Additive detergent	919	899
Prepaid software maintenance fees	74	134
Other	1,340	931

	$10,490	$3,768

Amounts due from insurance carrier represents our estimated proceeds to be received on insurance claims related to the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan.

Asset held for sale is carried at the lower of cost or fair value less costs of disposition and consists of the land held for sale at our Pensacola terminal facilities.

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	December 31, 2004	June 30, 2004

Land	$41,686	$42,886
Terminals, pipelines and equipment	369,213	378,258
Technology and equipment	14,730	14,586
Tugs and barges	27,349	18,790
Furniture, fixtures and equipment	6,747	6,747
Construction in progress	3,340	2,561

	463,065	463,828
Less accumulated depreciation	(108,274)	(101,563)

	$354,791	$362,265

(7) OTHER ASSETS

Other assets are as follows (in thousands):

	December 31, 2004	June 30, 2004

Prepaid transportation	$806	$862
Goodwill	6,853	6,853
Product supply agreement	14,600	—
Acquired intangible, net of accumulated amortization of $917 and $667, respectively	1,583	1,833
Commodity trading membership	1,500	1,500
Deposits and other assets	153	158

	$25,495	$11,206

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

On November 4, 2004, we granted to MSCG warrants to acquire 5.5 million shares of our common stock at an exercise price of $6.60 per share as partial consideration for agreeing to enter into a 7-year product supply agreement (see Note 14 of Notes to consolidated financial statements). The value ascribed to the product supply agreement will be amortized to income over the 7-year term of the agreement upon commencement in January 2005.

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years commencing February 28, 2003. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Commodity trading membership represents the purchase price we paid to acquire two seats on the NYMEX.

(8) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31, 2004	June 30, 2004

Accrued environmental obligations	$5,306	$5,278
Accrued lease abandonment	2,243	2,468
Accrued indemnities—NORCO	1,300	1,300
Accrued transportation and deficiency obligations	871	921
Accrued property taxes	647	2,013
Dividend payable—preferred stock	1,110	1,093
Accrued interest payable	1,941	1,903
Accrued expenses and other	5,904	4,438

	$19,322	$19,414

Accrued Lease Abandonment.    We vacated our office space in Denver, Colorado during June 2003 and we vacated our excess space in Atlanta, Georgia during October 2002. In connection with our acquisition of the Coastal Fuels assets during February 2003, we vacated a sales office in Coral Gables, Florida. The accrual for the abandonment of the office leases represents the excess of the remaining lease payments subsequent to vacancy of the space by us over the estimated sublease rentals to be received based on current market conditions. At December 31, 2004 and June 30, 2004, the accrued liability for lease abandonment costs was approximately $2.2 million and $2.5 million, respectively.

(in thousands)	Accrued liability at June 30, 2004	Change in estimate charged to expense	Amounts paid during the period	Accrued liability at December 31, 2004

Accrued lease abandonment	$2,468	$225	$(450)	$2,243

We expect to pay the accrued liability of approximately $2.2 million, net of estimated sublease rentals, as follows (in thousands):

Years ending June 30:	Lease payments	Estimated sublease rentals	Accrued liability

2005 (Remainder of the year)	$718	$(160)	$558
2006	1,108	(392)	716
2007	928	(465)	463
2008	370	(204)	166
2009	378	(209)	169
2010	385	(214)	171

	$3,887	$(1,644)	$2,243

(9) DEFERRED REVENUE—SUPPLY CHAIN MANAGEMENT SERVICES

We enter into price management contracts with ground fleet customers and jobbers that permit them to fix the price of their fuel purchases. During the three and six months ended December 31, 2004, we originated retail and delivered fuel price management contracts with an estimated fair value of approximately $2.7 million and $6.8 million, respectively, representing the excess of the amounts we expect to receive from the ground fleet customers and jobbers over our estimate of the forward price curve of the underlying commodity adjusted for location differentials. We have deferred the estimated fair value of these contracts at origination because our estimate of the fair value is not evidenced by quoted market prices or current market transactions for the contracts in their entirety. We amortize the deferred revenue into net revenues attributable to our supply, distribution, and marketing operations over the respective terms of the contracts as the products are delivered. During the three and six months ended December 31, 2004, we recognized approximately $1.6 million and $2.7 million, respectively, in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts.

(in thousands)	Deferred revenue at June 30, 2004	Additions during the period	Amounts amortized during the period	Deferred revenue at December 31, 2004

Retail price management contracts	$1,332	$2,306	$(1,240)	$2,398
Delivered fuel price management contracts	2,170	4,505	(1,449)	5,226

	$3,502	$6,811	$(2,689)	$7,624

(10) DEBT

Debt is as follows (in thousands):

	December 31, 2004	June 30, 2004

Commodity margin loan	$8,383	$1,923
Senior secured working capital credit facility	239,000	—
Former credit facility	—	110,000
Senior subordinated notes	200,000	200,000

	447,383	311,923
Less debt classified as current	(247,383)	(111,923)

Long-term debt	$200,000	$200,000

Commodity Margin Loan.    We currently have a commodity margin loan agreement with our commodity broker that allows us to borrow up to $10 million to fund certain initial and variation margin requirements in commodities accounts maintained by us with our commodity broker. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury Bill rate plus 1.75% (3.97% at December 31, 2004).

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

Senior Secured Working Capital Credit Facility.    The Senior Secured Working Capital Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) the borrowing base ($435 million at December 31, 2004), which is a function, among other things, of our cash, accounts receivable, inventory, exchanges, margin deposits and certain reserve adjustments as defined in the facility. Outstanding letters of credit ($34 million at December 31, 2004) are counted against the maximum borrowing capacity available at any time. Borrowings under the Senior Secured

Working Capital Credit Facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the average excess borrowing base availability (as defined therein). Interest on loans under the Senior Secured Working Capital Credit Facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally each one, two or three months. The weighted average interest rate on borrowings under the Senior Secured Working Capital Credit Facility was 4.6% during the three months ended December 31, 2004. In addition, we will pay a commitment fee ranging from 0.25% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the Senior Secured Working Capital Credit Facility are secured by, among other things, our cash, accounts receivable, inventories, certain terminal facilities with an orderly liquidation value of not less than $100 million, and certain other current assets. The only financial covenant contained in the new Senior Secured Working Capital Credit Facility is a minimum fixed charge coverage ratio test that is computed on a quarterly basis and becomes applicable whenever the average availability falls below $75 million for the last month of any quarter (average availability was $138 million for the month ended December 31, 2004). In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, September 13, 2009.

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

Scheduled maturities of debt at December 31, 2004 are as follows (in thousands):

Years ending June 30:

2005	$8,383
2006	—
2007	—
2008	—
2009	—
Thereafter	439,000

$447,383

(11) PREFERRED STOCK

At December 31, 2004 and June 30, 2004, we have authorized the issuance of up to 2,000,000 shares of preferred stock. Preferred stock is as follows (in thousands, except share data):

	December 31, 2004	June 30, 2004

Series B Redeemable Convertible Preferred stock, par value $0.01 per share, 100,000 shares authorized, 73,977 and 72,890 shares issued and outstanding, liquidation preference of $73,977 and $72,890	$78,001	$77,719

At December 31, 2004 and June 30, 2004, there are 73,977 and 72,890 shares, respectively, of Series B Redeemable Convertible Preferred Stock outstanding. During the three months ended September 30, 2004, 1,087 shares were issued in lieu of a cash dividend related to the three months ended June 30, 2004. The Series B Redeemable Convertible Preferred Stock has a liquidation value of $1,000 per share, bears dividends at the rate of 6% per annum of the liquidation value, and is mandatorily redeemable between June 30, 2007 and December 31, 2007 for shares of common stock and/or cash at our option, subject to limitations on the total number of shares of common stock permitted to be used in the exchange and issued to any stockholder. Dividends are cumulative and payable quarterly. The dividends are payable in cash, unless precluded by contract or the Senior Secured Working Capital Credit Facility, in which case dividends are payable in additional shares of Series B Redeemable Convertible Preferred Stock. The Series B Redeemable Convertible Preferred Stock may be put to us, at the option of the holder, for cash equal to the greater of its liquidation value or conversion value upon the future occurrence of a fundamental change (including those relating to sale of substantially all of the assets, delisting of our common stock from a national exchange, change in control, bankruptcy filing, and an event of default that accelerates the repayment of our debt). We may call the outstanding shares of Series B Redeemable Convertible Preferred Stock after June 30, 2005 if certain specified conditions are met. The Series B Redeemable Convertible Preferred Stock is convertible, at the option of the holder, into common stock at $6.60 per share, subject to adjustment upon the occurrence of specified future events. The holders of the Series B Redeemable Convertible Preferred Stock have the right to vote on all matters (except the election of directors) with the holders of the common stock (voting collectively as a single class).

Preferred stock dividends on the Series B Redeemable Convertible Preferred Stock were $1.4 million for the six months ended December 31, 2004. The amount of the Series B Redeemable Convertible Preferred Stock dividend recognized for financial reporting purposes for the six months ended December 31, 2004, is composed of the amount of the dividend payable and paid to the holders of the Series B Redeemable Convertible Preferred Stock of $2.2 million offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.8 million.

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

(12) COMMON STOCK

At December 31, 2004 and June 30, 2004, we were authorized to issue up to 150,000,000 shares of common stock with a par value of $0.01 per share. At December 31, 2004 and June 30, 2004, there were 41,577,440 shares and 41,114,494 shares issued and outstanding, respectively. Our Senior Secured Working Capital Credit Facility, Senior Subordinated Notes and the certificate of designations of our Series B Redeemable Convertible Preferred Stock contain restrictions on the payment of dividends on our common stock.

We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the applicable vesting dates. The market value of shares awarded under the plan is recorded in common stockholders' equity as deferred stock-based compensation. Information about restricted common stock activity for the six months ended December 31, 2004, and the year ended June 30, 2004 is as follows:

	Total shares	Vested shares	Unvested shares

Outstanding at June 30, 2003	1,814,699	298,520	1,516,179
Granted	536,000	—	536,000
Cancelled	(71,095)	—	(71,095)
Repurchased	(101,601)	(101,601)	—
Vested	—	356,876	(356,876)

Outstanding at June 30, 2004	2,178,003	553,795	1,624,208
Granted	689,200	—	689,200
Cancelled	(119,500)	—	(119,500)
Repurchased	(125,354)	(125,354)	—
Vested	—	400,958	(400,958)

Outstanding at December 31, 2004	2,622,349	829,399	1,792,950

On October 25, 2004, we granted awards of 689,200 shares of restricted common stock to key employees. The deferred stock based compensation associated with those awards was approximately $4.2 million, which will be amortized into income over their respective four-year vesting period.

Amortization of deferred compensation of approximately $0.6 million and $0.7 million is included in selling, general and administrative expense for the three months ended December 31, 2004 and 2003, respectively. Amortization of deferred compensation of approximately $1.3 million and $1.3 million is included in selling, general and administrative expense for the six months ended December 31, 2004 and 2003, respectively.

(13) STOCK OPTIONS

Information about stock option activity for the six months ended December 31, 2004 and the year ended June 30, 2004, is as follows:

	1997 Plan
	Shares	Weighted average exercise price

Outstanding at June 30, 2003	1,004,500	$4.51
Cancelled	(53,500)	4.73
Exercised	(65,500)	4.85

Outstanding at June 30, 2004	885,500	4.48
Cancelled	(18,000)	3.75
Exercised	(18,600)	4.19

Outstanding at December 31, 2004	848,900	$4.50

Exercisable at December 31, 2004	589,400	$4.71

Information about stock options outstanding at December 31, 2004, is as follows:

				Options exercisable
	Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices	Number exercisable	Weighted average exercise prices

1997 Plan	$3.75 - 7.25	836,400	6.0	$4.38	576,900	$4.55
	$11.00 - 13.50	11,500	4.0	$11.65	11,500	$11.65
	$17.25	1,000	2.7	$17.25	1,000	$17.25

		848,900			589,400

(14) WARRANTS

On November 23, 2004, we granted to MSCG warrants to acquire 5.5 million shares of our common stock at an exercise price of $6.60 per share as partial consideration for agreeing to enter into a 7-year product supply agreement. The fair value of the warrants at the grant date of approximately $14.6 million was recorded as an increase to other assets (product supply agreement—see Note 7 of Notes to consolidated financial statements) and additional paid-in capital. The primary assumptions used to estimate the fair value of the warrants using the Black-Scholes option-pricing model were as follows: no dividend yield, expected volatility of 41%, risk-free interest rate of 3.62%, and a contractual life of 5.3 years.

(15) COMMITMENTS AND CONTINGENCIES

Transportation and Deficiency Agreements.    In connection with our sale of two product distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to approximately $0.7 million per year for a five-year period through June 30, 2006. At June 30, 2004, we recognized an accrued liability of approximately $0.4 million representing our estimate of the future amounts we expect to pay for the shortfall in volumes for the remainder of the term of the agreement. During the six months ended December 31, 2004, we paid approximately $50,000 as settlement for our shortfall in volumes for the year ended June 30, 2004.

We also are subject to three transportation and deficiency ("T&D's") agreements with three separate interstate pipeline companies. At December 31, 2004 and June 30, 2004, we have recognized an accrued liability of approximately $0.5 million and $0.5 million, respectively, representing our estimate of the future amounts we expect to pay for our estimated shortfall in volumes for the remainder of the term of the agreements.

At December 31, 2004 and June 30, 2004, we included approximately $0.8 million and $0.9 million, respectively, of prepaid transportation in other assets since we have a contractual right, after the end of the term of the T&D agreements, to apply the amounts to charges for using the interstate pipeline in the future (see Note 7 of Notes to consolidated financial statements). During the six months ended December 31, 2004, we applied approximately $56,000 of our prepaid transportation to charges for using the interstate pipelines during the period.

(in thousands)	June 30, 2004	Payments during the period	Amounts applied during the period	Change in estimate during the period	December 31, 2004

Other assets—prepaid transportation	$862	$—	$(56)	$—	$806

Accrued liability—T&D obligations	$(921)	$50	$—	$—	$(871)

Operating Leases.    At December 31, 2004, future minimum lease payments under our non-cancelable operating leases are as follows (in thousands):

Years ending June 30:	Office space	Vessel charters	Terminal and pipeline capacity	Property and equipment

2005 (Remainder of the year)	$654	$1,739	$1,550	$136
2006	1,530	—	2,133	199
2007	1,576	—	1,511	126
2008	1,535	—	1,082	56
2009	1,516	—	117	—
Thereafter	3,963	—	88	—

	$10,774	$1,739	$6,481	$517

Rental expense under operating leases is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Office space	$441	$470	$800	$857
Vessel charters	2,627	7,618	5,760	14,229
Terminal and pipeline capacity	1,233	1,321	2,474	2,651
Property and equipment	103	119	238	262

	$4,404	$9,528	$9,272	$17,999

(16) EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted weighted average shares (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Basic weighted average shares	39,739	39,364	39,598	39,271
Effect of dilutive securities:
Restricted common stock subject to continuing vesting requirements	227	—	229	—
Stock options	223	—	252	—

Diluted weighted average shares	40,189	39,364	40,079	39,271

We exclude potentially dilutive securities from our computation of diluted earnings per share when their effect would be anti-dilutive. The following securities were excluded from the dilutive earnings per share computation for the three months ended December 31, 2004, as their inclusion would have been anti-dilutive (in thousands):

December 31, 2004

Common stock issuable upon exercise of stock options	63
Restricted common stock subject to continuing vesting requirements	1,084
Common stock issuable upon exercise of MSCG warrants	5,500
Common stock issuable upon conversion of Series B Redeemable Convertible Preferred stock	11,209

17,856

For the three months ended December 31, 2004, the stock options had a weighted average exercise price of $8.22 per share, and the warrants had a weighted average exercise price of $6.60 per share.

(17) BUSINESS SEGMENTS

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Terminals, pipelines, and tugs and barges:
Historical facilities	$8,516	$9,504	$17,337	$19,401
Coastal Fuels assets	3,552	4,165	6,796	7,305

Adjusted net operating margins	12,068	13,669	24,133	26,706

Supply, distribution and marketing:
Light oils:
Rack spot margins	4,232	3,432	6,148	5,314
Contract margins	8,133	2,526	10,882	3,871
Inventory roll benefit	3,618	2,634	4,501	1,915
Bulk activities and other (deficiencies) margins	6,793	(262)	1,284	2,922
Heavy oils—contract margins	5,406	3,424	7,976	4,864
Supply chain management services margins	3,608	4,070	6,648	6,421
Trading activities, net	10,649	457	9,646	2,588

Adjusted net operating margins	42,439	16,281	47,085	27,895

Total adjusted net operating margins	$54,507	$29,950	$71,218	$54,601

Reconciliation to Earnings Before Income Taxes:
Adjusted net operating margins	$54,507	$29,950	$71,218	$54,601
Inventory adjustments:
Gains recognized on beginning inventories—discretionary volumes	4,405	3,067	2,330	5,855
Gains deferred on ending inventories—discretionary volumes	(6,093)	(15,469)	(6,093)	(15,469)
Increase (decrease) in FIFO cost basis of base operating inventory volumes	(18,715)	5,504	2,870	5,718
Lower of cost or market write-down on base operating inventory volumes	(2,496)	(271)	(2,496)	(2,333)
Other Items:
Selling, general and administrative expenses	(11,802)	(10,157)	(22,235)	(19,682)
Depreciation and amortization	(5,727)	(5,932)	(11,534)	(11,469)
Lower of cost or market write-downs on product linefill and tank bottom volumes	—	(17)	—	(49)
Loss on disposition of assets, net	—	(805)	(3,599)	(805)

Operating income	14,079	5,870	30,461	16,367
Other expense, net	(6,998)	(7,442)	(16,999)	(14,645)

Earnings (loss) before income taxes	$7,081	$(1,572)	$13,462	$1,722

Supplemental information regarding our revenues for our business segments is summarized below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Terminals, pipelines, and tugs and barges:
Revenues from external customers	$11,115	$10,564	$22,296	$22,969
Inter-segment revenues	16,407	15,516	31,698	30,292

Total revenues	$27,522	$26,080	$53,994	$53,261

Supply, distribution and marketing:
Revenues from external customers	$2,512,471	$2,148,365	$5,517,063	$4,671,918
Inter-segment revenues	—	—	—	—

Total revenues	$2,512,471	$2,148,365	$5,517,063	$4,671,918

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED DECEMBER 31, 2004

Due to concerns expressed by rating agencies regarding our increasing levels of debt borrowings to support our discretionary inventory in light of high commodity prices coupled with increasing costs to execute our risk management strategies due to decreasing correlation between the physical and futures markets, management decided to explore the possibility of outsourcing our light oils origination activities with the objectives of reducing our discretionary inventory levels and related borrowings under our senior secured working capital credit facility and dampening the volatility of our reported net operating margins from our supply, distribution, and marketing activities.

On November 4, 2004, we executed a product supply agreement with Morgan Stanley Capital Group Inc. ("MSCG"). The product supply agreement expires on December 31, 2011, subject to provisions for early termination. Under the terms of the product supply agreement, MSCG will be our principal supplier of gasoline and distillate to our existing marketing and distribution business at terminals connected to the Colonial and Plantation Pipelines and our Florida waterborne terminals at market-based rates. MSCG will begin supplying certain of our terminals during January 2005 with complete implementation expected during February 2005.We will accept title and risk of loss to the products from MSCG upon discharge of the products from the delivering pipelines and vessels into our tank storage capacity at the respective terminals.

On November 23, 2004, in connection with the closing of the product supply agreement and as partial consideration for MSCG entering into the product supply agreement, we issued warrants to MSCG to purchase 5.5 million shares of TransMontaigne Inc. common stock at an exercise price equal to $6.60 per share, subject to adjustments in accordance with the terms and conditions of the warrant certificate.

Based on our discretionary inventory levels at December 31, 2004, the product supply agreement with MSCG should enable us to liquidate approximately 2.5 million to 3.5 million barrels of our discretionary inventory volumes by March 31, 2005. We anticipated using the proceeds for the liquidation of the discretionary inventory volumes to repay outstanding borrowings under our senior secured working capital credit facility. Under the terms of the product supply agreement, MSCG will be responsible for the origination and transportation of gasolines and distillates to most of our terminals. As such, we expect to eliminate most of our bulk activities related to light oil products.

RESULTS OF OPERATIONS—MARKET CONDITIONS

Prices for refined petroleum products were higher during the three and six months ended December 31, 2004, as compared to the same period in 2003, resulting in higher per unit revenues from the sales of refined petroleum products. Prices for unleaded gasoline in the bulk market averaged $1.21 per gallon during the three months ended December 31, 2004. Prices for distillates in the bulk market averaged $1.34 per gallon during the three months ended December 31, 2004. During the three months ended December 31, 2004, the NYMEX futures market anticipated rising prices as the prices in the prompt month were slightly in excess of the prices in the current month.

Per unit margins were favorably impacted by declining distillate inventories available in the interior wholesale delivery markets due principally to increased demand for distillates, principally heating oil, in the Northeast, which caused shipping capacity on common carrier pipelines to be pro rated and, thereby, increased distillate value in the interior wholesale delivery markets.

We continue to believe that there is a reasonably possible likelihood that the refined petroleum products market will experience in the future a decrease in the correlation between the cash market and the futures market, such as, the one that we experienced in May 2004. A decrease in the correlation between the cash market and the futures market results in an increase in the cost of managing the commodity price risk associated with our discretionary inventories held for immediate sale or exchange. The overall high level of commodity prices combined with the possibility of an increase in the cost of managing the commodity price risk associated with our discretionary inventories held for immediate sale or exchange resulted in us distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the three months ended December 31, 2004, resulting in lower inventory volumes available for rack spot sales.

RESULTS OF OPERATIONS—BUSINESS SEGMENTS

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

Terminals, pipelines, tugs and barges—adjusted net operating margins

Our adjusted net operating margins for the terminal, pipelines, tugs and barges segment are identical to the net operating margins for such segment described below under "Results of Operations—Historical

Financial Statements." Selected quarterly adjusted net operating margins for the terminal, pipelines, tugs and barges segment for the three and six months ended December 31, 2004 and 2003, are summarized below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Terminals, pipelines, and tugs and barges:
Historical facilities
Revenues	$17,602	$17,253	$34,542	$34,894
Direct operating costs and expenses	(9,086)	(7,749)	(17,205)	(15,493)

Net operating margins	$8,516	$9,504	$17,337	$19,401

Coastal Fuels assets
Revenues	$9,920	$8,827	$19,452	$18,367
Direct operating costs and expenses	(6,368)	(4,662)	(12,656)	(11,062)

Net operating margins	$3,552	$4,165	$6,796	$7,305

Total net operating margins	$12,068	$13,669	$24,133	$26,706

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

Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for the three and six months ended December 31, 2004 and 2003, are summarized below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Supply, distribution and marketing:
Light oils:
Rack spot margins	$4,232	$3,432	$6,148	$5,314
Contract margins	8,133	2,526	10,882	3,871
Inventory roll benefit	3,618	2,634	4,501	1,915
Bulk activities and other (deficiencies) margins	6,793	(262)	1,284	2,922
Heavy oils—contract margins	5,406	3,424	7,976	4,864
Supply chain management services margins	3,608	4,070	6,648	6,421
Trading activities, net	10,649	457	9,646	2,588

Adjusted net operating margins	$42,439	$16,281	$47,085	$27,895

Light Oils.    Rack spot margins were $4.2 million and $3.4 million for the three months ended December 31, 2004 and 2003, respectively, on volumes of approximately 32,000 and 116,000 barrels per day, respectively. Contract sales margins were approximately $8.1 million and $2.5 million for the three months ended December 31, 2004 and 2003, respectively, on volumes of approximately 177,000 and 166,000 barrels per day, respectively. For the three months ended December 31, 2004, the adjusted net operating margins from our rack spot sales and contract sales improved over the comparable period in 2003, due principally to favorable per unit margins.

Rack spot margins were $6.1 million and $5.3 million for the six months ended December 31, 2004 and 2003, respectively, on volumes of approximately 41,000 and 129,000 barrels per day, respectively. Contract sales margins were approximately $10.9 million and $3.9 million for the six months ended December 31, 2004 and 2003, respectively, on volumes of approximately 186,000 and 160,000 barrels per day, respectively. For the six months ended December 31, 2004, the adjusted net operating margins from our rack spot sales and contract sales improved over the comparable period in 2003, due principally to favorable per unit margins.

Inventory Roll Benefit.    The inventory roll benefit represents the increase in the value of our discretionary volumes held for immediate sale or exchange from carrying inventory to future periods in a rising forward price environment. During the three months ended December 31, 2004, the forward price curve indicated that the prices in the prompt month were in excess of the prices in the current month resulting in an inventory roll benefit for both gasoline and distillate.

Bulk Activities and Other (Deficiencies) Margins.    The adjusted net operating margins (deficiencies) from our bulk activities and other increased to approximately $6.8 million in the three months ended December 31, 2004 from approximately $(0.3) million during the same period in 2003 due principally to an opportunity during November and December 2004 to purchase gasoline and distillates in the Gulf Coast region at a favorable spread to the respective prompt month NYMEX contract (i.e., weak basis) due to refiners disposing of their refined product inventories in the bulk market prior to December 31, 2004, to mitigate their inventory tax assessments.

Heavy Oils—Contract Margins.    The Coastal Fuels assets contributed heavy oil margins of approximately $5.4 million and $3.4 million during the three months ended December 31, 2004 and

2003, respectively, and approximately $8.0 million and $4.9 million during the six months ended December 31, 2004 and 2003, respectively. The increase in heavy oil margins is due principally to improved unit margins during 2004 as compared to 2003.

Supply Chain Management Services Margins.    For the three months ended December 31, 2004 and 2003, the adjusted net operating margins from our supply chain management services were approximately $3.6 million and $4.1 million, respectively, on volumes of approximately 30,000 and 24,000 barrels per day, respectively. For the six months ended December 31, 2004 and 2003, the adjusted net operating margins from our supply chain management services were approximately $6.6 million and $6.4 million, respectively, on volumes of approximately 31,000 and 24,000 barrels per day, respectively. The increase in supply chain management services margins was due principally to additional volumes delivered to our existing customer base offset by a decrease in unit margins during 2004 as compared to 2003.

Trading Activities, Net.    The adjusted net operating margins from our trading activities were due principally to short positions taken in the NYMEX options market in anticipation of the liquidation of certain in-transit product inventory volumes upon complete implementation of the MSCG supply agreement.

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Reconciliation to net operating margins:
Adjusted net operating margins	$42,439	$16,281	$47,085	$27,895
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	4,405	3,067	2,330	5,855
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(6,093)	(15,469)	(6,093)	(15,469)
Increase (decrease) in FIFO cost basis of base operating inventory volumes	(18,715)	5,504	2,870	5,718
Lower of cost or market write-downs on base operating volumes	(2,496)	(271)	(2,496)	(2,333)

Net operating margins—Historical financial statements	$19,540	$9,112	$43,696	$21,666

During September 2004, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at September 30, 2004 exceeding their cost basis by approximately $4.4 million. The "Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange" represents the net operating margins recognized on the subsequent sale of those inventories to customers during the three months ended December 31, 2004. During December 2004, we experienced increases in certain commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at December 31, 2004 exceeding their cost basis by approximately $6.1 million.

During the three months ended December 31, 2004, we decreased the carrying amount of our base operating inventory volumes by approximately $18.7 million due to lower commodity prices during December 2004 as compared to September 2004.

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three and six months ended December 31, 2004 and 2003 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Net operating margins(1):
Supply, distribution, and marketing	$19,540	$9,112	$43,696	$21,666
Terminals, pipelines, tugs and barges	$12,068	$13,669	$24,133	$26,706
Operating income	$14,079	$5,870	$30,461	$16,367
Earnings (loss) before income taxes	$7,081	$(1,572)	$13,462	$1,722
Net earnings (loss)	$4,249	$(943)	$8,077	$1,033
Net cash used in operating activities	$(113,082)	$(23,088)	$(116,506)	$(39,962)
Net cash used in investing activities	$(171)	$(6,692)	$(12,561)	$(14,111)
Net cash provided by financing activities	$107,535	$28,372	$130,293	$42,640

(1)
Net operating margins represents revenues, less cost of product sold and other direct operating costs and expenses.

THREE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

We reported net earnings of $4.2 million for the three months ended December 31, 2004, compared to a net loss of $(0.9) million for the three months ended December 31, 2003. After earnings allocable to preferred stock, the net earnings attributable to common stockholders was $3.1 million for the three months ended December 31, 2004, compared to a net loss of $(1.6) million for the three months ended December 31, 2003. Basic earnings (loss) per common share for the three months ended December 31, 2004 and 2003, was $0.08 and $(0.04), respectively, based on 39.7 million and 39.4 million weighted average common shares outstanding, respectively. Diluted earnings (loss) per common share for the three months ended December 31, 2004 and 2003, was $0.08 and $(0.04), respectively, based upon 40.2 million and 39.4 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the three months ended December 31, 2004 were $12.1 million, compared to $13.7 million for the three months ended December 31, 2003. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended December 31,
	2004	2003

Throughput and additive injection fees, net	$9,925	$9,882
Storage fees	9,088	8,649
Pipeline transportation fees	1,087	1,302
Tugs and barges	3,499	2,794
Management fees and cost reimbursements	1,313	1,258
Other	2,610	2,195

Revenues	27,522	26,080
Less direct operating costs and expenses	(15,454)	(12,411)

Net operating margins	$12,068	$13,669

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the three months ended December 31, 2004 and 2003, we averaged approximately 50,000 and 52,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput and additive injection fees, net were approximately $9.9 million and $9.9 million for the three months ended December 31, 2004 and 2003, respectively. Terminal throughput and additive injection fees, net for the three months ended December 31, 2004 includes a decrease in throughput volumes offset by an increase in the rates charged for each barrel of product that is distributed at our terminals. For the three months ended December 31, 2004 and 2003, we averaged approximately 274,000 barrels and 325,000 barrels per day, respectively, of throughput volumes at our terminals, including volumes under exchange agreements.

Included in the terminal throughput and additive injection fees, net for the three months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $8.4 million and $8.9 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $9.1 million and $8.6 million for the three months ended December 31, 2004 and 2003, respectively. The increase of $0.5 million in storage fees was due principally to increases of approximately $0.4 million at our Coastal Fuels assets and approximately $0.1 million at our Brownsville, Texas facilities.

Included in the terminal storage fees for the three months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.5 million and $2.7 million, respectively.

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

For the three months ended December 31, 2004 and 2003, we earned pipeline transportation fees of approximately $1.1 million and $1.3 million, respectively.

Included in the pipeline transportation fees for the three months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.1 million and $1.0 million, respectively.

Tugs and Barges.    In Florida, we currently own and operate 11 tugboats and 16 barges that deliver product to cruise ships and other marine vessels for refueling and to transport third-party product from our storage tanks to our customers' facilities. Our tugboats earn fees for providing docking and other ship-assist services to cruise and cargo ships and other marine vessels. Bunkering fees are based on the volume and type of product sold, transportation fees are based on the volume of product that is shipped and the distance to the delivery point, and docking and other ship-assist services are based on a per docking per tugboat basis.

For the three months ended December 31, 2004 and 2003, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $3.5 million and $2.8 million, respectively.

Included in the tugs and barges fees for the three months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $1.8 million, respectively.

Management Fees and Cost Reimbursements.    We manage and operate for a major oil company 17 terminals that are adjacent to our Southeast facilities and receive a reimbursement of costs. We also manage and operate for a foreign oil company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility.

For the three months ended December 31, 2004 and 2003, we earned management fees and cost reimbursements from our terminal and pipeline operations of approximately $1.3 million and $1.3 million, respectively.

Other Revenues.    In addition to providing storage and distribution services at our terminal facilities, we also provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our supply, distribution and marketing operation resulting from the excess of product deposited by third parties into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals.

For the three months ended December 31, 2004 and 2003, other revenues from our terminals, pipelines, and tugs and barges operations was approximately $2.6 million and $2.2 million, respectively.

Included in other revenues for the three months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.6 million and $1.2 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the three months ended December 31, 2004 and 2003, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $15.5 million and $12.4 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended December 31,
	2004	2003

Wages and employee benefits	$6,613	$5,512
Utilities and communication charges	964	920
Repairs and maintenance	3,945	3,098
Property and casualty insurance costs	855	787
Office, rentals and property taxes	1,460	1,157
Vehicles and fuel costs	668	463
Environmental compliance costs	853	860
Other	307	255
Less—property and environmental insurance recoveries	(211)	(641)

Direct operating costs and expenses	$15,454	$12,411

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the three months ended December 31, 2004, were $19.5 million, compared to $9.1 million for the three months ended December 31, 2003.

The net operating margins (deficiencies) from our supply, distribution and marketing operations are as follows (in thousands):

	Three months ended December 31,
	2004	2003

Rack spot sales	$162,779	$388,924
Contract sales	1,026,841	663,507
Bulk sales	1,176,400	1,018,630
Supply chain management services	146,451	77,304

Total revenues	2,512,471	2,148,365
Cost of product sold	(2,552,796)	(2,110,516)

Net margin (deficiency) before other direct costs and expenses	(40,325)	37,849
Other direct costs and expenses:
Net gains (losses) on risk management activities	27,668	(18,112)
Change in unrealized gains (losses) on derivative contracts	34,693	(10,354)
Lower of cost or market write-downs on base operating volumes	(2,496)	(271)

Net operating margins	$19,540	$9,112

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

Rack Spot Sales.    Rack spot sales are sales to commercial and industrial end-users, independent retailers, cruise-ship operators and jobbers that do not involve continuing contractual obligations to purchase or deliver product. Rack spot sales are priced and delivered on a daily basis through truck loading racks or marine fueling equipment. Our selling price of a particular product on a particular day at a particular terminal is a function of our supply at that terminal, our estimate of the costs to replenish the product at that terminal, our desire to reduce inventory levels at that terminal that day, and other factors. Rack spot sales are recognized as revenues when the product is delivered to the customer through the truck loading rack or marine fueling equipment.

Rack spot sales were approximately $162.8 million and $388.9 million for the three months ended December 31, 2004 and 2003, respectively. The decrease of approximately $226.1 million is due principally to a decrease in volumes made available to our rack spot customers offset by higher commodity prices during 2004. The increase in commodity prices resulted in our distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the quarter ended December 31, 2004, resulting in lower inventory volumes available for rack spot sales. For the three months ended December 31, 2004 and 2003, we averaged approximately 32,000 and 116,000 barrels per day, respectively, of delivered volumes under rack spot sales.

Contract Sales.    Contract sales are sales to commercial and industrial end users, independent retailers, cruise-ship operators, and jobbers that are made pursuant to negotiated contracts, generally ranging from one to six months in duration. Contract sales provide these customers with a specified volume of product during the agreement term. At the customer's option, the pricing of the product delivered under a contract sale may be fixed at a stipulated price per gallon, or it may vary based on changes in published indices. Contract sales are recognized as revenues when the product is delivered to the customer through the truck loading rack or marine fueling equipment.

Contract sales were approximately $1,026.8 million and $663.5 million for the three months ended December 31, 2004 and 2003, respectively. The increase of approximately $363.3 million is due principally to the combination of higher commodity prices and increased volumes delivered to our contract customers. We have increased the volumes delivered under contract due principally to our customers' concerns over the potential for a lack of supply in the wholesale markets. For the three months ended December 31, 2004 and 2003, we averaged approximately 215,000 and 204,000 barrels per day, respectively, of delivered volumes under contract sales.

Bulk Sales.    Bulk sales are sales of large quantities of product to wholesalers, distributors, and marketers in major cash markets. We also make bulk sales of products prior to their scheduled delivery to us while the product is being transported in the common carrier pipelines or by barge or vessel. Bulk sales are recognized as revenues when the title to the product is transferred to the customer, which generally occurs upon confirmation of the terms of the sale.

Bulk sales were approximately $1,176.4 million and $1,018.6 million for the three months ended December 31, 2004 and 2003, respectively. The increase of approximately $157.8 million is due principally to higher commodity prices offset by a decrease in volumes transferred to our bulk customers. We have decreased the volumes transferred to our bulk customers due principally to a reduction in the number of barrels we maintain in the bulk markets as a result of higher commodity prices. For the three months ended December 31, 2004 and 2003, we averaged approximately 242,000 and 309,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Sales pursuant to supply chain management services contracts were approximately $146.5 million and $77.3 million for the three months ended December 31, 2004 and 2003, respectively. The increase of approximately $69.2 million is due principally to higher commodity prices and additional volumes delivered to our existing customer base. For the three months ended December 31, 2004 and 2003, we averaged approximately 30,000 barrels and 24,000 barrels per day, respectively, of delivered volumes under supply chain management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $2,552.8 million and $2,110.5 million for the three months ended December 31, 2004 and 2003, respectively. Cost of product sold is as follows (in thousands):

	Three months ended December 31,
	2004	2003

Inventory product costs	$2,512,661	$2,058,022
Transportation and related charges	25,245	37,778
Throughput, storage and related charges	14,113	14,198
Other	777	518

Cost of product sold	$2,552,796	$2,110,516

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

When we purchase refined petroleum products, we enter into futures contracts to sell a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately sell the underlying inventory to a customer, we unwind the related risk management contract. In order to effectively manage commodity price risk, we must predict when we will sell the underlying product. If we fail to accurately predict the timing of those future sales, and the product remains in our inventory longer than the expiration date of the futures contract, we must settle the old futures contract and enter into a new futures contract to sell the product to manage the commodity price risk against the same inventory. We refer to this as "rolling" the risk management contracts. During a period of rising prices, our risk management contracts (i.e., short futures contracts) that are entered into to reduce our risk to commodity price changes associated with our discretionary inventory volumes held for immediate sale or exchange will decline in value resulting in a loss. During a period of declining prices, our risk management contracts that are entered into to reduce our risk to commodity price changes associated with our discretionary inventory volumes held for immediate sale or exchange will increase in value resulting in a gain.

Net gains (losses) on risk management activities were approximately $27.7 million and $(18.1) million for the three months ended December 31, 2004 and 2003, respectively.

Lower of Cost or Market Write-Downs on Base Operating Volumes.    During the three months ended December 31, 2004 and 2003, we recognized impairment losses of approximately $2.5 million and $0.3 million, respectively, due to lower of cost or market write-downs on certain base operating volumes due principally to declining prices at the end of the period.

Costs and expenses

Selling, general and administrative expenses for the three months ended December 31, 2004, were $11.8 million, compared to $10.2 million for the three months ended December 31, 2003. Selling, general and administrative expenses are as follows (in thousands):

	Three months ended December 31,
	2004	2003

Wages and employee benefits	$9,566	$7,483
Office costs, utilities and communication charges	1,010	1,636
Accounting and legal expenses	591	281
Property and casualty insurance	227	131
Other	408	626

Selling, general and administrative expenses	$11,802	$10,157

During the three months ended December 31, 2004, we accrued bonuses of approximately $2.0 million to compensate our employees for their performance during the six months ended December 31, 2004. The accrued bonuses are expected to be paid to employees in February 2005.

Depreciation and amortization for the three months ended December 31, 2004 and 2003, was $5.7 million and $5.9 million, respectively. The decrease of $0.2 million in depreciation and amortization for the three months ended December 31, 2004 as compared to December 31, 2003 is due principally to the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan.

During the three months ended December 31, 2004 and 2003, we recognized impairment losses of approximately $nil and $17,000, respectively, due to write-downs on certain product linefill and tank bottom volumes.

Loss on disposition of assets, net for the three months ended December 31, 2004 and 2003 was approximately $nil and $0.8 million, respectively. On December 30, 2003, we sold our CETEX pipeline system for approximately $0.4 million, resulting in a loss on disposition of assets of approximately $0.7 million.

Other income and expenses

Interest income for the three months ended December 31, 2004, was $62,000, as compared to $80,000 for the three months ended December 31, 2003. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings under our Senior Secured Working Capital Credit Facility and commodity margin loan.

Interest expense for the three months ended December 31, 2004, was $6.6 million, compared to $6.7 million during the three months ended December 31, 2003. Interest expense is as follows (in thousands):

	Three months ended December 31,
	2004	2003

Senior secured working capital credit facility	$1,610	$—
Senior subordinated notes	4,562	4,646
Former credit facility	—	1,906
Letters of credit	425	99
Commodity margin loan	21	52

Interest expense	$6,618	$6,703

Other financing costs, net for the three months ended December 31, 2004, were $0.4 million, compared to $0.8 million for the three months ended December 31, 2003. The decrease of $0.4 million in other financing costs, net was due principally to a decrease of approximately $0.4 million in amortization of deferred debt issuance costs. On September 13, 2004, we repaid our Former Credit Facility.

Income taxes

Income tax expense (benefit) was $2.8 million and $(0.6) million for the three months ended December 31, 2004 and 2003, respectively, which represents an effective combined federal and state income tax rate of 40% and 40%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $0.7 million and $0.7 million for the three months ended December 31, 2004 and 2003, respectively. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred Stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock of approximately $80.9 million will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $72.9 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For the three months ended December 31, 2004 and 2003, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million and $1.1 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million and $0.4 million, respectively.

SIX MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2003

We reported net earnings of $8.1 million for the six months ended December 31, 2004, compared to net earnings of $1.0 million for the six months ended December 31, 2003. After earnings allocable to preferred stock, the net earnings (loss) attributable to common stockholders was $5.9 million for the six months ended December 31, 2004, compared to $(0.3) million for the six months ended December 31, 2003. Basic earnings (loss) per common share for the six months ended December 31, 2004 and 2003, was $0.15 and $(0.01), respectively, based on 39.6 million and 39.3 million weighted average common shares outstanding, respectively. Diluted earnings (loss) per common share for the six months ended December 31, 2004 and 2003, was $0.15 and $(0.01), respectively, based upon 40.1 million and 39.3 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the six months ended December 31, 2004 were $24.1 million, compared to $26.7 million for the three months ended December 31, 2003. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Six months ended December 31,
	2004	2003

Throughput and additive injection fees, net	$20,236	$20,308
Storage fees	18,132	18,059
Pipeline transportation fees	1,805	2,051
Tugs and barges	6,799	5,607
Management fees and cost reimbursements	2,525	2,365
Other	4,497	4,871

Revenues	53,994	53,261
Less direct operating costs and expenses	(29,861)	(26,555)

Net operating margins	$24,133	$26,706

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the six months ended December 31, 2004 and 2003, we averaged approximately 48,000 and 52,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput and additive injection fees, net were approximately $20.2 million and $20.3 million for the six months ended December 31, 2004 and 2003, respectively. The decrease of approximately $0.1 million is due principally to a decrease in throughput volumes offset by an increase in the rates charged for each barrel of product that is distributed at our terminals. For the six months ended December 31, 2004 and 2003, we averaged approximately 283,000 barrels and 335,000 barrels per day, respectively, of throughput volumes at our terminals, including volumes under exchange agreements.

Included in the terminal throughput and additive injection fees, net for the six months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $17.2 million and $17.9 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored. Terminal storage fees were approximately $18.1 million and $18.1 million for the six months ended December 31, 2004 and 2003, respectively.

Included in the terminal storage fees for the six months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $7.0 million and $5.4 million, respectively.

Pipeline Transportation Fees.    We own an interstate products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline"), together with associated terminal facilities at Mt. Vernon and Rogers. We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. We also earn transportation fees at our Port Everglades pipeline hydrant system based on the volume of product delivered to cruise ships and freight vessels. For the six months ended December 31, 2004 and 2003, we earned pipeline transportation fees of approximately $1.8 million and $2.1 million, respectively.

Included in the pipeline transportation fees for the six months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $1.7 million, respectively.

Tugs and Barges.    In Florida, we currently own and operate 11 tugboats and 16 barges that deliver product to cruise ships and other marine vessels for refueling and to transport third-party product from our storage tanks to our customers' facilities. Our tugboats earn fees for providing docking and other ship-assist services to cruise and cargo ships and other marine vessels. Bunkering fees are based on the volume and type of product sold, transportation fees are based on the volume of product that is shipped and the distance to the delivery point, and docking and other ship-assist services are based on a per docking per tugboat basis. For the six months ended December 31, 2004 and 2003, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $6.8 million and $5.6 million, respectively.

Included in the tugs and barges fees for the six months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.2 million and $3.3 million, respectively.

Management Fees and Cost Reimbursements.    We manage and operate for a major oil company 17 terminals that are adjacent to our Southeast facilities and receive a reimbursement of costs. We also manage and operate for a foreign oil company a bi-directional products pipeline connected to our

Brownsville, Texas terminal facility. For the six months ended December 31, 2004 and 2003, we earned management fees and cost reimbursements from our terminal and pipeline operations of approximately $2.5 million and $2.4 million, respectively.

Other Revenues.    In addition to providing storage and distribution services at our terminal facilities, we also provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our supply, distribution and marketing operation resulting from the excess of product deposited by third parties into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. For the six months ended December 31, 2004 and 2003, other revenues from our terminals, pipelines, and tugs and barges operations was approximately $4.5 million and $4.9 million, respectively.

Included in other revenues for the six months ended December 31, 2004 and 2003, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $2.5 million and $2.0 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the six months ended December 31, 2004 and 2003, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $29.9 million and $26.6 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Six months ended December 31,
	2004	2003

Wages and employee benefits	$12,884	$11,565
Utilities and communication charges	1,968	2,126
Repairs and maintenance	8,260	6,541
Property and casualty insurance costs	1,630	1,633
Office, rentals and property taxes	2,863	2,813
Vehicles and fuel costs	1,321	915
Environmental compliance costs	1,438	1,615
Other	545	786
Less—property and environmental insurance recoveries	(1,048)	(1,439)

Direct operating costs and expenses	$29,861	$26,555

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the six months ended December 31, 2004, were $43.7 million, compared to $21.7 million for the six months ended December 31, 2003.

The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Six months ended December 31,
	2004	2003

Rack spot sales	$398,204	$871,758
Contract sales	2,021,419	1,262,567
Bulk sales	2,814,814	2,388,046
Supply chain management services	282,626	149,547

Total revenues	5,517,063	4,671,918
Cost of product sold	(5,506,206)	(4,621,594)

Net margin before other direct costs and expenses	10,857	50,324
Other direct costs and expenses:
Net gains (losses) on risk management activities	17,263	(18,496)
Change in unrealized gains (losses) on derivative contracts	18,072	(8,043)
Lower of cost or market write-downs on base operating volumes	(2,496)	(2,119)

Net operating margins	$43,696	$21,666

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

Rack Spot Sales.    Rack spot sales are sales to commercial and industrial end-users, independent retailers, cruise-ship operators and jobbers that do not involve continuing contractual obligations to purchase or deliver product. Rack spot sales are priced and delivered on a daily basis through truck loading racks or marine fueling equipment. Our selling price of a particular product on a particular day at a particular terminal is a function of our supply at that terminal, our estimate of the costs to replenish the product at that terminal, our desire to reduce inventory levels at that terminal that day, and other factors. Rack spot sales are recognized as revenues when the product is delivered to the customer through the truck loading rack or marine fueling equipment.

Rack spot sales were approximately $398.2 million and $871.8 million for the six months ended December 31, 2004 and 2003, respectively. The decrease of approximately $473.6 million is due principally to a decrease in volumes made available to our rack spot customers offset by higher commodity prices during 2004. The increase in commodity prices resulted in our distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the six months ended December 31, 2004, resulting in lower inventory volumes available for rack spot sales. For the six months ended December 31, 2004 and 2003, we averaged approximately 41,000 and 129,000 barrels per day, respectively, of delivered volumes under rack spot sales.

Contract Sales.    Contract sales are sales to commercial and industrial end users, independent retailers, cruise-ship operators, and jobbers that are made pursuant to negotiated contracts, generally ranging from one to six months in duration. Contract sales provide these customers with a specified volume of product during the agreement term. At the customer's option, the pricing of the product delivered under a contract sale may be fixed at a stipulated price per gallon, or it may vary based on changes in published indices. Contract sales are recognized as revenues when the product is delivered to the customer through the truck loading rack or marine fueling equipment.

Contract sales were approximately $2,021.4 million and $1,262.6 million for the six months ended December 31, 2004 and 2003, respectively. The increase of approximately $758.8 million is due principally to the combination of higher commodity prices and increased volumes delivered to our contract customers. We have increased the volumes delivered under contract due principally to our customers' concerns over the potential for a lack of supply in the wholesale markets. For the six months ended December 31, 2004 and 2003, we averaged approximately 215,000 and 191,000 barrels per day, respectively, of delivered volumes under contract sales.

Bulk Sales.    Bulk sales are sales of large quantities of product to wholesalers, distributors, and marketers in major cash markets. We also make bulk sales of products prior to their scheduled delivery to us while the product is being transported in the common carrier pipelines or by barge or vessel. Bulk sales are recognized as revenues when the title to the product is transferred to the customer, which generally occurs upon confirmation of the terms of the sale.

Bulk sales were approximately $2,814.8 million and $2,388.0 million for the six months ended December 31, 2004 and 2003, respectively. The increase of approximately $426.8 million is due principally to higher commodity prices offset by a decrease in volumes transferred to our bulk customers. We have decreased the volumes transferred to our bulk customers due principally to a reduction in the number of barrels we maintain in the bulk markets as a result of higher commodity prices. For the six months ended December 31, 2004 and 2003, we averaged approximately 300,000 and 355,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Sales pursuant to supply chain management services contracts were approximately $282.6 million and $149.5 million for the six months ended December 31, 2004 and 2003, respectively. The increase of approximately $133.1 million is due principally to higher commodity prices and additional volumes delivered to our existing customer base. For the six months ended December 31, 2004 and 2003, we averaged approximately 31,000 barrels and 24,000 barrels per day, respectively, of delivered volumes under supply chain management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $5,506.2 million and $4,621.6 million for the six months ended December 31, 2004 and 2003, respectively. Cost of product sold is as follows (in thousands):

	Six months ended December 31,
	2004	2003

Inventory product costs	$5,422,225	$4,522,475
Transportation and related charges	53,299	68,890
Throughput, storage and related charges	29,793	29,116
Other	889	1,113

Cost of product sold	$5,506,206	$4,621,594

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

When we purchase refined petroleum products, we enter into futures contracts to sell a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately sell the underlying inventory to a customer, we unwind the related risk management contract. In order to effectively manage commodity price risk, we must predict when we will sell the underlying product. If we fail to accurately predict the timing of those future sales, and the product remains in our inventory longer than the expiration date of the futures contract, we must settle the old futures contract and enter into a new futures contract to sell the product to manage the commodity price risk against the same inventory. We refer to this as "rolling" the risk management contracts. During a period of rising prices, our risk management contracts (i.e., short futures contracts) that are entered into to reduce our risk to commodity price changes associated with our discretionary inventory volumes held for immediate sale or exchange will decline in value resulting in a loss. During a period of declining prices, our risk management contracts that are entered into to reduce our risk to commodity price changes associated with our discretionary inventory volumes held for immediate sale or exchange will increase in value resulting in a gain.

Net gains (losses) on risk management activities were approximately $17.3 million and $(18.5) million for the six months ended December 31, 2004 and 2003, respectively.

Lower of Cost or Market Write-Downs on Base Operating Volumes.    During the six months ended December 31, 2004 and 2003, we recognized impairment losses of approximately $2.5 million and $2.1 million, respectively, due to lower of cost or market write-downs on certain base operating volumes due principally to declining prices at the end of the period.

Costs and expenses

Selling, general and administrative expenses for the six months ended December 31, 2004, were $22.2 million, compared to $19.7 million for the six months ended December 31, 2003. Selling, general and administrative expenses are as follows (in thousands):

	Six months ended December 31,
	2004	2003

Wages and employee benefits	$17,872	$14,621
Office costs, utilities and communication charges	2,083	2,939
Accounting and legal expenses	987	673
Property and casualty insurance	439	382
Other	854	1,067

Selling, general and administrative expenses	$22,235	$19,682

During the six months ended December 31, 2004, we awarded bonuses of approximately $3.5 million to our employees to retain our employees during the evaluation of our strategic alternatives and to compensate our employees for their performance during the six months ended December 31, 2004.

Depreciation and amortization for the six months ended December 31, 2004 and 2003, was $11.5 million and $11.5 million, respectively.

During the six months ended December 31, 2004 and 2003, we recognized impairment losses of approximately $nil and $49,000, respectively, due to write-downs on certain product linefill and tank bottom volumes.

Loss on disposition of assets, net for the six months ended December 31, 2004, consists of an approximately $3.6 million loss on the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan. Loss on disposition of assets, net for the six months ended December 31, 2003 was approximately $0.8 million. On December 30, 2003, we sold our CETEX pipeline system for approximately $0.4 million, resulting in a loss on disposition of assets of approximately $0.7 million.

Other income and expenses

Dividend income for the six months ended December 31, 2004, was $381,000, compared to $6,000 for the six months ended December 31, 2003. The increase of $375,000 was due principally to the receipt of dividends from Lion Oil Company during the six months ended December 31, 2004.

Interest income for the six months ended December 31, 2004, was $101,000, as compared to $108,000 for the six months ended December 31, 2003. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings under our Senior Secured Working Capital Credit Facility and commodity margin loan.

Interest expense for the six months ended December 31, 2004, was $12.9 million, compared to $13.1 million during the six months ended December 31, 2003. Interest expense is as follows (in thousands):

	Six months ended December 31,
	2004	2003

Senior secured working capital credit facility	$1,799	$—
Senior subordinated notes	9,124	9,199
Former credit facility	1,331	3,729
Letters of credit	627	129
Commodity margin loan	60	70

Interest expense	$12,941	$13,127

Other financing costs, net for the six months ended December 31, 2004, were $4.5 million, compared to $1.6 million for the six months ended December 31, 2003. The increase of $2.9 million in other financing costs, net was due principally to the write-off of debt issuance costs of approximately $3.4 million associated with our Former Credit Facility, offset by a decrease of approximately $0.5 million in amortization of deferred debt issuance costs. On September 13, 2004, we repaid our former bank credit facility.

Income taxes

Income tax expense was $5.4 million and $0.7 million for the six months ended December 31, 2004 and 2003, respectively, which represents an effective combined federal and state income tax rate of 40% and 40%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $1.4 million and $1.4 million for the six months ended December 31, 2004 and 2003, respectively. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred Stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock of approximately $80.9 million will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $72.9 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For the six months ended December 31, 2004 and 2003, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $2.2 million and $2.2 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.8 million and $0.8 million, respectively.

LIQUIDITY, CAPITAL RESOURCES, AND COMMODITY PRICE RISK

At December 31, 2004, our current assets exceeded our current liabilities by $139.5 million, compared to $118.3 million at June 30, 2004. The increase of approximately $21.2 million is due principally to working capital generated by operations of approximately $34.9 million offset by $11.6 million of additions to property, plant, and equipment.

Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market. Inventories—discretionary volumes are as follows (in thousands):

	December 31, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$237,775	5,102	$55,298	1,304
Volumes held for base operations	106,822	2,500	181,412	4,050

Inventories—discretionary volumes	$344,597	7,602	$236,710	5,354

Our volumes held for immediate sale or exchange generally are subject to price risk management. Inventories—discretionary volumes held for immediate sale or exchange are as follows (in thousands):

	December 31, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$103,053	2,271	$13,343	226
Distillates	125,428	2,453	35,937	843
No. 6 oil	9,294	378	6,018	235

Volumes held for immediate sale or exchange	$237,775	5,102	$55,298	1,304

Our base operating inventory volumes, representing in-transit volumes principally on common carrier pipelines and safety stock held in tanks, generally are not subject to price risk management. Based on the current level of our operations, we have established our base operating inventory volumes, exclusive of product linefill and tank bottom volumes, at approximately 2.5 million barrels. Changes in our operation, such as the acquisition of additional terminals, increases in our contract sales volumes or entering into product supply agreements, may result in changes in the volume of our base operating inventory volumes. Inventories—base operating inventory volumes are as follows (in thousands):

	December 31, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$53,726	1,200	$117,679	2,416
Distillates	42,168	850	56,268	1,346
No. 6 oil	10,928	450	7,465	288

Volumes held for base operations	$106,822	2,500	$181,412	4,050

The activity in our base operating inventory volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$96,426	2,922
Expansion of existing operations	51,442	1,128
Change in FIFO cost basis	38,878	—
Lower of cost or market write-down	(5,334)	—

As of June 30, 2004	181,412	4,050
Transfer of base operating volumes to volumes held for immediate sale or exchange in anticipation of the complete implementation of the MSCG supply agreement	(53,379)	(1,550)
Change in FIFO cost basis	(18,715)	—
Lower of cost or market write-down	(2,496)	—

As of December 31, 2004	$106,822	2,500

Our product linefill and tank bottom volumes are not held for sale or exchange in the ordinary course of business and, therefore, we do not manage the commodity price risks associated with these volumes. Our product linefill and tank bottom volumes consist of refined products held in our proprietary terminal pipeline connections and tank bottoms. Our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at original cost adjusted for impairment write-downs to current market values. Product linefill and tank bottom volumes consist of the following (in thousands):

	December 31, 2004		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$14,641	533	$14,641	533
Distillates	8,881	356	8,881	356
No. 6 oil	1,514	61	1,514	61

Product linefill and tank bottom volumes	$25,036	950	$25,036	950

The activity in our product linefill and tank bottom volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$22,017	877
Expansion of existing operations	3,079	73
Lower of cost or market write-down	(60)	—

As of June 30, 2004 and December 31, 2004	$25,036	950

The following table indicates the maturities of our derivative contracts, including the credit quality of our counterparties to those contracts with unrealized gains at December 31, 2004.

	Fair value of contracts
(in thousands)	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 3 years	Total

Unrealized gain position—asset
Investment grade	$10,069	$—	$—	$10,069
Non-investment grade	1,938	250	—	2,188
No external rating	16,298	—	—	16,298

	28,305	250	—	28,555
Unrealized loss position—liability	(26,881)	(318)	—	(27,199)

Net unrealized gain (loss) position—asset (liability)	$1,424	$(68)	$—	$1,356

The following table includes information about the changes in the fair value of our derivative contracts for the six months ended December 31, 2004 (in thousands):

Fair value at June 30, 2004	$(23,527)
Amounts realized or otherwise settled during the period	30,294
Fair value of contracts originated during the period, which are included in deferred revenue	6,811
Change in fair value attributable to change in commodity prices	(12,222)

Fair value at December 31, 2004	$1,356

Capital expenditures for the six months ended December 31, 2004, were $11.6 million for terminal and pipeline facilities and assets to support these facilities. Capital expenditures to maintain existing facilities for the remainder of the year ending June 30, 2005, are estimated to be approximately $5.0 million. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Our Senior Secured Working Capital Credit Facility currently provides for a maximum borrowing line of credit that was the lesser of (i) $400 million and (ii) the borrowing base (as defined; $435 million at December 31, 2004). The borrowing base is a function of our cash, accounts receivable, inventory, exchanges, margin deposits, and certain reserve adjustments as defined in the facility. The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding. At December 31, 2004, we had borrowings of $239 million outstanding and letters of credit of $34 million outstanding under the Senior Secured Working Capital Credit Facility. We also had the ability to borrow an additional $127 million under the facility based on the borrowing base computation at December 31, 2004. All outstanding borrowings under the Senior Secured Working Capital Credit Facility are due and payable on September 13, 2009.

The Senior Secured Working Capital Credit Facility is our primary means of short-term liquidity to finance working capital requirements. The Senior Secured Working Capital Credit Facility contains affirmative and negative covenants (including limitations on indebtedness, limitations on dividends and other distributions, limitations on certain inter-company transactions, limitations on mergers, consolidation and the disposition of assets, limitations on investments and acquisitions and limitations on liens) that are customary for a facility of this nature. The Senior Secured Working Capital Credit Facility also contains customary representations and warranties (including those relating to corporate organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The only financial covenant contained in the Senior Secured Working Capital Credit Facility is a minimum fixed charge coverage ratio test that is tested on a quarterly basis whenever the average availability falls below $75 million for the last month of any quarter (average availability was approximately $138 million for the month ended December 31, 2004). In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The fixed charge coverage ratio is based on a defined financial performance measure within the Senior Secured Working Capital Credit Facility known as "fixed charges EBITDA."

The computation of the fixed charge coverage ratio for the twelve months ended December 31, 2004, is as follows:

	Three Months Ended
					Twelve Months Ended December 31, 2004
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Financial performance debt covenant test:
Consolidated adjusted EBITDA	$13,091	$9,773	$6,659	$42,705	$72,228
Capital expenditures	(880)	(1,522)	(1,010)	(1,896)	(5,308)
Cash (paid for) refund of income taxes	17	19	170	5	211
Preferred stock dividends paid in cash	(1,093)	—	(1,109)	(1,110)	(3,312)

Fixed charges EBITDA	$11,135	$8,270	$4,710	$39,704	$63,819

Fixed charges for the period	$6,697	$6,556	$6,284	$6,556	$26,093

Fixed charge coverage ratio based on rolling four consecutive quarters					245%

Reconciliation of consolidated adjusted EBITDA to cash flows provided by (used in) operating activities:
Consolidated adjusted EBITDA	$13,091	$9,773	$6,659	$42,705	$72,228
One-time adjustment, per Senior Secured Working Capital Credit Facility	—	(10,475)	—	—	(10,475)
Inventory adjustments	30,796	12,502	19,510	(22,899)	39,909
Interest expense, net	(6,697)	(6,556)	(6,284)	(6,556)	(26,093)
Cash (paid for) refund of income taxes	17	19	170	5	211
Amortization of deferred revenue	(1,044)	(1,412)	(1,048)	(1,641)	(5,145)
Amortization of deferred stock-based compensation	696	698	630	646	2,670
Net change in unrealized (gains) losses on long-term derivative contracts	233	867	2,571	(2,031)	1,640
Change in operating assets and liabilities	(10,773)	77,931	(25,632)	(123,311)	(81,785)

Cash flows provided by (used in) operating activities	$26,319	$83,347	$(3,424)	$(113,082)	$(6,840)

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not anticipate the adoption will have a significant impact on our consolidated financial statements.

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

Relative month-end commodity prices per gallon from June 30, 2001 to December 31, 2004 (near-month NYMEX close on the last day of the month) are as follows ($/gallon):

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

We utilize NYMEX futures contracts to manage the financial impact on us from changes in commodity prices due to "world-wide" events. We believe that the utilization of NYMEX futures contracts to manage commodity price risk minimizes the financial impact on TransMontaigne from changes in "world-wide" commodity prices. Except for the lack of correlation between the cash and futures markets that we experienced during the three months ended June 30, 2004, we believe that the historical results of our risk management strategies generally produce the financial outcomes we expect. During periods of rising commodity prices, we expect to recognize significant net margin before other direct costs and expenses from the sale of the physical product offset by significant net losses on risk management activities resulting in overall net operating margins that are in line with expectations. Conversely, during periods of declining commodity prices, we expect to recognize minimal, if any, net margin before other direct costs and expenses from the sale of the physical product offset by significant net gains on risk management activities resulting in overall net operating margins that are, again, in line with expectations. For the three months ended December 31, 2004 and 2003, we recognized net gains (losses) on risk management activities of approximately $27.7 million and $(18.1) million, respectively, due principally to declining (rising) commodity prices. For the six months ended December 31, 2004 and 2003, we recognized net gains (losses) on risk management activities of approximately $17.3 million and $(18.5) million, respectively, due principally to declining (rising) commodity prices.

Our risk management strategies and practices currently do not qualify for "hedge accounting" for financial reporting purposes.

Our risk management strategies are designed to manage the commodity price risk associated with our discretionary inventories held for immediate sale or exchange and derivative contracts. Our risk management strategies generally are intended to maintain a balanced position of forward sale and purchase commitments, discretionary inventories held for immediate sale or exchange and risk management contracts, thereby reducing exposure to commodity price fluctuations. We evaluate our exposure to commodity price risk from an overall portfolio basis that considers the continuous movement of discretionary inventory volumes held for immediate sale or exchange and our obligations to deliver and receive products at fixed prices through our derivative sales and purchase contracts. Our physical position, which includes physical inventory volumes and firm commitments to buy and sell product, is reconciled daily and offset with NYMEX futures contracts. To the extent that we do not manage the commodity price risk relating to a portion of our inventory and commodity prices move adversely, we could suffer losses on that inventory. If, however, prices move favorably, we would realize a gain on the sale of the inventory that we would not realize if substantially all of our inventory was managed. At December 31, 2004, we were subject to commodity price risk on approximately 727,000 barrels of discretionary inventories held for immediate sale or exchange because those barrels were not offset with risk management contracts or future contractual delivery obligations.

When we purchase refined petroleum products, we generally enter into NYMEX futures contracts to protect against price fluctuations for the underlying commodity. Futures contracts are obligations to purchase or sell a specific volume of inventory at a fixed price at a future date. The NYMEX requires an initial margin deposit to open a futures contract. At December 31, 2004 and June 30, 2004, we had approximately $4.4 million and $3.5 million, respectively, on deposit to cover our initial margin requirements on open NYMEX futures contracts. NYMEX futures contracts also require daily settlements for changes in commodity prices. Unfavorable commodity price changes subject us to variation margin calls that require us to make cash payments to the NYMEX in amounts that may be material. At December 31, 2004, a $0.05 per gallon unfavorable change in commodity prices would have required us to make a cash payment of approximately $1.6 million to cover the variation margin. Conversely, a $0.05 per gallon favorable change in commodity prices would have permitted us to receive approximately $1.6 million. We use our credit lines to fund these margin calls, but such funding requirements could exceed our ability to access capital. We have the contractual right to request that the counter-parties to our supply chain management services contracts post additional letters of credit or make additional cash deposits with us to assist us in meeting our obligations to cover our margin requirements.

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

During the three months ended June 30, 2004, we reviewed our risk management strategies in light of the increase in the product volumes being delivered in our supply, marketing and distribution activities, and the significance of the overall losses we were incurring on our NYMEX futures contracts. Upon completion of our analysis, we concluded that our "minimum volumes," which are composed of the base operating inventory volumes and product linefill and tank bottom volumes to support our operations, would be increased from approximately 3.8 million barrels to approximately 5.0 million barrels. During the three months ended December 31, 2004, we decreased our "minimum volumes" from approximately 5.0 million barrels to approximately 3.5 million barrels in anticipation of the commencement of the product supply agreement with MSCG. We expect to liquidate approximately 1.5 million barrels of in-transit volumes principally on common carrier pipelines during the three months ending March 31, 2005 as a result of the product supply agreement with MSCG. We generally do not manage the commodity price risk associated with our "minimum volumes."

However, our risk management policy allows our management team the discretion to manage the commodity price risk relating to up to 500,000 barrels of our base operating inventory volumes, which would reduce the total unmanaged inventory (base operating volumes and product linefill and tank bottom volumes) to approximately 3.0 million barrels, or to leave unmanaged up to 500,000 barrels of our discretionary inventory held for immediate sale or exchange, which would increase our total unmanaged inventory to approximately 4.0 million barrels. The principal objective of this aspect of our risk management policy is to allow management discretion to capture financial gains, or prevent financial losses, on anticipated commodity price movements with respect to up to 500,000 barrels of physical product. We decide whether to manage the commodity price risk relating to a portion of our base operating inventory or to leave a portion of our discretionary inventory held for immediate sale or exchange unmanaged depending on our expectations of future market changes.

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

At December 31, 2004, a $0.05 per gallon unfavorable change in commodity prices relative to our open positions in derivative sales and purchase contracts and risk management contracts would have resulted in the recognition of a loss (realized and unrealized) of approximately $8.1 million. However, the fair value of our discretionary inventory held for immediate sale or exchange would have increased by approximately $9.6 million. The gain from the increase in the fair value of our discretionary inventory volumes held for immediate sale or exchange may not be recognized for financial reporting purposes until those volumes have been sold to customers, which may be in an accounting period subsequent to the accounting period in which the losses on derivative contracts and risk management contracts are recognized.

Interest rate risk

At December 31, 2004, we had outstanding borrowings of $239 million under our Senior Secured Working Capital Credit Facility. We are exposed to interest rate risk because the Senior Secured Working Capital Credit Facility was a variable-rate-based credit facility. The interest rate is based on the lender's alternate base rate plus a spread, or LIBOR plus a spread, in effect at the time of the borrowings and is adjusted monthly, bi-monthly, quarterly or semi-annually. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2004, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $2.4 million.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated February 9, 2005	TRANSMONTAIGNE INC. (Registrant)
	By:	/s/ DONALD H. ANDERSON Donald H. Anderson President and Chief Executive Officer
/s/ RANDALL J. LARSON Randall J. Larson Executive Vice President, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.