Form 10-Q
period 2005-03-31
TRANSMONTAIGNE INC
filed 2005-05-06
CIK 755199

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-11763

TRANSMONTAIGNE INC.

Delaware (State or other jurisdiction of incorporation or organization)	06-1052062 (I.R.S. Employer Identification No.)

1670 Broadway
Suite 3100
Denver, Colorado 80202
(Address, including zip code, of principal executive offices)

(303) 626-8200
(Telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act) Yes /X/     No / /

        As of May 2, 2005, there were 43,459,487 shares of the Registrant's Common Stock outstanding.

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

Part I. Financial information

ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Inc. as of and for the three and nine months ended March 31, 2005, are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2004, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 23, 2004.

TransMontaigne Inc. is a holding company with the following active wholly-owned subsidiaries during the three and nine months ended March 31, 2005.

–>
TransMontaigne Product Services Inc. ("TPSI")

–>
TransMontaigne Services Inc.

–>
TransMontaigne Transport Inc.

–>
Coastal Fuels Marketing, Inc.

–>
Coastal Tug and Barge, Inc.

We do not have any off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	March 31, 2005	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$19,292	$6,158
Restricted cash held by commodity broker	3,113	3,468
Trade accounts receivable, net	367,931	282,298
Inventories—discretionary volumes	217,773	236,710
Unrealized gains on derivative contracts	22,893	11,071
Deferred tax assets	11,862	11,862
Other current assets	10,025	3,768

	652,889	555,335
Property, plant and equipment, net	347,716	362,265
Product linefill and tank bottom volumes	25,036	25,036
Unrealized gains on derivative contracts	20	—
Investments in petroleum related assets	10,131	10,131
Deferred debt issuance costs, net	8,905	10,383
Other assets, net	24,372	11,206

	$1,069,069	$974,356

LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Commodity margin loan	$—	$1,923
Working capital credit facility	—	110,000
Trade accounts payable	226,013	142,395
Unrealized losses on derivative contracts	47,691	33,689
Inventory due to others under exchange agreements	29,471	32,390
Excise taxes payable	94,233	93,702
Other accrued liabilities	23,935	19,414
Deferred revenue—supply chain management services	5,573	3,502

	426,916	437,015
Other liabilities:
Long-term debt	200,000	200,000
Deferred tax liabilities	67,359	30,424
Unrealized losses on derivative contracts	—	909

Total liabilities	694,275	668,348

Series B Redeemable Convertible Preferred stock	74,830	77,719

Common stockholders' equity:
Common stock	419	411
Capital in excess of par value	271,752	251,775
Deferred stock-based compensation	(5,459)	(4,129)
Retained earnings (accumulated deficit)	33,252	(19,768)

	299,964	228,289

	$1,069,069	$974,356

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Supply, distribution, and marketing:
Revenues	$2,639,178	$3,106,965	$8,156,241	$7,778,883
Cost of product sold and other direct costs and expenses	(2,554,705)	(3,064,213)	(8,028,072)	(7,714,465)

Net operating margins	84,473	42,752	128,169	64,418

Terminals, pipelines, and tugs and barges:
Revenues	29,254	26,802	83,248	80,063
Direct operating costs and expenses	(15,447)	(15,215)	(45,308)	(41,771)

Net operating margins	13,807	11,587	37,940	38,292

Total net operating margins	98,280	54,339	166,109	102,710

Costs and expenses:
Selling, general and administrative	(9,885)	(10,452)	(32,120)	(30,133)
Depreciation and amortization	(6,274)	(5,738)	(17,808)	(17,207)
Lower of cost or market write-downs on product linefill and tank bottom volumes	—	(11)	—	(60)
Gain (loss) on disposition of assets, net	2,993	—	(606)	(805)

Total costs and expenses	(13,166)	(16,201)	(50,534)	(48,205)

Operating income	85,114	38,138	115,575	54,505

Other income (expenses):
Dividend income	9	—	390	6
Interest income	149	55	250	163
Interest expense	(6,375)	(6,752)	(19,316)	(19,879)
Other financing costs:
Amortization of deferred debt issuance costs	(455)	(821)	(1,603)	(2,453)
Write-off of debt issuance costs related to former bank credit facility	—	—	(3,392)	—

Total other expenses	(6,672)	(7,518)	(23,671)	(22,163)

Earnings before income taxes	78,442	30,620	91,904	32,342
Income tax expense	(31,377)	(12,248)	(36,762)	(12,937)

Net earnings	47,065	18,372	55,142	19,405
Earnings allocable to preferred stock	(10,344)	(4,021)	(12,148)	(4,255)

Net earnings attributable to common stockholders	$36,721	$14,351	$42,994	$15,150

Earnings per share:
Basic net earnings per common share	$0.92	$0.36	$1.08	$0.39
Diluted net earnings per common share	$0.90	$0.36	$1.07	$0.38
Weighted average common shares outstanding:
Basic	39,793	39,418	39,672	39,318
Diluted	52,558	51,145	51,709	50,971

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of preferred stock and common stockholders' equity
Year ended June 30, 2004 and nine months ended March 31, 2005
(In thousands)

	Preferred stock
			Capital in excess of par value	Deferred stock-based compensation		Total common stockholders' equity
		Common stock			Accumulated deficit
	Series B

Balance at June 30, 2003	$79,329	$407	$249,339	$(3,943)	$(35,534)	$210,269
Common stock issued for options exercised	—	1	317	—	—	318
Common stock repurchased from employees for withholding taxes	—	(1)	(620)	—	—	(621)
Net tax effect arising from stock-based compensation	—	—	(103)	—	—	(103)
Forfeiture of restricted stock awards prior to vesting	—	(1)	(336)	337	—	—
Deferred compensation related to restricted stock awards	—	5	3,178	(3,183)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,660	—	2,660
Preferred stock dividends	—	—	—	—	(4,373)	(4,373)
Amortization of premium on Series B Redeemable Convertible Preferred stock	(1,610)	—	—	—	1,610	1,610
Net earnings	—	—	—	—	18,529	18,529

Balance at June 30, 2004	$77,719	$411	$251,775	$(4,129)	$(19,768)	$228,289
Common stock issued for options exercised	—	—	119	—	—	119
Common stock repurchased from employees for withholding taxes	—	(1)	(804)	—	—	(805)
Forfeiture of restricted stock awards prior to vesting	—	(2)	(866)	868	—	—
Deferred compensation related to restricted stock awards	—	7	4,163	(4,170)	—	—
Amortization of deferred stock-based compensation	—	—	—	1,972	—	1,972
Warrants granted to MSCG in exchange for product supply agreement	—	—	14,600	—	—	14,600
Preferred stock dividends paid-in-kind	1,087	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(3,329)	(3,329)
Amortization of premium on Series B Redeemable Convertible Preferred stock	(1,207)	—	—	—	1,207	1,207
Conversion of Series B Redeemable Convertible Preferred stock into common stock	(2,769)	4	2,765	—	—	2,769
Net earnings	—	—	—	—	55,142	55,142

Balance at March 31, 2005	$74,830	$419	$271,752	$(5,459)	$33,252	$299,964

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Cash flows from operating activities:
Net earnings	$47,065	$18,372	$55,142	$19,405
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization of deferred revenue	(2,376)	(1,044)	(5,065)	(3,571)
Depreciation and amortization	6,274	5,738	17,808	17,207
Deferred tax expense	31,375	12,265	36,935	12,946
Amortization of deferred stock-based compensation	697	696	1,972	1,962
Amortization of debt issuance costs	455	821	1,603	2,453
Write-off of debt issuance costs	—	—	3,392	—
(Gain) loss on disposition of assets, net	(2,993)	—	606	805
Net change in unrealized (gain) loss on long-term derivative contracts	(88)	233	452	2,498
Lower of cost or market write-down on product linefill and tank bottom volumes	—	11	—	60
Amortization of prepaid transportation costs	—	1,388	—	2,099
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(53,543)	(51,232)	(85,633)	(38,703)
Inventories—discretionary volumes	126,824	25,794	18,937	(71,009)
Other current assets	466	579	(2,056)	(641)
Trade accounts payable	50,755	(37,432)	83,619	24,347
Inventory due to others under exchange agreements	7,621	14,192	(2,919)	(14,231)
Unrealized (gain) loss on derivative contracts	26,546	7,298	7,934	13,077
Excise taxes payable and other accrued liabilities	16,023	28,640	5,865	17,653

Net cash provided by (used in) operating activities	255,101	26,319	138,592	(13,643)

Cash flows from investing activities:
Acquisition of terminals, pipelines, and tugs and barges	—	(726)	(7,947)	(6,664)
Additions to property, plant and equipment—expansion of facilities	(768)	(1,296)	(2,690)	(4,871)
Additions to property, plant and equipment—maintain existing facilities	(848)	(880)	(2,589)	(3,596)
(Increase) decrease in restricted cash held by commodity broker	1,310	2,753	354	(572)
Proceeds from disposition of assets	5,757	—	5,757	501
Other	(5)	(97)	3	845

Net cash provided by (used in) investing activities	5,446	(246)	(7,112)	(14,357)

Cash flows from financing activities:
Net borrowings (repayments) of debt	(239,000)	(30,500)	(110,000)	10,000
Net borrowings (repayments) of commodity margin loan	(8,383)	(977)	(1,923)	4,185
Deferred debt issuance costs	(149)	(326)	(3,517)	(781)
Common stock issued for options exercised	41	106	119	229
Common stock repurchased from employees for withholding taxes	(38)	(80)	(805)	(583)
Preferred stock dividends paid in cash	(1,110)	(1,093)	(2,220)	(3,280)

Net cash provided by (used in) financing activities	(248,639)	(32,870)	(118,346)	9,770

Increase (decrease) in cash and cash equivalents	11,908	(6,797)	13,134	(18,230)
Cash and cash equivalents at beginning of period	7,384	16,536	6,158	27,969

Cash and cash equivalents at end of period	$19,292	$9,739	$19,292	$9,739

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Notes to consolidated financial statements (unaudited)
March 31, 2005 and June 30, 2004

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

(d) Accounting for Supply, Distribution, and Marketing Activities

In our supply, distribution and marketing operations, we purchase refined petroleum products, schedule them for delivery to our terminals, as well as terminals owned by third parties, and then sell those products to our customers through rack spot sales, contract sales, and bulk sales. Revenues from our sales of physical inventory are recognized pursuant to the accrual method of accounting (i.e., when cash becomes due and payable to us pursuant to the terms of the sales contracts). Revenues from rack spot sales and contract sales are recognized when the product is delivered to the customer through a truck loading rack or marine fueling equipment. Revenues from bulk sales are recognized when the title to the product is transferred to the customer, which generally occurs upon confirmation of the terms of the sale.

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

(f) Accounting for Risk Management Activities

We enter into risk management contracts, principally NYMEX futures contracts, to manage our exposure to changes in commodity prices. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories—discretionary volumes held for immediate sale or exchange, open positions in derivative contracts, and open positions in risk management contracts. We enter into risk management contracts that offset the changes in the values of our inventories—discretionary volumes held for immediate sale or exchange and derivative contracts. At March 31, 2005 and June 30, 2004, our open positions in risk management contracts were NYMEX futures contracts (purchases and sales).

(g) Accounting for Derivative Contracts

Our contract sales, bulk sales, delivered fuel price management, retail price management, risk management contracts and product supply contracts qualify as derivative instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. All derivative contracts are required to be reported as assets and liabilities at fair value in the accompanying consolidated balance sheet in accordance with SFAS No. 133. The fair value of our derivative contracts is included in "Unrealized gains or losses on derivative contracts" in the accompanying consolidated balance sheet. At March 31, 2005 and June 30, 2004, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts. Changes in the fair value of our derivative contracts are included in net operating margins attributable to our supply, distribution and marketing operations.

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

(i) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost). Inventories—discretionary volumes are as follows (in thousands):

	March 31, 2005		June 30, 2004
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$101,470	1,651	$55,298	1,304
Volumes held for base operations	116,303	2,080	181,412	4,050

Inventories—discretionary volumes	$217,773	3,731	$236,710	5,354

At March 31, 2005 and June 30, 2004, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $10.3 million and $2.3 million, respectively. At March 31, 2005 and June 30, 2004, the market value of our volumes held for base operations exceeded their cost basis by approximately $10.8 million and $1.4 million, respectively.

(j) Inventory Due to Others Under Exchange Agreements

We enter into exchange agreements with major oil companies. Exchange agreements generally are fixed-term agreements that involve our receipt of a specified volume of product at one location in exchange for delivery by us of product at a different location. At March 31, 2005 and June 30, 2004, current liabilities include inventory due to others under exchange agreements of approximately 450,000 barrels and 660,000 barrels, respectively, with a fair value of approximately $29.5 million and $32.4 million, respectively. The amount recorded represents the fair value of inventory due to others under exchange agreements at the balance sheet date.

(k) Accounting for Product Linefill and Tank Bottom Volumes

Our product linefill and tank bottom volumes are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange these inventories in the ordinary course of business and, therefore, we do not manage the commodity price risks associated with these volumes.

At March 31, 2005 and June 30, 2004, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost (weighted average) or market (replacement cost). The replacement cost of our product linefill and tank bottom volumes is based on the nearest quoted wholesale market price. At March 31, 2005 and June 30, 2004, we have approximately 950,000 barrels of product reflecting tank bottoms and linefill in our propriety terminal connections with an adjusted cost basis of approximately $25.0 million. At March 31, 2005 and June 30, 2004, the market value of our product linefill and tank bottom volumes exceeded their cost basis by approximately $38.1 million and $17.9 million, respectively. During the three months ended March 31, 2005 and 2004, we recognized impairment losses of approximately $nil and $11,000, respectively, due to lower of cost or market write-downs on certain of our product linefill and tank bottom volumes. During the nine months ended March 31, 2005 and 2004, we recognized impairment losses of approximately $nil and $60,000, respectively, due to lower of cost or market write-downs on certain of our product linefill and tank bottom volumes.

(l) Cash and Cash Equivalents

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(m) Deferred Debt Issuance Costs

Deferred debt issuance costs are as follows (in thousands):

	June 30, 2004	Additions	Amortization	Write-off of debt issuance costs	March 31, 2005

Former working capital credit facility	$3,769	$—	$(377)	$(3,392)	$—
Senior secured working capital credit facility	50	3,517	(394)	—	3,173
Senior subordinated notes	6,564	—	(832)	—	5,732

	$10,383	$3,517	$(1,603)	$(3,392)	$8,905

(n) Environmental Obligations

At March 31, 2005 and June 30, 2004, we have accrued environmental reserves of approximately $5.9 million and $5.3 million, respectively, representing our best estimate of our remediation obligations (see Note 8 of Notes to consolidated financial statements). During the nine months ended March 31, 2005, we made payments of approximately $0.3 million towards our environmental remediation obligations. During the nine months ended March 31, 2005, we charged to income approximately $0.9 million to increase our estimate of our future environmental remediation obligations. During the nine months ended March 31, 2005, we received insurance recoveries of approximately $1.2 million, which are recorded as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations.

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

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Net earnings attributable to common stockholders:
As reported	$36,721	$14,351	$42,994	$15,150
Amortization of the fair value of stock options granted to employees	(24)	(54)	(75)	(171)

Pro forma	$36,697	$14,297	$42,919	$14,979

Earnings per common share:
As reported
Basic	$0.92	$0.36	$1.08	$0.39
Diluted	$0.90	$0.36	$1.07	$0.38
Pro forma
Basic	$0.92	$0.36	$1.08	$0.38
Diluted	$0.90	$0.36	$1.06	$0.38

There were no options granted during the nine months ended March 31, 2005 and the years ended June 30, 2004 and 2003. The weighted average fair value at grant dates for options granted during the years ended June 30, 2002 and 2001 was $3.08 and $2.12, respectively. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the years ended June 30, 2002 and 2001 were as follows: no dividend yield, expected volatility of 79% and 61%, risk-free rates of 4.49% and 4.95%, and expected lives of 4 years and 5 years, respectively.

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

(2) DISPOSITION OF ASSETS

Gain on disposition of assets, net for the three months ended March 31, 2005, consists principally of an approximately $2.7 million gain on the sale of land held for investment purposes in Miami, Florida. Loss on disposition of assets, net for the nine months ended March 31, 2005, consists principally of an approximately $3.6 million loss on the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan offset by the approximately $2.7 million gain on the sale of land held for investment purposes in Miami, Florida. Loss on disposition of assets, net for the nine months ended March 31, 2004, includes an approximately $0.7 million loss on the disposition of our Cetex pipeline system.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net consists of the following (in thousands):

	March 31, 2005	June 30, 2004

Trade accounts receivable	$368,522	$282,889
Less allowance for doubtful accounts	(591)	(591)

	$367,931	$282,298

(4) UNREALIZED GAINS AND LOSSES ON DERIVATIVE CONTRACTS

Unrealized gains and losses on derivative contracts are as follows (in thousands):

	March 31, 2005	June 30, 2004

Unrealized gains—current	$22,893	$11,071
Unrealized gains—long-term	20	—

Unrealized gains—asset	22,913	11,071

Unrealized losses—current	(47,691)	(33,689)
Unrealized losses—long-term	—	(909)

Unrealized losses—liability	(47,691)	(34,598)

Net asset (liability) position	$(24,778)	$(23,527)

At March 31, 2005 and June 30, 2004, there were no unrealized gains or losses on risk management contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts.

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	March 31, 2005	June 30, 2004

Prepaid insurance	$3,258	$1,413
Amounts due from insurance carrier	1,500	—
Asset held for sale	1,200	—
Prepaid business taxes	859	391
Additive detergent	1,043	899
Prepaid software maintenance fees	135	134
Other	2,030	931

	$10,025	$3,768

Amounts due from insurance carrier represents our estimated proceeds to be received on insurance claims related to the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan.

Asset held for sale is carried at the lower of cost or fair value less costs of disposition and consists of the land held for sale at our Pensacola terminal facilities.

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	March 31, 2005	June 30, 2004

Land	$38,710	$42,886
Terminals, pipelines and equipment	370,406	378,258
Technology and equipment	15,020	14,586
Tugs and barges	27,271	18,790
Furniture, fixtures and equipment	6,745	6,747
Construction in progress	3,451	2,561

	461,603	463,828
Less accumulated depreciation	(113,887)	(101,563)

	$347,716	$362,265

(7) OTHER ASSETS

Other assets are as follows (in thousands):

	March 31, 2005	June 30, 2004

Prepaid transportation	$326	$862
Goodwill	6,853	6,853
Product supply agreement, net of accumulated amortization of $521	14,079	—
Acquired intangible, net of accumulated amortization of $1,042 and $667, respectively	1,458	1,833
Commodity trading membership	1,500	1,500
Deposits and other assets	156	158

	$24,372	$11,206

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

On November 23, 2004, we granted to MSCG warrants to acquire 5.5 million shares of our common stock at an exercise price of $6.60 per share as partial consideration for agreeing to enter into a 7-year product supply agreement (see Note 14 of Notes to consolidated financial statements). The value ascribed to the product supply agreement is being amortized to income over the 7-year term of the agreement, commencing in January 2005.

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years commencing February 28, 2003. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Commodity trading membership represents the purchase price we paid to acquire two seats on the NYMEX.

(8) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	March 31, 2005	June 30, 2004

Accrued environmental obligations	$5,887	$5,278
Accrued lease abandonment	2,050	2,468
Accrued indemnities—NORCO	1,000	1,300
Accrued transportation and deficiency obligations	640	921
Accrued property taxes	1,300	2,013
Dividend payable—preferred stock	1,110	1,093
Accrued interest payable	6,118	1,903
Accrued expenses and other	5,830	4,438

	$23,935	$19,414

Accrued Lease Abandonment.    We vacated our office space in Denver, Colorado during June 2003 and we vacated our excess space in Atlanta, Georgia during October 2002. In connection with our acquisition of the Coastal Fuels assets during February 2003, we vacated a sales office in Coral Gables, Florida. The accrual for the abandonment of the office leases represents the excess of the remaining lease payments subsequent to vacancy of the space by us over the estimated sublease rentals to be received based on current market conditions. At March 31, 2005 and June 30, 2004, the accrued liability for lease abandonment costs was approximately $2.1 million and $2.5 million, respectively.

(in thousands)	Accrued liability at June 30, 2004	Change in estimate charged to expense	Amounts paid during the period	Accrued liability at March 31, 2005

Accrued lease abandonment	$2,468	$225	$(643)	$2,050

We expect to pay the accrued liability of approximately $2.1 million, net of estimated sublease rentals, as follows (in thousands):

Years ending June 30:	Lease payments	Estimated sublease rentals	Accrued liability

2005 (Remainder of the year)	$446	$(81)	$365
2006	1,108	(392)	716
2007	928	(465)	463
2008	370	(204)	166
2009	378	(209)	169
2010	385	(214)	171

	$3,615	$(1,565)	$2,050

(9) DEFERRED REVENUE—SUPPLY CHAIN MANAGEMENT SERVICES

We enter into price management contracts with ground fleet customers and jobbers that permit them to fix the price of their fuel purchases. During the three and nine months ended March 31, 2005, we originated retail and delivered fuel price management contracts with an estimated fair value of approximately $0.3 million and $7.1 million, respectively, representing the excess of the amounts we expect to receive from the ground fleet customers and jobbers over our estimate of the forward price curve of the underlying commodity adjusted for location differentials. We have deferred the estimated fair value of these contracts at origination because our estimate of the fair value is not evidenced by quoted market prices or current market transactions for the contracts in their entirety. We amortize the deferred revenue into net revenues attributable to our supply, distribution, and marketing operations over the respective terms of the contracts as the products are delivered. During the three and nine months ended March 31, 2005, we recognized approximately $2.4 million and $5.1 million, respectively, in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts.

(in thousands)	Deferred revenue at June 30, 2004	Additions during the period	Amounts amortized during the period	Deferred revenue at March 31, 2005

Retail price management contracts	$1,332	$2,306	$(2,044)	$1,594
Delivered fuel price management contracts	2,170	4,830	(3,021)	3,979

	$3,502	$7,136	$(5,065)	$5,573

(10) DEBT

Debt is as follows (in thousands):

	March 31, 2005	June 30, 2004

Commodity margin loan	$—	$1,923
Senior secured working capital credit facility	—	—
Former credit facility	—	110,000
Senior subordinated notes	200,000	200,000

	200,000	311,923
Less debt classified as current	—	(111,923)

Long-term debt	$200,000	$200,000

Commodity Margin Loan.    We currently have a commodity margin loan agreement with our commodity broker that allows us to borrow up to $10 million to fund certain initial and variation margin requirements in commodities accounts maintained by us with our commodity broker. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury Bill rate plus 1.75% (4.54% at March 31, 2005).

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

Senior Secured Working Capital Credit Facility.    The Senior Secured Working Capital Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) the borrowing base ($425 million at March 31, 2005), which is a function, among other things, of our cash, accounts receivable, inventory, exchanges, margin deposits and certain reserve adjustments as defined in the facility. Outstanding letters of credit ($99 million at March 31, 2005) are counted against the maximum borrowing capacity available at any time. Borrowings under the Senior Secured

Working Capital Credit Facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the average excess borrowing base availability (as defined therein). Interest on loans under the Senior Secured Working Capital Credit Facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally each one, two or three months. The weighted average interest rate on borrowings under the Senior Secured Working Capital Credit Facility was 4.6% during the three months ended March 31, 2005. In addition, we will pay a commitment fee ranging from 0.25% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the Senior Secured Working Capital Credit Facility are secured by, among other things, our cash, accounts receivable, inventories, certain terminal facilities with an orderly liquidation value of not less than $100 million, and certain other current assets. The only financial covenant contained in the new Senior Secured Working Capital Credit Facility is a minimum fixed charge coverage ratio test that is computed on a quarterly basis and becomes applicable whenever the average availability falls below $75 million for the last month of any quarter (average availability was $266 million for the month ended March 31, 2005). In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, September 13, 2009.

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

Scheduled maturities of debt at March 31, 2005 are as follows (in thousands):

Years ending June 30:

2005	$—
2006	—
2007	—
2008	—
2009	—
Thereafter	200,000

$200,000

(11) PREFERRED STOCK

At March 31, 2005 and June 30, 2004, we have authorized the issuance of up to 2,000,000 shares of preferred stock. Preferred stock is as follows (in thousands, except share data):

	March 31, 2005	June 30, 2004

Series B Redeemable Convertible Preferred stock, par value $0.01 per share, 100,000 shares authorized, 71,337 and 72,890 shares issued and outstanding, liquidation preference of $71,337 and $72,890	$74,830	$77,719

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

At March 31, 2005 and June 30, 2004, there are 71,337 and 72,890 shares, respectively, of Series B Redeemable Convertible Preferred Stock outstanding. During the three months ended September 30, 2004, 1,087 shares of Series B Redeemable Convertible Preferred stock were issued in lieu of a cash dividend related to the three months ended June 30, 2004. During the three months ended March 31, 2005, 2,640 shares of Series B Redeemable Convertible Preferred stock were converted into 400,000 shares of common stock at the request of the holder.

Preferred stock dividends on the Series B Redeemable Convertible Preferred Stock were $2.1 million for the nine months ended March 31, 2005. The amount of the Series B Redeemable Convertible Preferred Stock dividend recognized for financial reporting purposes for the nine months ended March 31, 2005, is composed of the amount of the dividend payable and paid to the holders of the Series B Redeemable Convertible Preferred Stock of $3.3 million offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $1.2 million.

At its issuance date (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred Stock exceeded its liquidation value. The carrying amount of the Series B Redeemable Convertible Preferred Stock will be decreased ratably over its 5-year term until it equals its liquidation value of approximately $71.3 million with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes.

(12) COMMON STOCK

At March 31, 2005 and June 30, 2004, we were authorized to issue up to 150,000,000 shares of common stock with a par value of $0.01 per share. At March 31, 2005 and June 30, 2004, there were 41,940,833 shares and 41,114,494 shares issued and outstanding, respectively. Our Senior Secured Working Capital Credit Facility, Senior Subordinated Notes and the certificate of designations of our Series B Redeemable Convertible Preferred Stock contain restrictions on the payment of dividends on our common stock.

We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the applicable vesting dates. The market value of shares awarded under the plan is recorded in common stockholders' equity as deferred stock-based compensation. Information about restricted common stock activity for the nine months ended March 31, 2005 and the year ended June 30, 2004 is as follows:

	Total shares	Vested shares	Unvested shares

Outstanding at June 30, 2003	1,814,699	298,520	1,516,179
Granted	536,000	—	536,000
Cancelled	(71,095)	—	(71,095)
Repurchased from employees for withholding taxes	(101,601)	(101,601)	—
Vested	—	356,876	(356,876)

Outstanding at June 30, 2004	2,178,003	553,795	1,624,208
Granted	689,200	—	689,200
Cancelled	(160,550)	—	(160,550)
Repurchased from employees for withholding taxes	(130,111)	(130,111)	—
Vested	—	415,758	(415,758)

Outstanding at March 31, 2005	2,576,542	839,442	1,737,100

On October 25, 2004, we granted awards of 689,200 shares of restricted common stock to key employees. The deferred stock based compensation associated with those awards was approximately $4.2 million, which is being amortized into income over their respective four-year vesting period.

Amortization of deferred compensation of approximately $0.7 million and $0.7 million is included in selling, general and administrative expense for the three months ended March 31, 2005 and 2004, respectively. Amortization of deferred compensation of approximately $2.0 million and $2.0 million is included in selling, general and administrative expense for the nine months ended March 31, 2005 and 2004, respectively.

(13) STOCK OPTIONS

Information about stock option activity for the nine months ended March 31, 2005 and the year ended June 30, 2004, is as follows:

	1997 Plan
	Shares	Weighted average exercise price

Outstanding at June 30, 2003	1,004,500	$4.51
Cancelled	(53,500)	4.73
Exercised	(65,500)	4.85

Outstanding at June 30, 2004	885,500	4.48
Cancelled	(31,600)	3.75
Exercised	(27,800)	4.29

Outstanding at March 31, 2005	826,100	$4.51

Exercisable at March 31, 2005	568,200	$4.73

Information about stock options outstanding under the 1997 Plan at March 31, 2005, is as follows:

				Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices	Number exercisable	Weighted average exercise prices

$3.75 - 7.25	813,600	5.9	$4.39	555,700	$4.57
$11.00 - 13.50	11,500	3.8	$11.65	11,500	$11.65
$17.25	1,000	2.4	$17.25	1,000	$17.25

	826,100			568,200

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

(15) COMMITMENTS AND CONTINGENCIES

Transportation and Deficiency Agreements.    In connection with our sale of two product distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to approximately $0.7 million per year for a five-year period through June 30, 2006. At June 30, 2004, we recognized an accrued liability of approximately $0.4 million representing our estimate of the future amounts we expect to pay for the shortfall in volumes for the remainder of the term of the agreement. During the nine months ended March 31, 2005, we increased our accrued liability by approximately $0.3 million representing a change in our estimate of the future amounts we expect to pay for the estimated shortfall in volumes for the remainder of the term of the agreement. During the nine months ended March 31, 2005, we paid approximately $50,000 as settlement for our shortfall in volumes for the year ended June 30, 2004.

We also are subject to three transportation and deficiency ("T&D's") agreements with three separate interstate pipeline companies. During the three months ended March 31, 2005, we paid approximately $0.5 million to settle our obligations under one of the agreements. At March 31, 2005 and June 30, 2004, we have recognized an accrued liability of approximately $nil and $0.5 million, respectively, representing our estimate of the future amounts we expect to pay for our estimated shortfall in volumes for the remainder of the terms of the agreements.

At March 31, 2005 and June 30, 2004, we included approximately $0.3 million and $0.9 million, respectively, of prepaid transportation in other assets since we have a contractual right, after the end of the term of the T&D agreements, to apply the amounts to charges for using the interstate pipeline in the future (see Note 7 of Notes to consolidated financial statements). During the nine months ended March 31, 2005, we applied approximately $0.5 million of our prepaid transportation to charges for using the interstate pipelines during the period.

(in thousands)	June 30, 2004	Payments during the period	Amounts applied during the period	Change in estimate during the period	March 31, 2005

Other assets—prepaid transportation	$862	$—	$(536)	$—	$326

Accrued liability—T&D obligations	$(921)	$581	$—	$(300)	$(640)

Operating Leases.    At March 31, 2005, future minimum lease payments under our non-cancelable operating leases are as follows (in thousands):

Years ending June 30:	Office space	Vessel charters	Terminal and pipeline capacity	Property and equipment

2005 (Remainder of the year)	$364	$1,610	$699	$106
2006	1,530	5,125	2,936	408
2007	1,576	—	2,327	335
2008	1,535	—	1,909	265
2009	1,516	—	957	142
Thereafter	3,963	—	796	263

	$10,484	$6,735	$9,624	$1,519

Rental expense under operating leases is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Office space	$477	$840	$1,277	$1,697
Vessel charters	3,263	8,695	9,023	22,924
Terminal and pipeline capacity	1,044	1,730	3,518	4,381
Property and equipment	154	164	392	426

	$4,938	$11,429	$14,210	$29,428

(16) EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted weighted average shares (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Basic weighted average shares	39,793	39,418	39,672	39,318
Effect of dilutive securities:
Restricted common stock subject to continuing vesting requirements	505	383	314	333
Stock options	346	300	282	276
Series B Redeemable Convertible Preferred stock	11,209	11,044	11,209	11,044
MSCG warrants	705	—	232	—

Diluted weighted average shares	52,558	51,145	51,709	50,971

We exclude potentially dilutive securities from our computation of diluted earnings per share when their effect would be anti-dilutive. The following securities were excluded from the dilutive earnings per share computation for the three months ended March 31, 2005, as their inclusion would have been anti-dilutive (in thousands):

March 31, 2005

Common stock issuable upon exercise of stock options	13
Restricted common stock subject to continuing vesting requirements	—
Common stock issuable upon exercise of MSCG warrants	—
Common stock issuable upon conversion of Series B Redeemable Convertible Preferred stock	—

13

For the three months ended March 31, 2005, the stock options had a weighted average exercise price of $12.10 per share.

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

The financial performance of our business segments is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Terminals, pipelines, and tugs and barges:
Historical facilities	$9,103	$7,632	$26,440	$27,032
Coastal Fuels assets	4,704	3,955	11,500	11,260

Adjusted net operating margins	13,807	11,587	37,940	38,292

Supply, distribution and marketing:
Light oils—marketing margins	7,939	10,341	24,969	19,526
Heavy oils—marketing margins	2,980	5,416	10,956	10,280
Supply chain management services margins	6,067	2,783	12,715	9,204
Bulk and procurement activities and other margins	2,485	(4,002)	8,270	835
Trading activities, net	(181)	(2,582)	9,465	6

Adjusted net operating margins	19,290	11,956	66,375	39,851

Total adjusted net operating margins	$33,097	$23,543	$104,315	$78,143

Reconciliation to Earnings Before Income Taxes:
Adjusted net operating margins	$33,097	$23,543	$104,315	$78,143
Inventory adjustments:
Gains recognized on beginning inventories—discretionary volumes	6,093	15,469	2,330	5,855
Gains deferred on ending inventories—discretionary volumes	(10,311)	(6,039)	(10,311)	(6,039)
Gains (losses) recognized on light oil products due to increasing (decreasing) commodity prices prior to receipt of the product at our terminals	36,632	—	36,632	—
Increase (decrease) in FIFO cost basis of base operating inventory volumes	32,769	21,494	35,639	27,212
Lower of cost or market write-down on base operating inventory volumes	—	(128)	(2,496)	(2,461)
Other Items:
Selling, general and administrative expenses	(9,885)	(10,452)	(32,120)	(30,133)
Depreciation and amortization	(6,274)	(5,738)	(17,808)	(17,207)
Lower of cost or market write-downs on product linefill and tank bottom volumes	—	(11)	—	(60)
Gain (loss) on disposition of assets, net	2,993	—	(606)	(805)

Operating income	85,114	38,138	115,575	54,505
Other expense, net	(6,672)	(7,518)	(23,671)	(22,163)

Earnings before income taxes	$78,442	$30,620	$91,904	$32,342

Supplemental information regarding our revenues for our business segments is summarized below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Terminals, pipelines, and tugs and barges:
Revenues from external customers	$11,244	$10,074	$33,540	$33,043
Inter-segment revenues	18,010	16,728	49,708	47,020

Total revenues	$29,254	$26,802	$83,248	$80,063

Supply, distribution and marketing:
Revenues from external customers	$2,639,178	$3,106,965	$8,156,241	$7,778,883
Inter-segment revenues	—	—	—	—

Total revenues	$2,639,178	$3,106,965	$8,156,241	$7,778,883

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

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED MARCH 31, 2005

On November 4, 2004, we executed a product supply agreement with Morgan Stanley Capital Group Inc. ("MSCG"). The product supply agreement expires on December 31, 2011, subject to provisions for early termination. Under the terms of the product supply agreement, MSCG is our principal supplier of gasoline and distillate to our existing marketing and distribution business at terminals connected to the Colonial and Plantation Pipelines and our Florida waterborne terminals. MSCG began supplying our Florida terminals during January 2005 and our Colonial and Plantation terminals during February 2005. Under the terms of the product supply agreement, MSCG is responsible for the origination and transportation of gasolines and distillates to our terminals. We accept title and risk of loss to the products from MSCG upon discharge of the products from the delivering pipelines and vessels into our tank storage capacity at the respective terminals.

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

On March 9, 2005, TransMontaigne Partners L.P. (the "Partnership"), a Delaware limited partnership recently formed by TransMontaigne Inc., filed a registration statement with the U. S. Securities and Exchange Commission to register common units representing limited partner interests in an initial public offering. Upon the closing of the Partnership's public offering, TransMontaigne Inc. will contribute to the Partnership seven refined product terminals located in Florida, the Razorback Pipeline, and two refined product terminals that are connected to the Razorback Pipeline in exchange for cash, a significant limited partner interest, the general partner interest and the incentive distribution rights.

SUBSEQUENT EVENT

On May 5, 2005, shares of TransMontaigne Inc.'s common stock began trading on the New York Stock Exchange under the symbol "TMG." Prior to May 5, 2005, shares of TransMontaigne Inc.'s common stock traded on the American Stock Exchange.

RESULTS OF OPERATIONS—MARKET CONDITIONS

Prices for refined petroleum products were higher during the three and nine months ended March 31, 2005, as compared to the same period in 2004, resulting in higher per unit revenues from the sales of refined petroleum products. Prices for unleaded gasoline rose from approximately $1.11 per gallon to a high of approximately $1.62 per gallon and averaged approximately $1.32 per gallon during the three months ended March 31, 2005. Unleaded gasoline prices ranged from $0.93 per gallon to $1.15 per gallon and averaged approximately $1.03 per gallon during the three months ended March 31, 2004. Prices for distillates rose from approximately $1.11 per gallon to a high of approximately $1.62 per gallon and averaged approximately $1.38 per gallon during the three months ended March 31, 2005. Distillate prices ranged from $0.84 per gallon to $1.01 per gallon and averaged approximately $0.93 per gallon during the three months ended March 31, 2004. During the three months ended March 31, 2005, the NYMEX futures market anticipated rising gasoline prices as the prices in the prompt month were slightly in excess of the prices in the current month. Whereas during the three months ended March 31, 2005, the NYMEX futures market anticipated declining distillate prices as the prices in the prompt month were slightly lower than the prices in the current month.

Prices for unleaded gasoline rose from approximately $0.93 per gallon to a high of approximately $1.62 per gallon and averaged approximately $1.25 per gallon during the nine months ended March 31, 2005. Unleaded gasoline prices ranged from $0.72 per gallon to $1.15 per gallon and averaged approximately $0.92 per gallon during the nine months ended March 31, 2004. Prices for distillates rose from approximately $1.05 per gallon to a high of approximately $1.62 per gallon and averaged approximately $1.31 per gallon during the nine months ended March 31, 2005. Distillate prices ranged from $0.69 per gallon to $1.01 per gallon and averaged approximately $0.85 per gallon during the nine months ended March 31, 2004.

Per unit marketing margins were favorably impacted by declining distillate inventories available in the interior wholesale delivery markets due principally to increased demand for distillates, principally heating oil, in the Northeast, which caused shipping capacity on common carrier pipelines to be pro rated and, thereby, increased distillate value in the interior wholesale delivery markets.

We continue to believe that there is a reasonably possible likelihood that the refined petroleum products market will experience in the future a decrease in the correlation between the cash market and the futures market, such as the one that we experienced in May 2004. A decrease in the correlation between the cash market and the futures market results in an increase in the cost of managing the commodity price risk associated with our discretionary inventories held for immediate sale or exchange. The overall high level of commodity prices combined with the possibility of an increase in the cost of managing the commodity price risk associated with our discretionary inventories held for immediate sale or exchange resulted in our distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the three months ended March 31, 2005, resulting in lower inventory volumes available for rack spot sales.

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

Terminals, pipelines, tugs and barges—adjusted net operating margins

Our adjusted net operating margins for the terminal, pipelines, tugs and barges segment are identical to the net operating margins for such segment described below under "Results of Operations—Historical Financial Statements." Selected quarterly adjusted net operating margins for the terminal, pipelines, tugs and barges segment for the three and nine months ended March 31, 2005 and 2004, are summarized below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Terminals, pipelines, and tugs and barges:
Historical facilities
Revenues	$18,110	$17,063	$52,652	$51,957
Direct operating costs and expenses	(9,007)	(9,431)	(26,212)	(24,925)

Net operating margins	$9,103	$7,632	$26,440	$27,032

Coastal Fuels assets
Revenues	$11,144	$9,739	$30,596	$28,106
Direct operating costs and expenses	(6,440)	(5,784)	(19,096)	(16,846)

Net operating margins	$4,704	$3,955	$11,500	$11,260

Total net operating margins	$13,807	$11,587	$37,940	$38,292

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

Selected quarterly adjusted net operating margins for the supply, distribution and marketing segment for the three and nine months ended March 31, 2005 and 2004, are summarized below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Supply, distribution and marketing:
Light oils—marketing margins	$7,939	$10,341	$24,969	$19,526
Heavy oils—marketing margins	2,980	5,416	10,956	10,280
Supply chain management services margins	6,067	2,783	12,715	9,204
Bulk and procurement activities and other	2,485	(4,002)	8,270	835
Trading activities, net	(181)	(2,582)	9,465	6

Adjusted net operating margins	$19,290	$11,956	$66,375	$39,851

Light Oils—Marketing Margins.    Light oil marketing margins are based on the actual selling price, the cost of the product sold, transportation and throughput related charges. For purposes of this computation, the cost of the product sold is based on the market value of the product. Light oil marketing margins were $7.9 million and $10.3 million for the three months ended March 31, 2005 and 2004, respectively, on volumes of approximately 235,000 and 299,000 barrels per day, respectively. The decrease in light oil marketing margins is due principally to a decrease in the rack spot volumes sold.

Heavy Oils—Marketing Margins.    Heavy oil marketing margins are based on the actual selling price, the cost of the product sold, transportation and storage related charges. For purposes of this computation, the cost of the product sold is based on the market value of the product. The Coastal Fuels assets contributed heavy oil margins of approximately $3.0 million and $5.4 million during the three months ended March 31, 2005 and 2004, respectively. The decrease in heavy oil margins is due principally to higher per unit procurement costs during 2005 as compared to 2004.

Supply Chain Management Services Margins.    For the three months ended March 31, 2005 and 2004, the adjusted net operating margins from our supply chain management services were approximately $6.1 million and $2.8 million, respectively, on volumes of approximately 31,000 and 27,000 barrels per day, respectively. The increase in supply chain management services margins was due principally to additional volumes delivered to our existing customer base coupled with an increase in unit margins during 2005 as compared to 2004.

Bulk and Procurement Activities and Other (Deficiencies) Margins.    The adjusted net operating margins (deficiencies) from our bulk and procurement activities and other was approximately $2.5 million in the three months ended March 31, 2005, compared to approximately $(4.0) million during the same period in 2004. The adjusted net margins for the three months ended March 31, 2005, were due principally to a favorable spread between the cash market and the prompt month NYMEX futures contract during the liquidation of our inventory volumes.

Trading Activities, Net.    The adjusted net operating margins from our trading activities for the three months ended March 31, 2005, were due principally to positions taken in NYMEX positions in anticipation of declining commodity prices.

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Reconciliation to net operating margins:
Adjusted net operating margins	$19,290	$11,956	$66,375	$39,851
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	6,093	15,469	2,330	5,855
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(10,311)	(6,039)	(10,311)	(6,039)
Gains (losses) recognized on light oil products due to increasing (decreasing) commodity prices prior to receipt of the product at our terminals	36,632	—	36,632	—
Increase (decrease) in FIFO cost basis of base operating inventory volumes	32,769	21,494	35,639	27,212
Lower of cost or market write-downs on base operating volumes	—	(128)	(2,496)	(2,461)

Net operating margins—Historical financial statements	$84,473	$42,752	$128,169	$64,418

During December 2004, we experienced increases in commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at December 31, 2004 exceeding their cost basis by approximately $6.1 million. The "Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange" represents the net operating margins recognized on the subsequent sale of those inventories to customers during the three months ended March 31, 2005. During March 2005, we experienced increases in commodity prices at certain locations, which resulted in the fair value of our inventories—discretionary volumes held for immediate sale or exchange at March 31, 2005 exceeding their cost basis by approximately $10.3 million.

During the three months ended March 31, 2005, we commenced purchasing light oil product from MSCG for our Florida and Southeast marketing activities. Pursuant to the terms of the MSCG supply agreement the per unit costs of the products are determined prior to their actual delivery to our terminals. Consequently, during rising commodity prices, we will recognize gains (realized and unrealized) between the date the product is priced and the date of its receipt because the MSCG supply agreement qualifies as a derivative contract (see Note 1(g) of Notes to consolidated financial statements). Because of the significant increase in commodity prices experienced during the three months ended March 31, 2005, we recognized approximately $36.6 million of gains on approximately 3.0 million barrels, which represents the average volume of barrels priced but not yet delivered to our terminals. During declining commodity prices, we will recognize losses between the pricing date and the date of receipt. Pursuant to our current risk management strategies, we generally do not manage the commodity price risk associated with these in-transit volumes that are supplied by MSCG to us at our terminals.

During the three months ended March 31, 2005, we increased the carrying amount of our base operating inventory volumes by approximately $32.8 million due to higher commodity prices during March 2005 as compared to December 2004.

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three and nine months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

Net operating margins (1):
Supply, distribution, and marketing	$84,473	$42,752	$128,169	$64,418
Terminals, pipelines, tugs and barges	$13,807	$11,587	$37,940	$38,292
Operating income	$85,114	$38,138	$115,575	$54,505
Earnings before income taxes	$78,442	$30,620	$91,904	$32,342
Net earnings	$47,065	$18,372	$55,142	$19,405
Net cash provided by (used in) operating activities	$255,101	$26,319	$138,592	$(13,643)
Net cash provided by (used in) investing activities	$5,446	$(246)	$(7,112)	$(14,357)
Net cash provided by (used in) financing activities	$(248,639)	$(32,870)	$(118,346)	$9,770

(1)
Net operating margins represents revenues, less cost of product sold and other direct operating costs and expenses.

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

We reported net earnings of $47.1 million for the three months ended March 31, 2005, compared to net earnings of $18.4 million for the three months ended March 31, 2004. After earnings allocable to preferred stock, the net earnings attributable to common stockholders was $36.7 million for the three months ended March 31, 2005, compared to net earnings of $14.4 million for the three months ended March 31, 2004. Basic earnings per common share for the three months ended March 31, 2005 and 2004, was $0.92 and $0.36, respectively, based on 39.8 million and 39.4 million weighted average common shares outstanding, respectively. Diluted earnings per common share for the three months ended March 31, 2005 and 2004, was $0.90 and $0.36, respectively, based upon 52.6 million and 51.1 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the three months ended March 31, 2005 were $13.8 million, compared to $11.6 million for the three months ended March 31, 2004. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended March 31,
	2005	2004

Throughput and additive injection fees, net	$10,688	$9,805
Storage fees	9,296	8,846
Pipeline transportation fees	1,177	1,192
Tugs and barges	3,596	2,862
Management fees and cost reimbursements	1,112	1,343
Other	3,385	2,754

Revenues	29,254	26,802
Less direct operating costs and expenses	(15,447)	(15,215)

Net operating margins	$13,807	$11,587

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the three months ended March 31, 2005 and 2004, we averaged approximately 47,000 and 48,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput and additive injection fees, net were approximately $10.7 million and $9.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase in terminal throughput and additive injection fees, net of approximately $0.9 million is due principally to an increase in the rates charged for each barrel of product that is distributed at our terminals offset by a decrease in throughput volumes. For the three months ended March 31, 2005 and 2004, we averaged approximately 291,000 barrels and 355,000 barrels per day, respectively, of throughput volumes at our terminals, including volumes under exchange agreements.

Included in the terminal throughput and additive injection fees, net for the three months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $9.0 million and $9.0 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $9.3 million and $8.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $0.5 million in storage fees was due principally to increases of approximately $0.5 million at our Coastal Fuels assets.

Included in the terminal storage fees for the three months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.3 million and $3.5 million, respectively.

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

For the three months ended March 31, 2005 and 2004, we earned pipeline transportation fees of approximately $1.2 million and $1.2 million, respectively.

Included in the pipeline transportation fees for the three months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.2 million and $1.2 million, respectively.

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

For the three months ended March 31, 2005 and 2004, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $3.6 million and $2.9 million, respectively.

Included in the tugs and barges fees for the three months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $2.2 million and $1.8 million, respectively.

Management Fees and Cost Reimbursements.    We manage and operate for a major oil company 17 terminals that are adjacent to our Southeast facilities and receive a reimbursement of costs. We also manage and operate for a foreign oil company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility.

For the three months ended March 31, 2005 and 2004, we earned management fees and cost reimbursements from our terminal and pipeline operations of approximately $1.1 million and $1.3 million, respectively.

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

For the three months ended March 31, 2005 and 2004, other revenues from our terminals, pipelines, and tugs and barges operations was approximately $3.4 million and $2.8 million, respectively.

Included in other revenues for the three months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $2.3 million and $1.3 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the three months ended March 31, 2005 and 2004, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $15.4 million and $15.2 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended March 31,
	2005	2004

Wages and employee benefits	$6,198	$6,422
Utilities and communication charges	1,150	1,316
Repairs and maintenance	3,409	2,993
Property and casualty insurance costs	913	891
Office, rentals and property taxes	1,516	1,358
Vehicles and fuel costs	696	574
Environmental compliance costs	1,334	1,233
Other	375	428
Less—property and environmental insurance recoveries	(144)	—

Direct operating costs and expenses	$15,447	$15,215

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the three months ended March 31, 2005, were $84.5 million, compared to $42.8 million for the three months ended March 31, 2004.

The net operating margins (deficiencies) from our supply, distribution and marketing operations are as follows (in thousands):

	Three months ended March 31,
	2005	2004

Rack spot sales	$245,402	$452,069
Contract sales	1,105,248	850,572
Bulk sales	1,135,306	1,708,482
Supply chain management services	153,222	95,842

Total revenues	2,639,178	3,106,965
Cost of product sold	(2,541,290)	(3,039,959)

Net margin before other direct costs and expenses	97,888	67,006
Other direct costs and expenses:
Net gains (losses) on risk management activities	13,042	(16,594)
Change in unrealized losses on derivative contracts	(26,457)	(7,532)
Lower of cost or market write-downs on base operating volumes	—	(128)

Net operating margins	$84,473	$42,752

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

Rack spot sales were approximately $245.4 million and $452.1 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of approximately $206.7 million is due principally to a decrease in volumes made available to our rack spot customers offset by higher commodity prices during 2005. The increase in commodity prices combined with the possibility of increased costs of executing our risk management strategies resulted in our distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the three months ended March 31, 2005, resulting in lower inventory volumes available for rack spot sales. For the three months ended March 31, 2005 and 2004, we averaged approximately 45,000 and 115,000 barrels per day, respectively, of delivered volumes under rack spot sales.

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

Contract sales were approximately $1,105.2 million and $850.6 million for the three months ended March 31, 2005 and 2004, respectively. The increase of approximately $254.6 million is due principally to the combination of higher commodity prices and increased volumes delivered to our contract customers. We have increased the volumes delivered under contract due principally to our customers' concerns over the potential for a lack of supply in the wholesale markets. For the three months ended March 31, 2005 and 2004, we averaged approximately 233,000 and 230,000 barrels per day, respectively, of delivered volumes under contract sales.

Bulk Sales.    Bulk sales are sales of large quantities of product to wholesalers, distributors, and marketers in major cash markets typically prior to the product being injected into the common carrier pipeline. We also make bulk sales of products prior to their scheduled delivery to us while the product is being transported in the common carrier pipelines or by barge or vessel. Bulk sales are recognized as revenues when the title to the product is transferred to the customer, which generally occurs upon confirmation of the terms of the sale.

Bulk sales were approximately $1,135.3 million and $1,708.5 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of approximately $573.2 million is due principally to a decrease in volumes transferred to our bulk customers offset by higher commodity prices. We have decreased the volumes transferred to our bulk customers due principally to a reduction in the number of barrels we maintain in the bulk markets as a result of a change in business strategy caused in part by higher commodity prices and the cost of executing our risk management strategies. For the three months ended March 31, 2005 and 2004, we averaged approximately 214,000 and 453,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Sales pursuant to supply chain management services contracts were approximately $153.2 million and $95.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase of approximately $57.4 million is due principally to higher commodity prices and additional volumes delivered to our existing customer base. For the three months ended March 31, 2005 and 2004, we averaged approximately 31,000 barrels and 27,000 barrels per day, respectively, of delivered volumes under supply chain management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $2,541.3 million and $3,040.0 million for the three months ended March 31, 2005 and 2004, respectively. Cost of product sold is as follows (in thousands):

	Three months ended March 31,
	2005	2004

Inventory product costs	$2,504,157	$2,992,940
Transportation and related charges	22,315	30,045
Throughput, storage and related charges	13,958	16,215
Other	860	759

Cost of product sold	$2,541,290	$3,039,959

Net Gains (Losses) on Risk Management Activities.    Our risk management strategy generally is intended to maintain a balanced position of forward sale commitments against our discretionary inventories held for immediate sale or exchange and future contractual delivery obligations, thereby reducing exposure to commodity price fluctuations. We evaluate our exposure to commodity price risk from an overall portfolio basis that considers the continuous movement of discretionary inventory volumes held for immediate sale or exchange and our obligations to deliver products at fixed prices through our sales contracts and supply chain management contracts. Our physical inventory position, which includes firm commitments to buy and sell product, is offset with risk management contracts, principally futures contracts on the NYMEX.

When we receive refined petroleum products supplied by third parties at our terminals, we enter into futures contracts (i.e., short futures contracts) to sell a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately sell the underlying inventory to a customer, we unwind the related risk management contract. In order to effectively manage commodity price risk, we must predict when we will sell the underlying product.

When we enter into a forward sale commitment to deliver product to a customer in the future at a fixed price, we enter into a futures contract (i.e., a long futures contract) to purchase a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately deliver the underlying product to a customer, we unwind the related risk management contract.

During a period of rising prices, long (short) futures contracts will increase (decrease) in value resulting in a gain (loss). During a period of declining prices, our long (short) futures contracts will decrease (increase) in value resulting in a loss (gain).

Net gains (losses) on risk management activities were approximately $13.0 million and $(16.6) million for the three months ended March 31, 2005 and 2004, respectively.

Lower of Cost or Market Write-Downs on Base Operating Volumes.    During the three months ended March 31, 2005 and 2004, we recognized impairment losses of approximately $nil and $0.1 million, respectively, due to lower of cost or market write-downs on certain base operating volumes due principally to declining prices at the end of the period.

Costs and expenses

Selling, general and administrative expenses for the three months ended March 31, 2005, were $9.9 million, compared to $10.5 million for the three months ended March 31, 2004. Selling, general and administrative expenses are as follows (in thousands):

	Three months ended March 31,
	2005	2004

Wages and employee benefits	$7,768	$8,179
Office costs, utilities and communication charges	1,076	1,165
Accounting and legal expenses	299	577
Property and casualty insurance	200	135
Other	542	396

Selling, general and administrative expenses	$9,885	$10,452

Depreciation and amortization for the three months ended March 31, 2005 and 2004, was $6.3 million and $5.7 million, respectively. The increase of $0.6 million in depreciation and amortization for the three months ended March 31, 2005 as compared to March 31, 2004 is due principally to the depreciation on current year additions and the amortization of the product supply agreement offset by the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan.

During the three months ended March 31, 2005 and 2004, we recognized impairment losses of approximately $nil and $11,000, respectively, due to write-downs on certain product linefill and tank bottom volumes.

Gain (loss) on disposition of assets, net for the three months ended March 31, 2005 and 2004 was approximately $3.0 and $nil, respectively. During the three months ended March 31, 2005, we sold land held for investment purposes in Miami, Florida for approximately $5.8 million, resulting in a gain on disposition of assets of approximately $2.7 million.

Other income and expenses

Interest income for the three months ended March 31, 2005, was $149,000, as compared to $55,000 for the three months ended March 31, 2004. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings, if any, under our Senior Secured Working Capital Credit Facility and commodity margin loan and, then invested in short-term investments.

Interest expense for the three months ended March 31, 2005, was $6.4 million, compared to $6.8 million during the three months ended March 31, 2004. Interest expense is as follows (in thousands):

	Three months ended March 31,
	2005	2004

Senior secured working capital credit facility	$1,446	$—
Senior subordinated notes	4,563	4,791
Former credit facility	—	1,792
Letters of credit	320	121
Commodity margin loan	46	48

Interest expense	$6,375	$6,752

Other financing costs, net for the three months ended March 31, 2005, were $0.5 million, compared to $0.8 million for the three months ended March 31, 2004. The decrease of $0.3 million in other financing costs, net was due principally to a decrease in amortization of deferred debt issuance costs.

Income taxes

Income tax expense was $31.4 million and $12.2 million for the three months ended March 31, 2005 and 2004, respectively, which represents an effective combined federal and state income tax rate of 40% and 40%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $0.7 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred Stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock will be decreased ratably over its 5-year term until it equals its liquidation value with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For the three months ended March 31, 2005 and 2004, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $1.1 million and $1.1 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $0.4 million and $0.4 million, respectively.

NINE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

We reported net earnings of $55.1 million for the nine months ended March 31, 2005, compared to net earnings of $19.4 million for the nine months ended March 31, 2004. After earnings allocable to preferred stock, the net earnings attributable to common stockholders was $43.0 million for the nine months ended March 31, 2005, compared to $15.2 million for the nine months ended March 31, 2004. Basic earnings per common share for the nine months ended March 31, 2005 and 2004, was $1.08 and $0.39, respectively, based on 39.7 million and 39.3 million weighted average common shares outstanding, respectively. Diluted earnings per common share for the nine months ended March 31, 2005 and 2004, was $1.07 and $0.38, respectively, based upon 51.7 million and 51.0 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the nine months ended March 31, 2005 were $37.9 million, compared to $38.3 million for the nine months ended March 31, 2004. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Nine months ended March 31,
	2005	2004

Throughput and additive injection fees, net	$30,924	$30,113
Storage fees	27,428	26,905
Pipeline transportation fees	2,982	3,242
Tugs and barges	10,395	8,470
Management fees and cost reimbursements	3,637	3,708
Other	7,882	7,625

Revenues	83,248	80,063
Less direct operating costs and expenses	(45,308)	(41,771)

Net operating margins	$37,940	$38,292

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the nine months ended March 31, 2005 and 2004, we averaged approximately 48,000 and 51,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput and additive injection fees, net were approximately $30.9 million and $30.1 million for the nine months ended March 31, 2005 and 2004, respectively. The increase of approximately $0.8 million is due principally to an increase in the rates charged for each barrel of product that is distributed at our terminals offset by a decrease in throughput volumes. For the nine months ended March 31, 2005 and 2004, we averaged approximately 286,000 barrels and 342,000 barrels per day, respectively, of throughput volumes at our terminals, including volumes under exchange agreements.

Included in the terminal throughput and additive injection fees, net for the nine months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $26.4 million and $27.0 million, respectively.

Storage Fees.    We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored. Terminal storage fees were approximately $27.4 million and $26.9 million for the nine months ended March 31, 2005 and 2004, respectively.

Included in the terminal storage fees for the nine months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $10.3 million and $8.8 million, respectively.

Pipeline Transportation Fees.    We own an interstate products pipeline operating from Mt. Vernon, Missouri to Rogers, Arkansas (the "Razorback Pipeline"), together with associated terminal facilities at Mt. Vernon and Rogers. We earn pipeline transportation fees at our Razorback Pipeline based on the volume of product transported and the distance from the origin point to the delivery point. We also earn transportation fees at our Port Everglades pipeline hydrant system based on the volume of product delivered to cruise ships and freight vessels. For the nine months ended March 31, 2005 and 2004, we earned pipeline transportation fees of approximately $3.0 million and $3.2 million, respectively.

Included in the pipeline transportation fees for the nine months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $3.0 million and $2.9 million, respectively.

Tugs and Barges.    In Florida, we currently own and operate 11 tugboats and 14 barges that deliver product to cruise ships and other marine vessels for refueling and to transport third-party product from our storage tanks to our customers' facilities. Our tugboats earn fees for providing docking and other ship-assist services to cruise and cargo ships and other marine vessels. Bunkering fees are based on the volume and type of product sold, transportation fees are based on the volume of product that is shipped and the distance to the delivery point, and docking and other ship-assist services are based on a per docking per tugboat basis. For the nine months ended March 31, 2005 and 2004, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $10.4 million and $8.5 million, respectively.

Included in the tugs and barges fees for the nine months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $5.3 million and $5.1 million, respectively.

Management Fees and Cost Reimbursements.    We manage and operate for a major oil company 17 terminals that are adjacent to our Southeast facilities and receive a reimbursement of costs. We also manage and operate for a foreign oil company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility. For the nine months ended March 31, 2005 and 2004, we earned management fees and cost reimbursements from our terminal and pipeline operations of approximately $3.6 million and $3.7 million, respectively.

Other Revenues.    In addition to providing storage and distribution services at our terminal facilities, we also provide ancillary services including heating and mixing of stored products and product transfer services. We also recognize gains from the sale of product to our supply, distribution and marketing operation resulting from the excess of product deposited by third parties into our terminals over the amount of product that the customer is contractually permitted to withdraw from those terminals. For the nine months ended March 31, 2005 and 2004, other revenues from our terminals, pipelines, and tugs and barges operations was approximately $7.9 million and $7.6 million, respectively.

Included in other revenues for the nine months ended March 31, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $4.7 million and $3.3 million, respectively.

Direct Operating Costs and Expenses.    The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the nine months ended March 31, 2005 and 2004, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $45.3 million and $41.8 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Nine months ended March 31,
	2005	2004

Wages and employee benefits	$19,082	$17,987
Utilities and communication charges	3,118	3,442
Repairs and maintenance	11,668	9,535
Property and casualty insurance costs	2,542	2,525
Office, rentals and property taxes	4,379	4,171
Vehicles and fuel costs	2,018	1,489
Environmental compliance costs	2,770	2,848
Other	923	1,213
Less—property and environmental insurance recoveries	(1,192)	(1,439)

Direct operating costs and expenses	$45,308	$41,771

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the nine months ended March 31, 2005, were $128.2 million, compared to $64.4 million for the nine months ended March 31, 2004.

The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Nine months ended March 31,
	2005	2004

Rack spot sales	$643,606	$1,323,827
Contract sales	3,920,063	2,113,139
Bulk sales	3,156,724	4,096,528
Supply chain management services	435,848	245,389

Total revenues	8,156,241	7,778,883
Cost of product sold	(8,047,496)	(7,661,339)

Net margin before other direct costs and expenses	108,745	117,544
Other direct costs and expenses:
Net gains (losses) on risk management activities	30,305	(35,090)
Change in unrealized losses on derivative contracts	(8,385)	(15,575)
Lower of cost or market write-downs on base operating volumes	(2,496)	(2,461)

Net operating margins	$128,169	$64,418

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

Rack spot sales were approximately $643.6 million and $1,323.8 million for the nine months ended March 31, 2005 and 2004, respectively. The decrease of approximately $680.2 million is due principally to a decrease in volumes made available to our rack spot customers offset by higher commodity prices. The increase in commodity prices combined with the possibility of increased costs of executing our risk management strategies resulted in our distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the nine months ended March 31, 2005, resulting in lower inventory volumes available for rack spot sales. For the nine months ended March 31, 2005 and 2004, we averaged approximately 42,000 and 124,000 barrels per day, respectively, of delivered volumes under rack spot sales.

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

Contract sales were approximately $3,920.1 million and $2,113.1 million for the nine months ended March 31, 2005 and 2004, respectively. The increase of approximately $1,807.0 million is due principally to the combination of higher commodity prices and increased volumes delivered to our contract customers. We have increased the volumes delivered under contract due principally to our customers' concerns over the potential for a lack of supply in the wholesale markets. For the nine months ended March 31, 2005 and 2004, we averaged approximately 221,000 and 204,000 barrels per day, respectively, of delivered volumes under contract sales.

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

Bulk sales were approximately $3,156.7 million and $4,096.5 million for the nine months ended March 31, 2005 and 2004, respectively. The decrease of approximately $939.8 million is due principally to a decrease in volumes transferred to our bulk customers offset by higher commodity prices. We have decreased the volumes transferred to our bulk customers due principally to a reduction in the number of barrels we maintain in the bulk markets as a result of a change in business strategy caused in part by higher commodity prices and the cost of executing our risk management strategies. For the nine months ended March 31, 2005 and 2004, we averaged approximately 270,000 and 388,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Sales pursuant to supply chain management services contracts were approximately $435.8 million and $245.4 million for the nine months ended March 31, 2005 and 2004, respectively. The increase of approximately $190.4 million is due principally to higher commodity prices and additional volumes delivered to our existing customer base. For the nine months ended March 31, 2005 and 2004, we averaged approximately 31,000 barrels and 24,000 barrels per day, respectively, of delivered volumes under supply chain management services contracts.

Cost of Product Sold.    The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $8,047.5 million and $7,661.3 million for the nine months ended March 31, 2005 and 2004, respectively. Cost of product sold is as follows (in thousands):

	Nine months ended March 31,
	2005	2004

Inventory product costs	$7,926,382	$7,515,201
Transportation and related charges	75,614	98,935
Throughput, storage and related charges	43,750	45,331
Other	1,750	1,872

Cost of product sold	$8,047,496	$7,661,339

Net Gains (Losses) on Risk Management Activities.    When we receive refined petroleum products supplied by third parties at our terminals, we enter into futures contracts (i.e., short futures contracts) to sell a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately sell the underlying inventory to a customer, we unwind the related risk management contract. In order to effectively manage commodity price risk, we must predict when we will sell the underlying product.

When we enter into a forward sale commitment to deliver product to a customer in the future at a fixed price, we enter into a futures contract (i.e., a long futures contract) to purchase a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately deliver the underlying product to a customer, we unwind the related risk management contract.

During a period of rising prices, long (short) futures contracts will increase (decrease) in value resulting in a gain (loss). During a period of declining prices, our long (short) futures contracts will decrease (increase) in value resulting in a loss (gain).

Net gains (losses) on risk management activities were approximately $30.3 million and $(35.1) million for the nine months ended March 31, 2005 and 2004, respectively.

Lower of Cost or Market Write-Downs on Base Operating Volumes.    During the nine months ended March 31, 2005 and 2004, we recognized impairment losses of approximately $2.5 million and $2.5 million, respectively, due to lower of cost or market write-downs on certain base operating volumes due principally to declining prices at the end of the period.

Costs and expenses

Selling, general and administrative expenses for the nine months ended March 31, 2005, were $32.1 million, compared to $30.1 million for the nine months ended March 31, 2004. Selling, general and administrative expenses are as follows (in thousands):

	Nine months ended March 31,
	2005	2004

Wages and employee benefits	$25,640	$22,800
Office costs, utilities and communication charges	3,159	4,104
Accounting and legal expenses	1,286	1,250
Property and casualty insurance	640	515
Other	1,395	1,464

Selling, general and administrative expenses	$32,120	$30,133

During the nine months ended March 31, 2005, we awarded bonuses of approximately $3.5 million to our employees to retain our employees during the evaluation of our strategic alternatives and to compensate our employees for their performance during the six months ended December 31, 2004.

Depreciation and amortization for the nine months ended March 31, 2005 and 2004, was $17.8 million and $17.2 million, respectively.

During the nine months ended March 31, 2005 and 2004, we recognized impairment losses of approximately $nil and $60,000, respectively, due to write-downs on certain product linefill and tank bottom volumes.

Gain (loss) on disposition of assets, net for the nine months ended March 31, 2005, consists of an approximately $2.7 million gain on the sale of land held for investment in Miami, Florida offset by an approximately $(3.6) million loss on the involuntary conversion of our Pensacola terminal facilities due to the damage caused by hurricane Ivan. Gain (loss) on disposition of assets, net for the nine months ended March 31, 2004 was approximately $(0.8) million. On December 30, 2003, we sold our CETEX pipeline system for approximately $0.4 million, resulting in a loss on disposition of assets of approximately $(0.7) million.

Other income and expenses

Dividend income for the nine months ended March 31, 2005, was $390,000, compared to $6,000 for the nine months ended March 31, 2004. The increase of $384,000 was due principally to the receipt of dividends from Lion Oil Company during the nine months ended March 31, 2005.

Interest income for the nine months ended March 31, 2005, was $250,000, as compared to $163,000 for the nine months ended March 31, 2004.

Interest expense for the nine months ended March 31, 2005, was $19.3 million, compared to $19.9 million during the nine months ended March 31, 2004. Interest expense is as follows (in thousands):

	Nine months ended March 31,
	2005	2004

Senior secured working capital credit facility	$3,245	$—
Senior subordinated notes	13,687	13,990
Former credit facility	1,331	5,521
Letters of credit	947	250
Commodity margin loan	106	118

Interest expense	$19,316	$19,879

Other financing costs, net for the nine months ended March 31, 2005, were $5.0 million, compared to $2.5 million for the nine months ended March 31, 2004. The increase of $2.5 million in other financing costs, net was due principally to the write-off of debt issuance costs of approximately $3.4 million associated with our former credit facility offset by a decrease of approximately $0.9 million in amortization of deferred debt issuance costs. On September 13, 2004, we repaid our former bank credit facility.

Income taxes

Income tax expense was $36.8 million and $12.9 million for the nine months ended March 31, 2005 and 2004, respectively, which represents an effective combined federal and state income tax rate of 40% and 40%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series B Redeemable Convertible Preferred Stock were $2.1 million and $2.1 million for the nine months ended March 31, 2005 and 2004, respectively. At its issuance (June 28, 2002), the fair value of the Series B Redeemable Convertible Preferred Stock exceeded its liquidation value. The initial carrying amount of the Series B Redeemable Convertible Preferred Stock will be decreased ratably over its 5-year term until it equals its liquidation value with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For the nine months ended March 31, 2005 and 2004, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B Redeemable Convertible Preferred Stock of $3.3 million and $3.3 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B Redeemable Convertible Preferred Stock of $1.2 million and $1.2 million, respectively.

LIQUIDITY, CAPITAL RESOURCES, AND COMMODITY PRICE RISK

At March 31, 2005, our current assets exceeded our current liabilities by $226.0 million, compared to $118.3 million at June 30, 2004. The increase of approximately $107.7 million is due principally to working capital generated by operations of approximately $112.8 million and proceeds from the disposition of assets of approximately $5.8 million offset by $13.2 million of additions to property, plant, and equipment.

Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market. Inventories—discretionary volumes are as follows (in thousands):

	March 31, 2005		June 30, 2004
	Amount	Bbls	Amount	Bbls

Volumes held for immediate sale or exchange	$101,470	1,651	$55,298	1,304
Volumes held for base operations	116,303	2,080	181,412	4,050

Inventories—discretionary volumes	$217,773	3,731	$236,710	5,354

Our volumes held for immediate sale or exchange generally are subject to price risk management. Inventories—discretionary volumes held for immediate sale or exchange are as follows (in thousands):

	March 31, 2005		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$46,473	741	$13,343	226
Distillates	50,255	765	35,937	843
No. 6 oil	4,742	145	6,018	235

Volumes held for immediate sale or exchange	$101,470	1,651	$55,298	1,304

Our base operating inventory volumes generally are not subject to price risk management. Based on the current level of our operations, we have established our base operating inventory volumes, exclusive of product linefill and tank bottom volumes, at approximately 2.1 million barrels. Changes in our operation, such as the acquisition of additional terminals, increases in our contract sales volumes or entering into product supply agreements, may result in changes in the volume of our base operating inventory volumes. Inventories—base operating inventory volumes are as follows (in thousands):

	March 31, 2005		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$57,458	940	$117,679	2,416
Distillates	44,097	690	56,268	1,346
No. 6 oil	14,748	450	7,465	288

Volumes held for base operations	$116,303	2,080	$181,412	4,050

The activity in our base operating inventory volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$96,426	2,922
Expansion of existing operations	51,442	1,128
Change in FIFO cost basis	38,878	—
Lower of cost or market write-down	(5,334)	—

As of June 30, 2004	181,412	4,050
Transfer of base operating volumes to volumes held for immediate sale or exchange due principally to implementation of the MSCG supply agreement	(98,252)	(1,970)
Change in FIFO cost basis	35,639	—
Lower of cost or market write-down	(2,496)	—

As of March 31, 2005	$116,303	2,080

Our product linefill and tank bottom volumes consist of refined products held in our proprietary terminal pipeline connections and tank bottoms. Our product linefill and tank bottom volumes are not held for sale or exchange in the ordinary course of business. Our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at original cost adjusted for impairment write-downs to current market values. Product linefill and tank bottom volumes consist of the following (in thousands):

	March 31, 2005		June 30, 2004
	Amount	Bbls	Amount	Bbls

Gasolines	$14,641	533	$14,641	533
Distillates	8,881	356	8,881	356
No. 6 oil	1,514	61	1,514	61

Product linefill and tank bottom volumes	$25,036	950	$25,036	950

The activity in our product linefill and tank bottom volumes is summarized as follows (in thousands):

	Amount	Barrels

As of June 30, 2003	$22,017	877
Expansion of existing operations	3,079	73
Lower of cost or market write-down	(60)	—

As of June 30, 2004 and March 31, 2005	$25,036	950

The following table indicates the maturities of our derivative contracts, including the credit quality of our counterparties to those contracts with unrealized gains at March 31, 2005.

	Fair value of contracts
(in thousands)	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 3 years	Total

Unrealized gain position—asset
Investment grade	$2,819	$—	$—	$2,819
Non-investment grade	731	6	—	737
No external rating	19,343	14	—	19,357

	22,893	20	—	22,913
Unrealized loss position—liability	(47,691)	—	—	(47,691)

Net unrealized gain (loss) position—asset (liability)	$(24,798)	$20	$—	$(24,778)

The following table includes information about the changes in the fair value of our derivative contracts for the nine months ended March 31, 2005 (in thousands):

Fair value at June 30, 2004	$(23,527)
Amounts realized or otherwise settled during the period	39,310
Fair value of contracts originated during the period, which are included in deferred revenue	7,136
Change in fair value attributable to change in commodity prices	(47,697)

Fair value at March 31, 2005	$(24,778)

Capital expenditures for the nine months ended March 31, 2005, were $13.2 million for terminal and pipeline facilities and assets to support these facilities. Capital expenditures to maintain existing facilities for the remainder of the year ending June 30, 2005, are estimated to be approximately $1.5 million. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Our Senior Secured Working Capital Credit Facility currently provides for a maximum borrowing line of credit that was the lesser of (i) $400 million and (ii) the borrowing base (as defined; $425 million at March 31, 2005). The borrowing base is a function of our cash, accounts receivable, inventory, exchanges, margin deposits, and certain reserve adjustments as defined in the facility. The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding. At March 31, 2005, we had borrowings of $nil outstanding and letters of credit of $99 million outstanding under the Senior Secured Working Capital Credit Facility. We also had the ability to borrow an additional $301 million under the facility based on the borrowing base computation at March 31, 2005. All outstanding borrowings under the Senior Secured Working Capital Credit Facility are due and payable on September 13, 2009.

The Senior Secured Working Capital Credit Facility is our primary means of short-term liquidity to finance working capital requirements. The Senior Secured Working Capital Credit Facility contains affirmative and negative covenants (including limitations on indebtedness, limitations on dividends and other distributions, limitations on certain inter-company transactions, limitations on mergers, consolidation and the disposition of assets, limitations on investments and acquisitions and limitations on liens) that are customary for a facility of this nature. The Senior Secured Working Capital Credit Facility also contains customary representations and warranties (including those relating to corporate organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The only financial covenant contained in the Senior Secured Working Capital Credit Facility is a minimum fixed charge coverage ratio test that is tested on a quarterly basis whenever the average availability falls below $75 million for the last month of any quarter (average availability was approximately $266 million for the month ended March 31, 2005). In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The fixed charge coverage ratio is based on a defined financial performance measure within the Senior Secured Working Capital Credit Facility known as "fixed charges EBITDA."

The computation of the fixed charge coverage ratio for the twelve months ended March 31, 2005, is as follows:

	Three Months Ended
					Twelve Months Ended March 31, 2005
	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005

Financial performance debt covenant test:
Consolidated adjusted EBITDA	$9,773	$6,659	$42,705	$26,214	$85,351
Capital expenditures	(1,522)	(1,010)	(1,896)	(1,616)	(6,044)
Cash (paid for) refund of income taxes	19	170	5	(2)	192
Preferred stock dividends paid in cash	—	(1,109)	(1,110)	(1,110)	(3,329)

Fixed charges EBITDA	$8,270	$4,710	$39,704	$23,486	$76,170

Fixed charges for the period	$6,556	$6,284	$6,556	$6,226	$25,622

Fixed charge coverage ratio based on rolling four consecutive quarters					297%

Reconciliation of consolidated adjusted EBITDA to cash flows provided by (used in) operating activities:
Consolidated adjusted EBITDA	$9,773	$6,659	$42,705	$26,214	$85,351
One-time adjustment, per Senior Secured Working Capital Credit Facility	(10,475)	—	—	—	(10,475)
Gain on disposition of assets, net	—	—	—	(2,993)	(2,993)
Inventory adjustments	12,502	19,510	(22,899)	65,183	74,296
Interest expense, net	(6,556)	(6,284)	(6,556)	(6,226)	(25,622)
Cash (paid for) refund of income taxes	19	170	5	(2)	192
Amortization of deferred revenue	(1,412)	(1,048)	(1,641)	(2,376)	(6,477)
Amortization of deferred stock-based compensation	698	630	646	697	2,671
Net change in unrealized (gains) losses on long-term derivative contracts	867	2,571	(2,031)	(88)	1,319
Change in operating assets and liabilities	77,931	(25,632)	(123,311)	174,692	103,680

Cash flows provided by (used in) operating activities	$83,347	$(3,424)	$(113,082)	$255,101	$221,942

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. For TransMontaigne, the accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and do not anticipate the adoption will have a significant impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS 143," which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. For TransMontaigne, FIN 47 is effective for annual reporting periods beginning after December 15, 2005. We are evaluating the requirements under FIN 47 and do not anticipate the adoption will have a significant impact on our consolidated financial statements.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2004, in addition to the interim unaudited consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended June 30, 2004.

Relative month-end commodity prices per gallon from June 30, 2001 to March 31, 2005 (near-month NYMEX close on the last day of the month) are as follows ($/gallon):

The value of petroleum products in any local delivery market is the sum of the commodity price as reflected on the NYMEX and the basis differential for that local delivery market. For those physical and derivative positions as to which TransMontaigne chooses to manage the associated commodity price risk, the primary objective of the risk management strategy is to minimize the financial impact on TransMontaigne from changes in petroleum commodity prices affected by world-wide crude oil and petroleum products supply and demand disruptions (e.g., Middle East war, OPEC production quotas, foreign import disruptions due to hurricanes and other weather-related occurrences, foreign country work stoppages, and major refinery outages). We generally do not manage the financial impact on us from changes in basis differentials affected by local market supply and demand disruptions (e.g., local pipeline delivery disruptions (such as the August 2003 pipeline disruption that affected Arizona markets), local refinery outages, periodic change in local government specifications for gasolines and distillates, local seasonality in product demand, and disruptions due to local weather related occurrences).

We utilize NYMEX futures contracts to manage the financial impact on us from changes in commodity prices due to "world-wide" events. NYMEX futures contracts are obligations to purchase or sell a specific volume of inventory at a fixed price at a future date. We believe that the utilization of NYMEX futures contracts to manage commodity price risk minimizes the financial impact on TransMontaigne from changes in "world-wide" commodity prices. Except for the lack of correlation between the cash and futures markets that we experienced during the three months ended June 30, 2004, we believe that the historical results of our risk management strategies generally produce the financial outcomes we expect.

The physical and derivative positions that expose TransMontaigne to commodity price risk and an indication of whether those positions are managed under the Company's risk management strategies are as follows:

Position	Derivative Contract	Commodity Price Risk is Managed

Fixed-price forward purchase commitments prior to receipt of the product at our terminal	Yes	No
Discretionary inventory held for immediate sale or exchange	No	Yes
Discretionary volumes held for base operations	No	No
Fixed-price forward sale commitments	Yes	Yes
Inventory due to others under exchange agreements	Yes	Yes

We evaluate our exposure to commodity price risk from an overall portfolio basis that considers the continuous movement of discretionary inventory volumes held for immediate sale or exchange and our obligations to deliver products through our sales contracts and exchange agreements. Our risk management strategies are intended to maintain a balanced position of discretionary inventories held for immediate sale or exchange, inventory due to others under exchange agreements, fixed-price forward sale commitments and risk management contracts, thereby reducing exposure to commodity price fluctuations. To the extent that we do not manage the commodity price risk relating to a position that is subject to commodity price risk and commodity prices move adversely, we could suffer losses on that position. If, however, prices move favorably, we would realize a gain that we would not realize if substantially all of our positions were managed. At March 31, 2005, we did not manage the commodity price risk on approximately 5.5 million barrels composed of approximately 0.4 million barrels of discretionary inventories held for immediate sale or exchange, approximately 2.1 million barrels of discretionary inventories held for base operations and approximately 3.0 million barrels of fixed-price forward purchase commitments. We generally do not manage the commodity price risk associated with our discretionary volumes held for base operations and fixed-price forward purchase commitments because these positions are expected to be held for the foreseeable future and, thus, these positions are not expected to be sold or exchanged in the ordinary course of business.

During the nine months ended March 31, 2005, we reduced our discretionary volumes held for base operations from approximately 4.1 million barrels to approximately 2.1 million barrels. We liquidated approximately 2.0 million barrels as a result of the product supply agreement with MSCG.

Our risk management policy allows our management team the discretion to manage the commodity price risk relating to up to 500,000 barrels of our base operating inventory volumes, or to leave unmanaged up to 500,000 barrels of our discretionary inventory held for immediate sale or exchange.

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

Our risk management strategies and practices currently do not qualify for "hedge accounting" for financial reporting purposes because we do not designate and associate the risk management contracts as hedges of specific physical and derivative positions and we do not document and test the effectiveness of the relationship between the risk management contracts and the physical and derivative positions.

Except for our discretionary volumes held for base operations, when we take title and accept risk of loss on refined petroleum products supplied by third parties at our terminals, we enter into futures contracts (i.e., short futures contracts) to sell a corresponding amount of product to protect against price fluctuations for the underlying commodity. In order to effectively manage commodity price risk, we must predict when we will sell the underlying product. When we ultimately sell the underlying inventory to a customer, we unwind the related futures contract. If there is correlation in price changes between the forward price curve in the futures market and the value of physical products in the cash market, the net changes in our variation margin position should be offset by the net operating margins we receive when we sell the underlying discretionary inventory. Therefore, in order to effectively manage commodity price risk, we must predict when we will sell the underlying product. If we fail to accurately predict the timing of those future sales, and the product remains in our inventory longer than the expiration date of the futures contract, we must settle the old futures contract and enter into a new futures contract to sell the product to manage the commodity price risk against the same inventory. We refer to this as "rolling" the risk management contracts. Furthermore, we may be unable to precisely match the underlying product in our futures contracts with the exact type of product in our physical inventory. To the extent that price fluctuations of the product covered by the NYMEX futures contract do not match the price fluctuations of the product in our physical inventory, our exposure may not be mitigated.

When we enter into a forward sale commitment to deliver product to a customer in the future at a fixed price, we enter into a futures contract (i.e., a long futures contract) to purchase a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately deliver the underlying product to a customer, we unwind the related risk management contract. We may be unable to precisely match the underlying product in our futures contracts with the exact type of product in our fixed-price forward sale commitment. To the extent that price fluctuations of the product covered by the NYMEX futures contract do not match the price fluctuations of the product in our fixed-price forward sale commitment, our exposure may not be mitigated.

When our discretionary inventory volumes held for immediate sale or exchange exceeds our fixed-price forward sale commitments, we will maintain a net short futures position. When our fixed-price forward sale commitments exceed our discretionary inventory volumes held for immediate sale or exchange, we will maintain a net long futures position. During a period of rising prices, long (short) futures contracts will increase (decrease) in value resulting in a gain (loss). During a period of declining prices, our long (short) futures contracts will decrease (increase) in value resulting in a loss (gain). Therefore, if we are in a net short futures position during periods of rising commodity prices, we expect to recognize significant net margin before other direct costs and expenses from the sale of the physical product offset by significant net losses on risk management activities resulting in overall net operating margins that are in line with expectations. Conversely, if we are in a net short futures position during periods of declining commodity prices, we expect to recognize minimal, if any, net margin before other direct costs and expenses from the sale of the physical product offset by significant net gains on risk management activities resulting in overall net operating margins that are, again, in line with expectations.

For the three and nine months ended March 31, 2005, we recognized net gains on risk management activities of approximately $13.0 million and $30.3 million, respectively, due principally to rising commodity prices and a net long futures position. For the three and nine months ended March 31, 2004, we recognized net (losses) on risk management activities of approximately $(16.6) million and $(35.1) million, respectively, due principally to rising commodity prices and a net short futures position.

The NYMEX requires an initial margin deposit to open a futures contract. At March 31, 2005 and June 30, 2004, we had approximately $3.1 million and $3.5 million, respectively, on deposit to cover our initial margin requirements on open NYMEX futures contracts. NYMEX futures contracts also require daily settlements for changes in commodity prices. Unfavorable commodity price changes subject us to variation margin calls that require us to make cash payments to the NYMEX in amounts that may be material. At March 31, 2005, a $0.05 per gallon unfavorable change in commodity prices would have required us to make a cash payment of approximately $1.9 million to cover the variation margin. Conversely, a $0.05 per gallon favorable change in commodity prices would have permitted us to receive approximately $1.9 million. We use our available cash and credit lines to fund these margin calls, but such funding requirements could exceed our ability to access capital.

At March 31, 2005, a $0.05 per gallon unfavorable change in commodity prices relative to our open positions in derivative contracts and risk management contracts would have resulted in the recognition of a loss (realized and unrealized) of approximately $4.6 million. However, the fair value of our discretionary inventory held for immediate sale or exchange would have increased by approximately $2.5 million. The gain from the increase in the fair value of our discretionary inventory volumes held for immediate sale or exchange will not be recognized for financial reporting purposes until those volumes have been sold to customers, which may be in an accounting period subsequent to the accounting period in which the losses on derivative contracts and risk management contracts are recognized.

Interest rate risk

At March 31, 2005, we had outstanding borrowings of $nil under our Senior Secured Working Capital Credit Facility. We are exposed to interest rate risk because the Senior Secured Working Capital Credit Facility was a variable-rate-based credit facility. The interest rate is based on the lender's alternate base rate plus a spread, or LIBOR plus a spread, in effect at the time of the borrowings and is adjusted monthly, bi-monthly, quarterly or semi-annually.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated May 6, 2005	TRANSMONTAIGNE INC. (Registrant)
	By:	/s/ DONALD H. ANDERSON Donald H. Anderson President and Chief Executive Officer
/s/ RANDALL J. LARSON Randall J. Larson Executive Vice President, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.