Form 10-Q
period 2005-09-30
TRANSMONTAIGNE INC
filed 2005-11-09
CIK 755199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

(303) 626-8200

(Telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

As of October 24, 2005, there were 49,724,985 shares of the Registrant’s Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements and information relating to TransMontaigne Inc., including the following:

i.                   certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

ii.               any statements contained herein or therein regarding the prospects for our business or any of our services;

iii.           any statements preceded by, followed by or that include the words “may,” “seeks,” “believes,” “expects,” “anticipates,” “intends,” “continues,” “estimates,” “plans,” “targets,” “predicts,” “attempts,” “is scheduled,” or similar expressions; and

iv.             other statements contained herein or therein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

The following risk factors, discussed in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005, filed on September 13, 2005, are important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to:

•       the availability of adequate supplies of and demand for petroleum products in the areas in which we operate;

•       the effects of competition and our ability to renew customer contracts;

•       the impact of petroleum product price fluctuations on our sales margins and the effect of changes in commodity prices on our liquidity;

•       the success of our risk management activities;

•       volumes of refined petroleum product throughput or stored in our terminal facilities;

•       TransMontaigne Partners’ inability to pay the minimum quarterly distribution on the subordinated units that we own;

•       continued creditworthiness of, and performance by, contract counterparties;

•       the tax and other effects of the exercise of TransMontaigne Partners’ options to purchase our fixed assets;

•       operational hazards and availability and cost of insurance on our assets and operations;

•       the impact of any failure of our information technology systems;

•       the availability of acquisition opportunities and successful integration and future performance of acquired assets;

•       the threat of terrorist attacks or war;

•       the impact of current and future laws and governmental regulations;

•       the failure of TransMontaigne Partners to avoid federal income taxation as a corporation or the imposition of state level taxation;

•       liability for environmental claims;

•       the impact of the departure of any key officers; and

•       general economic, market or business conditions.

We do not intend to update these forward-looking statements except as required by law.

Part I. Financial Information

ITEM 1.                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Inc. as of and for the three months ended September 30, 2005, are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 13, 2005.

TransMontaigne Inc. is a holding company with the following active subsidiaries during the three months ended September 30, 2005.

•       TransMontaigne Product Services Inc. (“TPSI”)

•       TransMontaigne Services Inc.

•       TransMontaigne Transport Inc.

•       Coastal Fuels Marketing, Inc.

•       Coastal Tug and Barge, Inc.

•       TransMontaigne Partners L.P.

We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,168	$29,721
Restricted cash held by commodity broker	17,700	10,436
Trade accounts receivable, net	452,689	381,771
Inventories—discretionary volumes	331,309	274,774
Unrealized gains on derivative contracts	39,068	7,620
Deferred tax assets	18,704	18,401
Prepaid expenses and other	5,814	6,767
	870,452	729,490
Property, plant and equipment, net	359,270	344,532
Product linefill and tank bottom volumes	24,702	24,325
Unrealized gains on derivative contracts	2	—
Investment in Lion Oil Company	10,131	10,131
Deferred debt issuance costs, net	9,253	9,778
Other assets, net	42,874	23,725
	$1,316,684	$1,141,981
LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Commodity margin loan	$10,000	$—
Working capital credit facility	60,500	—
Trade accounts payable	227,230	212,040
Income taxes payable	8,427	29,801
Unrealized losses on derivative contracts	100,203	47,215
Inventory due to others under exchange agreements	59,544	16,429
Excise taxes payable	59,420	79,597
Other accrued liabilities	27,024	20,791
Deferred revenue—supply chain management services	2,731	3,981
	555,079	409,854
Other liabilities:
Long-term debt	231,000	228,307
Deferred tax liabilities	50,543	46,413
Unrealized losses on derivative contracts	225	234
Total liabilities	836,847	684,808
Non-controlling interests in TransMontaigne Partners	82,601	81,440
Series B redeemable convertible preferred stock	20,826	49,249
Common stockholders’ equity:
Common stock	498	456
Capital in excess of par value	321,959	299,681
Deferred stock-based compensation	—	(7,042)
Retained earnings	53,953	33,389
	376,410	326,484
	$1,316,684	$1,141,981

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended September 30,
	2005	2004
Supply, distribution, and marketing:
Revenues	$2,954,136	$2,029,252
Cost of product sold and other direct costs and expenses	(2,905,517)	(2,005,096)
Net operating margins	48,619	24,156
Terminals, pipelines, and tugs and barges:
Revenues	29,225	26,472
Direct operating costs and expenses	(18,696)	(14,407)
Net operating margins	10,529	12,065
Total net operating margins	59,148	36,221
Costs and expenses:
Selling, general and administrative expenses	(11,554)	(10,433)
Depreciation and amortization	(6,581)	(5,807)
Gain (loss) on disposition of assets, net	1,118	(3,599)
Total costs and expenses	(17,017)	(19,839)
Operating income	42,131	16,382
Other income (expenses):
Dividend income	583	381
Interest income	326	39
Interest expense	(5,918)	(6,323)
Other financing costs:
Amortization of deferred debt issuance costs	(525)	(706)
Write-off of debt issuance costs related to former bank credit facility	—	(3,392)
Total other expenses	(5,534)	(10,001)
Earnings before income taxes	36,597	6,381
Income tax expense	(13,907)	(2,553)
Non-controlling interests share in earnings of TransMontaigne Partners	(1,807)	—
Net earnings	20,883	3,828
Earnings allocable to preferred stock	(1,713)	(846)
Net earnings attributable to common stockholders	$19,170	$2,982
Earnings per share:
Basic net earnings per common share	$0.41	$0.08
Diluted net earnings per common share	$0.38	$0.07
Weighted average common shares outstanding:
Basic	46,943	39,493
Diluted	54,938	51,276

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of preferred stock and common stockholders’ equity
Year ended June 30, 2005 and three months ended September 30, 2005
(In thousands)

	Series B Preferred stock	Common stock	Capital in excess of par value	Deferred stock-based compensation	Retained earnings (accumulated deficit)	Total common stockholders’ equity
Balance at June 30, 2004	$77,719	$411	$251,775	$(4,129)	$(19,768)	$228,289
Common stock issued for options exercised	—	—	347	—	—	347
Common stock repurchased from employees for withholding taxes	—	(1)	(816)	—	—	(817)
Net tax effect arising from stock-based compensation	—	—	272	—	—	272
Forfeiture of restricted stock awards prior to vesting	—	(2)	(1,222)	1,224	—	—
Deferred compensation related to restricted stock awards	—	7	4,163	(4,170)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,625	—	2,625
Warrant granted to MSCG in exchange for product supply agreements	—	—	14,600	—	—	14,600
Preferred stock dividends paid-in kind	1,087	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(4,207)	(4,207)
Amortization of premium on Series B Redeemable Convertible Preferred stock	(1,546)	—	—	—	1,546	1,546
Conversion of Series B Redeemable Convertible Preferred stock into common stock	(28,011)	41	27,970	—	—	28,011
Deferred compensation related to restricted TransMontaigne Partners’ common unit awards	—	—	2,592	(2,592)	—	—
Net earnings	—	—	—	—	55,818	55,818
Balance at June 30, 2005	$49,249	$456	$299,681	$(7,042)	$33,389	$326,484
Elimination of deferred stock-based compensation due to adoption of SFAS 123(R)	—	—	(7,042)	7,042	—	—
Common stock issued for options exercised	—	—	194	—	—	194
Amortization of deferred stock-based compensation	—	—	894	—	—	894
Preferred stock dividends	—	—	—	—	(468)	(468)
Amortization of premium on Series B redeemable convertible preferred stock	(149)	—	—	—	149	149
Conversion of Series B redeemable convertible preferred stock into common stock	(28,274)	42	28,232	—	—	28,274
Net earnings	—	—	—	—	20,883	20,883
Balance at September 30, 2005	$20,826	$498	$321,959	$—	$53,953	$376,410

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$20,883	$3,828
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization of deferred revenue	(1,572)	(1,048)
Depreciation and amortization	6,581	5,807
Deferred tax expense	—	2,723
Amortization of deferred stock-based compensation	894	630
Amortization of deferred debt issuance costs	525	706
Write-off of debt issuance costs	—	3,392
(Gain) loss on disposition of assets, net	(1,118)	3,599
Net change in unrealized (gains) losses on long-term derivative contracts	(12)	2,571
Non-controlling interests share in earnings of TransMontaigne Partners	1,807	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	(50,272)	1,037
Inventories—discretionary volumes	(52,652)	(6,682)
Prepaid expenses and other	75	1,217
Trade accounts payable	12,217	(14,472)
Income taxes payable	(21,374)	—
Inventory due to others under exchange agreements	43,115	310
Unrealized (gains) losses on derivative contracts	21,862	14,051
Excise taxes payable and other accrued liabilities	(17,494)	(21,093)
Net cash provided by (used in) operating activities	(36,535)	(3,424)
Cash flows from investing activities:
Acquisition of Radcliff, net of cash acquired	(52,054)	—
Acquisition of terminals, pipelines, tugs and barges	—	(7,618)
Additions to property, plant and equipment—expansion of facilities	(1,875)	(1,086)
Additions to property, plant and equipment—maintain existing facilities	(318)	(1,010)
Increase in restricted cash held by commodity broker	(7,036)	(2,681)
Proceeds from disposition of assets	1,118	—
Other	—	5
Net cash provided by (used in) investing activities	(60,165)	(12,390)
Cash flows from financing activities:
Net borrowings of debt	63,193	22,000
Net borrowings of commodity margin loan	10,000	3,762
Deferred debt issuance costs	—	(3,082)
Common stock issued for options exercised	194	78
Distributions paid to non-controlling interests in TransMontaigne Partners	(646)	—
Preferred stock dividends paid in cash	(594)	—
Net cash provided by (used in) financing activities	72,147	22,758
Increase (decrease) in cash and cash equivalents	(24,553)	6,944
Cash and cash equivalents at beginning of period	29,721	6,158
Cash and cash equivalents at end of period	$5,168	$13,102
Supplemental disclosures of cash flow information:
Cash paid for (refund of) income taxes	$35,282	$(170)
Cash paid for interest expense	$1,255	$2,239

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Notes to consolidated financial statements
September 30, 2005 and June 30, 2005

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Use of Estimates

The accompanying unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which are, in our opinion, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 13, 2005.

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying unaudited consolidated financial statements include the accounts of TransMontaigne Inc., a Delaware corporation (“TransMontaigne”), and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation, except for throughput fees, storage fees, pipeline transportation fees, tug and barge fees and other fees charged to our supply, distribution and marketing operations by our terminals, pipelines, and tugs and barges. The related inter-company revenues and costs offset within total net operating margins in the accompanying consolidated statement of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; fair value of inventories—discretionary volumes (used to evaluate the financial performance of our business segments); fair value of derivative contracts; and accrued environmental obligations. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events. Actual results could differ from these estimates.

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

On May 27, 2005, TransMontaigne Partners L.P. (“TransMontaigne Partners”), a consolidated subsidiary of ours, completed its initial public offering of common units. TransMontaigne Partners received net proceeds of approximately $73.0 million for the issuance and sale of 3,852,500 common units, after giving effect to the exercise of the underwriters’ over-allotment option, at the initial public offering price of $21.40 per common unit, and the payment of the underwriting discount, structuring fee and other offering costs of approximately $9.5 million. TransMontaigne Partners also received approximately $7.9 million for the issuance and sale of 450,000 subordinated units to an affiliate of Morgan Stanley Capital Group, Inc. in a separate private placement at a price of $17.65 per subordinated unit. We contributed seven refined products terminals located in Florida, the Razorback Pipeline, and two refined products terminals located in Mt. Vernon, Missouri and Rogers, Arkansas to TransMontaigne Partners in exchange for a 2% general partner interest, 2,872,266 subordinated units, and a distribution of $111.5 million. We also entered into an omnibus agreement and terminaling and transportation services agreement with TransMontaigne Partners. The omnibus agreement sets forth the terms on which we will provide TransMontaigne Partners with certain general and administrative services, insurance coverage and environmental and other indemnification, among other terms. We also have agreed to provide TransMontaigne Partners with certain options and rights of first refusal to purchase additional refined petroleum product terminal assets, and TransMontaigne Partners has agreed to provide us certain rights of first refusal with respect to its assets and additional terminal capacity added by TransMontaigne Partners in the future. Pursuant to the terminaling and transportation services agreement, we agreed to transport on TransMontaigne Partners’ Razorback Pipeline and to throughput in TransMontaigne Partners’ terminals a volume of refined product that will result in minimum revenues to TransMontaigne Partners of $5.0 million per calendar quarter.

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

Delivered fuel price management contracts involve the sales of committed quantities of specific motor fuels delivered to our customer’s proprietary fleet refueling locations at fixed prices for terms up to three years. Under retail price management contracts, customers commit for terms up to 18 months to a specific monthly quantity of product within one or more metropolitan areas and agree to a net settlement with us for the difference between a stipulated retail price index and our fixed contract price. Our logistical supply chain management arrangements permit our customers to use our proprietary web-based inventory management system for a fee, which typically is charged on a per gallon basis.

Revenue from sales made pursuant to delivered fuel price management contracts are recognized when title to the product is transferred to the customer, which generally occurs upon delivery of the product to the customer’s proprietary fleet refueling location. Revenue from sales made pursuant to retail price management contracts are recognized when title to the product is transferred to the customer, which generally occurs upon lifting of the product by the customer at the retail gasoline station. Revenue from logistical supply chain management services fees is recognized on a straight-line basis over the term of the contract.

(f) Accounting for Risk Management Activities

We enter into risk management contracts, principally NYMEX futures contracts, to manage our exposure to changes in commodity prices. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories—discretionary volumes held for immediate sale or exchange, inventory due to others under exchange agreements, open positions in derivative contracts, and open positions in risk management contracts. We enter into risk management contracts that offset the changes in the values of our inventories—discretionary volumes held for immediate sale or exchange and derivative contracts. At September 30, 2005 and June 30, 2005, our open positions in risk management contracts were NYMEX futures contracts (purchases and sales) and NYMEX options (calls and puts).

(g) Accounting for Derivative Contracts

Our contract sales, bulk sales, delivered fuel price management, retail price management, risk management contracts and product supply contracts qualify as derivative instruments pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. All derivative contracts are required to be reported as assets and liabilities at fair value in the accompanying consolidated balance sheet in accordance with SFAS No. 133. The fair value of our derivative contracts is included in “Unrealized gains or losses on derivative contracts” in the accompanying consolidated balance sheet. Changes in the fair value of our derivative contracts are included in net operating margins attributable to our supply, distribution and marketing operations.

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

(h) Presentation of Revenues

We present revenue from our rack spot sales, contract sales, certain bulk sales, and delivered fuel price management contracts on a gross basis in the accompanying consolidated statement of operations because our obligations under these arrangements are settled via transfer of title and risk of loss of the product to the customer. Revenue from our retail price management contracts and risk management contracts are presented on a net basis (i.e., product costs are required to be netted directly against gross revenues to arrive at net revenues) in the accompanying consolidated statement of operations because our obligations under these arrangements are settled on a net cash basis. The logistical supply chain management services fees do not involve the sale of inventory and, therefore, only the service fee is presented in the accompanying consolidated statement of operations.

We have presented bulk transactions that were “booked out” on a net basis in the consolidated statement of operations (i.e., product costs are netted directly against gross revenues to arrive at net revenues). A “book out” occurs when one party appears more than once for the sale and purchase of a specific grade of refined product for a specific scheduling date to transport product on a particular common carrier pipeline. In that instance, we and other pipeline shippers agree not to schedule or deliver the refined product that originates and ends with the same counterparty, but rather settle in cash the amounts due to or from each intervening counterparty, thus booking out the transaction. For the three months ended September 30, 2005 and 2004, we booked out bulk transactions of approximately $332.0 million and $975.3 million, respectively. The booking out of a bulk transaction has no effect on our net operating margins or net earnings.

(i) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost). Inventories—discretionary volumes are as follows (in thousands):

	September 30, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Volumes held for immediate sale or exchange	$170,866	2,006	$153,123	2,415
Volumes held for base operations	160,443	2,011	121,651	2,011
Inventories—discretionary volumes	$331,309	4,017	$274,774	4,426

At September 30, 2005 and June 30, 2005, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $10.6 million and $2.1 million, respectively. At September 30, 2005 and June 30, 2005, the market value of our volumes held for base operations exceeded their cost basis by approximately $7.9 million and $0.2 million, respectively.

During the year ended June 30, 2005, we decreased our volumes held for base operations by approximately 2.0 million barrels as a result of our product supply agreement with Morgan Stanley Capital Group, Inc.

(j) Inventory Due to Others Under Exchange Agreements

We enter into exchange agreements generally with major oil companies. Exchange agreements generally are fixed-term agreements that involve our receipt of a specified volume of product at one location in exchange for delivery by us of product at a different location. At September 30, 2005 and June 30, 2005, current liabilities include inventory due to others under exchange agreements of approximately 676,000 barrels and 296,000 barrels, respectively, with a fair value of approximately

$59.5 million and $16.4 million, respectively. The amount recorded represents the fair value of inventory due to others under exchange agreements at the respective balance sheet date.

(k) Accounting for Product Linefill and Tank Bottom Volumes

Our product linefill and tank bottom volumes are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange these inventories in the ordinary course of business and, therefore, we generally do not manage the commodity price risks associated with these volumes.

At September 30, 2005 and June 30, 2005, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheet as non-current assets and are carried at the lower of cost (weighted average) or market (replacement cost). The replacement cost of our product linefill and tank bottom volumes is based on the nearest quoted wholesale market price. At September 30, 2005 and June 30, 2005, we had approximately 931,000 barrels and 925,000 barrels, respectively, of product reflecting tank bottoms and linefill in our propriety terminal connections with an adjusted cost basis of approximately $24.7 million and $24.3 million, respectively. At September 30, 2005 and June 30, 2005, the market value of our product linefill and tank bottom volumes exceeded their cost basis by approximately $58.1 million and $34.8 million, respectively.

(l) Restricted Cash Held by Commodity Broker

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(m) Deferred Debt Issuance Costs

Deferred debt issuance costs are as follows (in thousands):

	June 30, 2005	Additions	Amortization	September 30, 2005
Senior secured working capital credit facility	$3,422	$—	$(202)	$3,220
Senior subordinated notes	5,455	—	(277)	5,178
TransMontaigne Partners’ credit facility	901	—	(46)	855
	$9,778	$—	$(525)	$9,253

(n) Environmental Obligations

At September 30, 2005 and June 30, 2005, we had accrued environmental obligations of approximately $5.7 million and $6.1 million, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the three months ended September 30, 2005, we made payments of approximately $1.2 million towards our environmental remediation obligations. During the three months ended September 30, 2005, we charged to income approximately $0.2 million to increase our estimate of our future environmental remediation obligations. During the three months ended September 30, 2005, we assumed approximately $0.6 million of environmental remediation obligations in connection with our acquisition of Radcliff (see Note 2 of Notes to consolidated financial statements). During the three months ended September 30, 2005 and 2004, we received insurance recoveries of approximately $0.1 million and $1.2 million, respectively, which have been recognized as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations.

(o) Equity-Based Compensation Plans

For periods ending prior to July 1, 2005, we accounted for our employee stock option plans and restricted stock awards using the intrinsic value method pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. If compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, our net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

Three months ended September 30, 2004
Net earnings (loss) attributable to common stockholders:
As reported	$2,982
Amortization of the fair value of stock options granted to employees	(26)
Pro forma	$2,956
Earnings (loss) per common share
As reported
Basic	$0.08
Diluted	$0.07
Pro forma
Basic	$0.07
Diluted	$0.07

There were no options granted during the years ended June 30, 2005, 2004 and 2003. The weighted average fair value at grant dates for options granted during the year ended June 30, 2002 was $3.08. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the year ended June 30, 2002 were as follows: no dividend yield, expected volatility of 79%, risk-free rate of 4.49%, and expected life of 4 years.

Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. This Statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to estimate the number of equity instruments that are expected to vest in measuring the total compensation cost to be recognized over the related service period.

For awards granted prior to July 1, 2005, we are required to measure compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., the unvested portion of the award as of July 1, 2005). The compensation cost for these awards is based on their relative grant-date fair values.

For awards granted on or after July 1, 2005, compensation cost will be recognized over the service period on a straight-line basis. For awards granted before July 1, 2005, compensation cost is recognized over the related service period on an accelerated basis pursuant to FASB Interpretation No. 28.

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

In the event dividends on a per share equivalent basis are declared on our common stock in excess of the dividends declared on the Series B redeemable convertible preferred stock, the Series B redeemable convertible preferred stock will participate as if the Series B redeemable convertible preferred stock was converted into common stock. Accordingly, the Series B redeemable convertible preferred stock has been determined to be a “participating” security for purposes of computing earnings per share.

(q) Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Net earnings and stockholders’ equity have not been affected by these reclassifications.

(2)   ACQUISITIONS

On August 1, 2005, we acquired all the outstanding shares of capital stock of Radcliff/Economy Marine Services, Inc. (“Radcliff”) for a purchase price of approximately $52.1 million, net of cash acquired of approximately $2.1 million. The purchase price is composed of approximately $41.8 million paid in cash plus the assumption of Radcliff’s existing outstanding debt of approximately $12.4 million. The acquisition includes three petroleum products terminals, two in Mobile, Alabama and one in Pensacola, Florida, with combined aggregate storage capacity of approximately 350,000 barrels, two tugboats, 6 barges, and 12 tractors and associated trailers. The consolidated financial statements include the results of operations of the Radcliff facilities from the closing date of the transaction (August 1, 2005). The purchase price was allocated to the assets and liabilities acquired based upon the estimated fair value of the assets and liabilities as of the acquisition date. The purchase price was allocated as follows (in thousands):

Radcliff
Trade accounts receivable, net of allowance for doubtful accounts of $47	$20,097
Discretionary inventory, product linefill and tank bottom volumes	4,259
Property, plant and equipment	16,779
Deferred tax assets	303
Goodwill	19,384
Other assets	521
Trade accounts payable	(3,304)
Accrued environmental obligations	(605)
Deferred tax liabilities	(4,130)
Due to former Radcliff stockholders	(1,000)
Other assumed liabilities	(250)
Cash paid, net of cash acquired	$52,054

The unaudited pro forma combined results of operations as if the acquisition of the Radcliff facilities had occurred on July 1, 2004 are as follows (in thousands, except per share data):

	Three months ended	Three months ended
	September 30,	September 30,
	2005	2004
Revenue	$3,004,866	$2,099,643
Net earnings	$20,848	$5,226
Basic earnings per share	$0.41	$0.10

(3)   DISPOSITION OF ASSETS

Gain on disposition of assets, net for the three months ended September 30, 2005, reflects the final insurance recovery of approximately $1.1 million on the involuntary conversion of our historical Pensacola terminal facilities. Loss on disposition of assets, net for the three months ended September 30, 2004, consists principally of an approximately $3.6 million loss on the involuntary conversion of our historical Pensacola terminal facilities due to the damage caused by Hurricane Ivan.

(4)   CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net consists of the following (in thousands):

	September 30,	June 30,
	2005	2005
Trade accounts receivable	$453,319	$382,324
Less allowance for doubtful accounts	(630)	(553)
	$452,689	$381,771

(5)   UNREALIZED GAINS AND LOSSES ON DERIVATIVE CONTRACTS

Unrealized gains and losses on derivative contracts are as follows (in thousands):

	September 30,	June 30,
	2005	2005
Unrealized gains—current	$39,068	$7,620
Unrealized gains—non-current	2	—
Unrealized gains—asset	39,070	7,620
Unrealized losses—current	(100,203)	(47,215)
Unrealized losses—long-term	(225)	(234)
Unrealized losses—liability	(100,428)	(47,449)
Net asset (liability)	$(61,358)	$(39,829)

At September 30, 2005 and June 30, 2005, there were no unrealized gains or losses on NYMEX futures contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts.

At September 30, 2005, included in unrealized gains—current is an unrealized gain of approximately $0.2 million related to certain short positions taken in the NYMEX options market. At June 30, 2005, included in unrealized losses—current is an unrealized loss of approximately $3.6 million related to short positions taken in the NYMEX options market.

(6)   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows (in thousands):

	September 30,	June 30,
	2005	2005
Prepaid insurance	$1,566	$2,246
Amounts due from insurance carrier	2,072	954
Asset held for sale	—	1,200
Prepaid business taxes	322	552
Additive detergent	908	985
Prepaid software maintenance fees	74	105
Other	872	725
	$5,814	$6,767

Amounts due from insurance carrier represents our remaining estimated proceeds to be received on insurance claims related to the involuntary conversion of our historical Pensacola terminal facilities due to the damage caused by Hurricane Ivan.

During the three months ended September 30, 2005, we decided to retain the land at our historical Pensacola terminal facilities to augment the Pensacola terminal facilities that we acquired from Radcliff (see Note 2 of Notes to consolidated financial statements). In prior periods, asset held for sale was carried at the lower of cost or fair value less costs of disposition and consisted of the land held for sale at our historical Pensacola terminal facilities.

(7)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	September 30,	June 30,
	2005	2005
Land	$42,910	$38,710
Terminals, pipelines and equipment	387,036	374,213
Technology and equipment	14,754	14,751
Tugs and barges	30,278	27,277
Furniture, fixtures and equipment	6,784	6,784
Construction in progress	2,394	1,747
	484,156	463,482
Less accumulated depreciation	(124,886)	(118,950)
	$359,270	$344,532

(8)   OTHER ASSETS

Other assets are as follows (in thousands):

	September 30,	June 30,
	2005	2005
Prepaid transportation	$737	$326
Goodwill	26,237	6,853
Product supply agreement, net of accumulated amortization of $1,564 and $1,043, respectively	13,036	13,557
Acquired intangible, net of accumulated amortization of $1,292 and $1,167, respectively	1,208	1,333
Commodity trading membership	1,500	1,500
Deposits and other assets	156	156
	$42,874	$23,725

Prepaid transportation relates to our contractual transportation and deficiency agreement with an interstate product pipeline (see Note 16 of Notes to consolidated financial statements).

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable assets acquired. Goodwill is not amortized, but instead tested for impairment on an annual basis during the three months ended June 30. We recognized approximately $6.9 million of goodwill related to our November 1997 acquisition of the ITAPCO terminals and approximately $19.4 million of goodwill related to our August 2005 acquisition of Radcliff.

On November 23, 2004, we granted to MSCG warrants to acquire 5.5 million shares of our common stock at an exercise price of $6.60 per share as partial consideration for agreeing to enter into a 7-year product supply agreement (see Note 15 of Notes to consolidated financial statements). The value ascribed to the product supply agreement is being amortized to income over the 7-year term of the agreement, commencing in January 2005.

Acquired intangible represents the right to use the Coastal Fuels trade name for a period of five years commencing February 28, 2003. The cost of the acquired intangible is being amortized on a straight-line basis over five years.

Commodity trading membership represents the purchase price we paid to acquire two seats on the NYMEX.

(9)   OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows (in thousands):

	September 30,	June 30,
	2005	2005
Accrued environmental obligations	$5,736	$6,148
Accrued lease abandonment	1,620	1,798
Accrued indemnities—NORCO	1,000	1,000
Accrued transportation and deficiency obligations	254	640
Accrued property taxes	2,689	2,245
Assumed litigation costs—Coastal Fuels assets	325	325
Dividend payable—preferred stock	583	708
Accrued interest payable	6,152	1,521
Customer advances and deposits	1,462	1,773
Accrued expenses and other	7,203	4,633
	$27,024	$20,791

Accrued Lease Abandonment.   We vacated certain office space in Denver, Colorado during June 2003 and we vacated certain excess space in Atlanta, Georgia during October 2002. In connection with our acquisition of the Coastal Fuels assets during February 2003, we vacated a sales office in Coral Gables, Florida. The accrual for the abandonment of the office leases represents the excess of the remaining lease payments subsequent to vacancy of the space by us over the estimated sublease rentals to be received based on current market conditions. At September 30, 2005 and June 30, 2005, the accrued liability for lease abandonment costs was approximately $1.6 million and $1.8 million, respectively.

	Accrued liability at June 30, 2005	Change in estimate charged to expense	Amounts paid during the period	Accrued liability at September 30, 2005
	(in thousands)
Accrued lease abandonment	$1,798	$—	$(178)	$1,620

We expect to pay the accrued liability of approximately $1.6 million, net of estimated sublease rentals, as follows (in thousands):

Years ending June 30:	Lease payments	Estimated sublease rentals	Accrued liability
2006 (Remainder of the year)	$789	$(261)	$528
2007	995	(346)	649
2008	306	(159)	147
2009	313	(165)	148
2010	318	(170)	148
	$2,721	$(1,101)	$1,620

(10)   DEFERRED REVENUE—SUPPLY CHAIN MANAGEMENT SERVICES

We enter into price management contracts with ground fleet customers and jobbers that permit them to fix the price of their fuel purchases. During the three months ended September 30, 2005, we originated retail and delivered fuel price management contracts with an estimated fair value of approximately $0.3 million, representing the excess of the amounts we expect to receive from the ground fleet customers and jobbers over our estimate of the forward price curve of the underlying commodity adjusted for location differentials. We have deferred the estimated fair value of these contracts at origination because our estimate of the fair value is not evidenced by quoted market prices or current market transactions for the contracts in their entirety. We amortize the deferred revenue into net revenues attributable to our supply, distribution, and marketing operations over the respective terms of the contracts as the products are delivered. During the three months ended September 30, 2005, we recognized approximately $1.6 million in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts.

	Deferred revenue at June 30, 2005	Additions during the period	Amounts amortized during the period	Deferred revenue at September 30, 2005
Retail price management contracts	$968	$—	$(531)	$437
Delivered fuel price management contracts	3,013	322	(1,041)	2,294
	$3,981	$322	$(1,572)	$2,731

(11)   DEBT

Debt is as follows (in thousands):

	September 30, 2005	June 30, 2005
Commodity margin loan	$10,000	$—
Senior secured working capital credit facility	60,500	—
Senior subordinated notes	200,000	200,000
	270,500	200,000
TransMontaigne Partners’ credit facility	31,000	28,307
	301,500	228,307
Less debt classified as current	(70,500)	—
Long-term debt	$231,000	$228,307

Commodity Margin Loan.   We currently have a commodity margin loan agreement with our commodity broker that allows us to borrow up to $10 million to fund certain initial and variation margin requirements in commodities accounts maintained by us with our commodity broker. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury Bill rate plus 1.75% (5.3% at September 30, 2005).

Senior Secured Working Capital Credit Facility.   The Senior Secured Working Capital Credit Facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) the borrowing base ($552 million at September 30, 2005), which is a function, among other things, of our cash, accounts receivable, inventory, exchanges, margin deposits and certain reserve adjustments as defined in the facility. Outstanding letters of credit ($104 million at September 30, 2005) are counted against the maximum borrowing capacity available at any time. Borrowings under the Senior Secured Working Capital Credit Facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the average excess borrowing base availability (as defined therein). Interest on loans under the Senior Secured Working Capital Credit Facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally each one, two or three months. The weighted average interest rate on borrowings under the Senior Secured Working Capital Credit Facility was 4.9% during the three months ended September 30, 2005. In addition, we will pay a commitment fee ranging from 0.25% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the Senior Secured Working Capital Credit Facility are secured by, among other things, our cash, accounts receivable, inventories, certain terminal facilities with an orderly liquidation value of not less than $100 million, and certain other current assets. The only financial covenant contained in the Senior Secured Working Capital Credit Facility is a minimum fixed charge coverage ratio test that is computed on a quarterly basis and becomes applicable whenever the average availability falls below $50 million for the last month of any quarter (average availability was $288 million for the month ended September 30, 2005). In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, September 13, 2009.

TransMontaigne Partners’ Credit Facility.   On May 9, 2005, TransMontaigne Partners entered into a $75 million senior secured credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA of TransMontaigne Partners (as defined; $68.2 million at September 30, 2005). Borrowings under the credit facility bear interest (at TransMontaigne Partners’ option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility will be due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. The weighted average interest rate on borrowings under the TransMontaigne Partners’ credit facility was 5.4% during the three months ended September 30, 2005. In addition, TransMontaigne Partners will pay a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the TransMontaigne Partners’ credit facility are secured by a lien on TransMontaigne Partners’ assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for TransMontaigne Partners’ real property located in Florida. The terms of the credit facility include covenants that restrict TransMontaigne Partners’ ability to make capital expenditures and cash distributions. The principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, May 9, 2010.

The TransMontaigne Partners’ credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the TransMontaigne Partners’ credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times).

Senior Subordinated Notes.   On May 30, 2003, we consummated the sale and issuance of $200 million aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2010 and received proceeds of $194.5 million (net of underwriters’ discounts of $5.5 million). The Senior Subordinated Notes mature on June 1, 2010 and interest is payable semi-annually in arrears on each June 1 and December 1 commencing on December 1, 2003. The Senior Subordinated Notes are unsecured and subordinated to all of our existing and future senior debt. Upon certain change of control events, each holder of the Senior Subordinated Notes may require us to repurchase all or a portion of its notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest. The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends on, redeem or repurchase our common stock, make investments, make certain dispositions of assets, engage in transactions with affiliates, create certain liens, and consolidate, merge, or transfer all or substantially all of our assets. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by our subsidiaries other than (1) minor subsidiaries that are inactive and have no assets or operations and (2) since May 27, 2005, TransMontaigne Partners L.P. and its general partner and the wholly-owned subsidiaries of TransMontaigne Partners L.P.

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

Summarized consolidating financial information for TransMontaigne Inc. and the guarantor subsidiaries and TransMontaigne Partners and the non-guarantor subsidiaries as of and for the three months ended September 30, 2005 is as follows:

	TransMontaigne Inc. and guarantor subsidiaries	TransMontaigne Partners and non- guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets	$868,376	$6,008	$(3,932)	$870,452
Property, plant and equipment, net	244,100	115,170	—	359,270
Other assets	91,909	2,072	(7,019)	86,962
	$1,204,385	$123,250	$(10,951)	$1,316,684
Liabilities and Equity
Current liabilities	$556,381	$2,630	$(3,932)	$555,079
Long-term debt	200,000	31,000	—	231,000
Other liabilities	50,768	—	—	50,768
Non-controlling interests	—	—	82,601	82,601
Preferred stock	20,826	—	—	20,826
Partners’ equity	—	89,620	(89,620)	—
Common stockholders’ equity	376,410	—	—	376,410
	$1,204,385	$123,250	$(10,951)	$1,316,684
Statement of Operations
Revenues	$2,972,961	$10,400	$—	$2,983,361
Cost of product sold and direct operating costs and expenses	(2,920,377)	(3,836)	—	(2,924,213)
Costs and expenses	(14,088)	(2,929)	—	(17,017)
Other income (expenses)	(3,706)	(509)	(1,319)	(5,534)
Income tax expense	(13,907)	—	—	(13,907)
Non-controlling interests share in earnings	—	—	(1,807)	(1,807)
Net earnings	$20,883	$3,126	$(3,126)	$20,883
Statement of Cash Flows
Net cash (used in) operating activities	$(36,043)	$(492)	$—	$(36,535)
Net cash (used in) investing activities	(59,597)	(568)	—	(60,165)
Net cash provided by financing activities	70,553	1,594	—	72,147
Increase (decrease) in cash and cash equivalents	(25,087)	534	—	(24,553)
Cash at beginning of period	29,480	241	—	29,721
Cash at end of period	$4,393	$775	$—	$5,168

For all periods ended after the issuance of the Senior Subordinated Notes (May 30, 2003) and before the closing of TransMontaigne Partners’ initial public offering (May 27, 2005), we had no subsidiaries that had not guaranteed the Senior Subordinated Notes on a full and unconditional, joint and several basis, other than subsidiaries that were minor. Accordingly, we have not presented consolidating financial information as of and for the three months ended September 30, 2004, because such information would be substantially duplicative with the accompanying consolidated financial statements. TransMontaigne Partners completed its initial public offering and commenced operations on May 27, 2005.

Scheduled maturities of debt at September 30, 2005 are as follows (in thousands):

Years ending June 30:
2005	$10,000
2006	—
2007	—
2008	—
2009	—
Thereafter	291,500
$301,500

(12)   PREFERRED STOCK

At September 30, 2005 and June 30, 2005, we have authorized the issuance of up to 2,000,000 shares of preferred stock. Preferred stock is as follows (in thousands, except share data):

	September 30, 2005	June 30, 2005
Series B redeemable convertible preferred stock, par value $0.01 per share, 100,000 shares authorized, 20,063 and 47,195 shares issued and outstanding, liquidation preference of $20,063 and $47,195	$20,826	$49,249

At September 30, 2005 and June 30, 2005, there are 20,063 and 47,195 shares, respectively, of Series B redeemable convertible preferred stock outstanding. During the three months ended September 30, 2005, 27,132 shares of Series B redeemable convertible preferred stock were converted into approximately 4.1 million shares of common stock at the request of the holder.

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

Preferred stock dividends on the Series B redeemable convertible preferred stock were $0.3 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively. The amount of the Series B redeemable convertible preferred stock dividend recognized for financial reporting purposes for the three months ended September 30, 2005 and 2004, is composed of the amount of the dividend payable and paid to the holders of the Series B redeemable convertible preferred stock of $0.5 million and $1.1 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B redeemable convertible preferred stock of $0.2 million and $0.4 million, respectively.

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

(13)   COMMON STOCK

At September 30, 2005 and June 30, 2005, we were authorized to issue up to 150,000,000 shares of common stock with a par value of $0.01 per share. At September 30, 2005 and June 30, 2005, there were 49,753,938 shares and 45,586,475 shares issued and outstanding, respectively. Our senior secured working capital credit facility, senior subordinated notes and the certificate of designations of our Series B redeemable convertible preferred stock contain restrictions on the payment of dividends on our common stock.

We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the applicable vesting dates. Information about restricted common stock activity for the three months ended September 30, 2005 and the year ended June 30, 2005 is as follows:

	Total shares	Vested shares	Unvested shares
Outstanding at June 30, 2004	2,178,003	553,795	1,624,208
Granted	689,200	—	689,200
Cancelled	(229,350)	—	(229,350)
Repurchased from employees for withholding taxes	(131,625)	(131,625)	—
Vested	—	446,758	(446,758)
Outstanding at June 30, 2005	2,506,228	868,928	1,637,300
Granted	20,000	—	20,000
Cancelled	(15,300)	—	(15,300)
Outstanding at September 30, 2005	2,510,928	868,928	1,642,000

On October 25, 2004, we granted awards of 689,200 shares of restricted common stock to key employees. The deferred stock based compensation associated with those awards was approximately $4.2 million, which is being amortized into income over their four-year vesting period.

On September 15, 2005, we granted awards of 20,000 shares of restricted common stock to new employees. The deferred stock based compensation associated with those awards was approximately $0.2 million, which is being amortized into income over their four-year vesting period.

Amortization of deferred compensation of approximately $0.9 million and $0.6 million is included in selling, general and administrative expense for the three months ended September 30, 2005 and 2004, respectively.

(14)   STOCK OPTIONS

Information about stock option activity for the three months ended September 30, 2005 and the year ended June 30, 2005, is as follows:

	Shares	Weighted average exercise price
Outstanding at June 30, 2004	885,500	$4.48
Cancelled	(31,600)	3.75
Exercised	(85,998)	4.05
Outstanding at June 30, 2005	767,902	4.55
Exercised	(51,800)	3.75
Outstanding at September 30, 2005	716,102	$4.61
Exercisable at September 30, 2005	686,102	$4.59

Information about stock options outstanding under the 1997 Plan at September 30, 2005, is as follows:

				Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices	Number exercisable	Weighted average exercise prices
$3.75 - 7.25	703,602	5.5	$4.48	673,602	$4.45
$11.00 - 13.50	11,500	3.3	$11.65	11,500	$11.65
$17.25	1,000	1.9	$17.25	1,000	$17.25
	716,102			686,102

(15)   WARRANTS

On November 23, 2004, we granted to MSCG warrants to acquire 5.5 million shares of our common stock at an exercise price of $6.60 per share as partial consideration for agreeing to enter into a 7-year product supply agreement. The fair value of the warrants at the grant date of approximately $14.6 million was recorded as an increase to other assets (product supply agreement—see Note 8 of Notes to consolidated financial statements) and additional paid-in capital. The primary assumptions used to estimate the fair value of the warrants using the Black-Scholes option-pricing model were as follows: no dividend yield, expected volatility of 41%, risk-free interest rate of 3.62%, and a contractual life of 5.3 years.

(16)   COMMITMENTS AND CONTINGENCIES

Legal Proceedings.   We have been named as a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in party by insurance. We believe that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. At September 30, 2005 and June 30, 2005, we have accrued obligations for legal settlements of approximately $0.3 million and $0.3 million, respectively, representing our best estimate of our loss contingencies that are probable of occurrence (see Note 9 of Notes to consolidated financial statements).

Transportation and Deficiency Agreements.   In connection with our sale of two product distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to approximately $0.7 million per year for a five-year period through June 30, 2006. At June 30, 2005, we had an accrued liability of approximately $0.6 million representing our estimate of the future amounts we expect to pay for the shortfall in volumes for the remainder of the term of the agreement. During the three months ended September 30, 2005, we paid approximately $0.4 million as settlement for our shortfall in volumes for the year ended June 30, 2005.

At September 30, 2005 and June 30, 2005, we have recognized approximately $0.7 million and $0.3 million, respectively, of prepaid transportation in other assets since we have a contractual right, after the end of the term of the transportation agreement, to apply the amounts to charges for using the interstate pipeline in the future (see Note 8 of Notes to consolidated financial statements).

	June 30, 2005	Payments during the period	Amounts applied during the period	Change in estimate during the period	September 30, 2005
	(in thousands)
Other assets—prepaid transportation	$326	$411	$—	$—	$737
Accrued liability—T&D obligations	$(640)	$386	$—	$—	$(254)

Operating Leases.   At September 30, 2005, future minimum lease payments under our non-cancelable operating leases are as follows (in thousands):

Years ending June 30:	Office space	Vessel charters	Terminal and pipeline capacity	Property and equipment
2006 (Remainder of the year)	$1,128	$3,423	$1,619	$330
2007	1,490	—	1,573	368
2008	1,648	—	1,160	297
2009	1,630	—	195	177
2010	1,695	—	92	75
Thereafter	2,478	—	5	194
	$10,069	$3,423	$4,644	$1,441

Rental expense under operating leases is as follows (in thousands):

	Three months ended September 30,
	2005	2004
Office space	$342	$359
Vessel charters	1,108	3,133
Terminal and pipeline capacity	925	1,371
Property and equipment	213	135
	$2,588	$4,998

(17)   EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted weighted average shares (in thousands):

	Three months ended September 30,
	2005	2004
Basic weighted average shares	46,943	39,493
Effect of dilutive securities:
Restricted common stock subject to continuing vesting requirements	1,282	312
Stock options	418	262
Series B redeemable convertible preferred stock	4,194	11,209
MSCG warrants	2,101	—
Diluted weighted average shares	54,938	51,276

We exclude potentially dilutive securities from our computation of diluted earnings per share when their effect would be anti-dilutive. The following securities were excluded from the dilutive earnings per share computation for the three months ended September 30, 2005, as their inclusion would have been anti-dilutive (in thousands):

September 30,
2005
Common stock issuable upon exercise of stock options	13

For the three months ended September 30, 2005, the stock options had a weighted average exercise price of $12.10 per share.

(18)   BUSINESS SEGMENTS

We provide integrated terminal, transportation, storage, supply, distribution and marketing services to refiners, wholesalers, distributors, marketers, and industrial and commercial end-users of refined petroleum products. We conduct business in the following business segments:

•       Terminals, pipelines, and tugs and barges—consists of an extensive terminal and pipeline infrastructure that handles refined petroleum products with transportation connections via pipelines, barges, vessels, rail cars and trucks to our facilities or to TransMontaigne Partners’ facilities with an emphasis on transportation connections primarily through the Colonial, Plantation, TEPPCO, Explorer and Magellan pipeline systems.

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

Our chief operating decision maker is our chief executive officer (“CEO”). Our CEO reviews the financial performance of our business segments using a financial performance measure that is referred to by us as “margins and inventory management” for purposes of making operating decisions and assessing financial performance. Accordingly, we present “margins” for each of our two business segments: (i) terminals, pipelines, and tugs and barges and (ii) supply, distribution and marketing.

For the terminals, pipelines, and tugs and barges segment, “margins” is composed of revenues less direct operating costs and expenses. There are no differences between “margins” for our terminals, pipelines, and tugs and barges segment and the net operating margins reported for that segment in our accompanying historical financial statements.

Our CEO assesses the “margins and inventory management” of our supply, distribution, and marketing segment using financial information that is prepared pursuant to the mark-to-market method of accounting. Our presentation of “margins and inventory procurement” for the supply, distribution and marketing segment differs from net operating margins for that segment as presented in our accompanying historical consolidated statement of operations due to the treatment of our inventories—discretionary volumes (which includes both volumes held for immediate sale or exchange and volumes held for base operating requirements). Inventories—discretionary volumes are reflected at fair value, which matches the treatment of our derivative contracts (e.g., volumes due to others under exchange agreements, forward purchase and sale agreements) and risk management contracts (principally NYMEX futures contracts). Because our inventories—discretionary volumes are composed of refined petroleum products, which are commodities with established trading markets and readily ascertainable market prices, we believe that the financial performance of our supply, distribution and marketing segment can be appropriately evaluated using the mark-to-market method. Our inventories—discretionary volumes are carried at the lower of cost or market in the accompanying historical consolidated balance sheets, while our derivative and risk management contracts are carried at fair value. As a result, if refined petroleum product prices are increasing during the end of a quarter, we may report in the accompanying historical statement of operations significant losses on derivative and risk management contracts and significant deferred gains on discretionary inventory volumes at the end of that quarter and report significant gains on our beginning inventories—discretionary volumes when they are sold in the following quarter. Therefore, the effects of changes in the fair value of our inventories—discretionary volumes are included in “margins and inventory management” attributable to our supply, distribution and marketing segment in the period in which the fair value actually changes.

The differences between “margins and inventory management” used by our CEO in reviewing the financial performance of our business segments and the net operating margins reported in our accompanying historical financial statements are presented as “Inventory adjustments” in the accompanying “Reconciliation to earnings before income taxes.”

The financial performance of our business segments is as follows (in thousands):

	Three months ended September 30,
	2005	2004
Terminals, pipelines, and tugs and barges:
TransMontaigne Partners L.P. facilities	$6,564	$4,306
Brownsville facilities	1,397	850
Southeast facilities	3,292	5,011
River facilities	41	651
Other	(765)	1,247
Margins	10,529	12,065
Supply, distribution and marketing:
Light oils—marketing margins:
TransMontaigne Partners L.P. facilities	7,030	2,700
Brownsville facilities	—	—
Southeast facilities	(16,714)	993
River facilities	1,024	759
Other	1,080	36
	(7,580)	4,488
Heavy oils—marketing margins	3,460	2,570
Supply chain management services margins	1,180	3,040
Margins	(2,940)	10,098
Inventory procurement and management:
Increase in value of light oil volumes nominated under the MSCG product supply agreement prior to receipt of the product at our terminals	79,084	—
Increase in value of base operating inventory	46,424	39,956
Losses from risk management of base operating inventory and light oil volumes nominated under the MSCG product supply agreement	(28,755)	—
Storage fees for light oil tank capacity	(457)	(2,245)
Other financial and costing variances, net	(28,654)	(2,204)
Trading activities, net	—	(1,003)
Inventory management	67,642	34,504
Margins and inventory management	$75,231	$56,667
Reconciliation to earnings before income taxes:
Margins and inventory management	$75,231	$56,667
Inventory adjustments:
Gains recognized on beginning inventories—discretionary volumes	2,369	3,712
Gains deferred on ending inventories—discretionary volumes	(18,452)	(24,158)
Total net operating margins	59,148	36,221
Other items:
Selling, general and administrative expenses	(11,554)	(10,433)
Depreciation and amortization	(6,581)	(5,807)
Gain (loss) on disposition of assets, net	1,118	(3,599)
Operating income	42,131	16,382
Other expense, net	(5,534)	(10,001)
Earnings before income taxes	$36,597	$6,381

Supplemental information regarding our revenues for our business segments is summarized below (in thousands):

	Three months ended September 30,
	2005	2004
Terminals, pipelines, and tugs and barges:
Revenues from external customers	$14,025	$11,181
Inter-segment revenues	15,200	15,291
Total revenues	$29,225	$26,472
Supply, distribution and marketing:
Revenues from external customers	$2,954,136	$2,029,252
Inter-segment revenues	—	—
Total revenues	$2,954,136	$2,029,252

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2005, included in our Annual Report on Form 10-K filed on September 13, 2005 (see Note 1 of Notes to consolidated financial statements). Certain of these accounting policies require the use of estimates. The following estimates, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis: allowance for doubtful accounts; fair value of inventories—discretionary volumes (used to evaluate the financial performance of our business segments); fair value of derivative contracts; and accrued environmental obligations. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2005

On July 20, 2005, TransMontaigne Partners announced that it declared a distribution of $0.15 per unit payable on August 9, 2005 to the unitholders of record on July 29, 2005.

On August 1, 2005, we announced the closing of the acquisition of Radcliff/Economy Marine Services, Inc. (“Radcliff”) for a purchase price of approximately $52.1 million, net of cash acquired of approximately $2.1 million. The purchase price is composed of approximately $41.8 million paid in cash plus the assumption of Radcliff’s existing outstanding debt of approximately $12.4 million. The acquisition includes three petroleum products terminals, two in Mobile, Alabama and one in Pensacola, Florida, with combined aggregate storage capacity of approximately 350,000 barrels. In addition, we acquired 2 tugboats, 6 barges, 12 tractors and associated trailers and approximately $22 million in net working capital.

On August 16, 2005, we announced the signing of purchase agreements to acquire certain LPG assets and refined petroleum products tank capacity in Brownsville, Texas and Matamoros, Mexico from Rio Vista Energy Partners L.P. and Penn Octane Corporation for a total purchase price of approximately $27.5 million. The closing of the acquisition is subject to our completion of additional due diligence.

During the three months ended September 30, 2005, approximately 27,132 shares of Series B redeemable convertible preferred stock were converted into approximately 4.1 million shares of common stock.

On August 29, 2005 and September 24, 2005, Hurricane Katrina and Hurricane Rita caused severe damage along the United States Gulf Coast and into the southern United States. We currently are not aware of any significant long-term damage to our facilities caused by these hurricanes.

SUBSEQUENT EVENTS

On October 20, 2005, TransMontaigne Partners announced that it declared a distribution of $0.40 per unit payable on November 8, 2005 to the unitholders of record on October 31, 2005.

On October 24, 2005, Hurricane Wilma struck Florida. Our facilities have returned to normal operations and are delivering product in their respective markets. We currently are not aware of any significant long-term damage to our facilities caused by Hurricane Wilma.

RESULTS OF OPERATIONS—MARKET CONDITIONS

During September and through October 10, 2005, we witnessed substantial price disparities and market disruptions in the wholesale markets. The major refiners were pricing their branded products substantially below the price at which they were offering unbranded products in the wholesale market. The price of product in the wholesale market generally reflects the cost of product at the tailgate of the refinery adjusted for the cost of transportation to the wholesale market. In effect, the major refiners were subsidizing the price of product in the wholesale markets; major refiners were charging their branded customers wholesale market prices that were below the cost of product in the bulk markets. For example, the low branded and unbranded price of unleaded gasoline in the Charlotte, North Carolina wholesale market from August 1, 2005 through October 30, 2005 are as follows ($/gallon):

Through September 7, 2005, we sold product to our contract customers at our Southeast facilities based on the subsidized prices being offered by major refiners to their branded customers in the wholesale market, resulting in realized losses on our light oil marketing margins. We historically sell approximately 80,000 barrels per day of unbranded product at our Southeast facilities under contracts with OPIS indexes. On September 7, 2005, we informed our contract customers at our Southeast facilities that we were exercising our rights under our sales contracts to temporarily cease selling them product under the OPIS-based pricing provisions in their contracts with us. However, we offered to sell product to these customers under interim pricing provisions that would stay in effect until the pricing disparities in the wholesale market subsided. From September 8, 2005 to October 10, 2005, we averaged approximately 45,000 barrels per days under contracts with interim pricing provisions. The interim pricing provisions were intended to reflect the cost of product in the bulk markets and the cost of transportation from the bulk markets to the wholesale markets. Numerous contract customers at our Southeast facilities have submitted to us notices of dispute claiming that we did not have the right to suspend the OPIS-pricing provisions in our sales contracts with these customers. To the extent that such disputes are not resolved directly with our customers, we will resolve such disputes through mediation and arbitration provisions of the applicable contracts. We continue to believe that we were within our rights under the contracts to impose interim pricing provisions during the period of price disparities and market disruptions in the wholesale markets. We believe that the outcome of the disputes with our customers will not individually or in the aggregate have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. At September 30, 2005, we have not accrued any reserves for potential loss contingencies resulting from the disputes with our customers because such a loss, in our view, is not probable of occurrence or reasonably estimable.

During the three months ended September 30, 2005, we experienced a significant increase in refined petroleum product prices and the continued volatility of refined petroleum product prices.

Prices for refined petroleum products were higher during the three months ended September 30, 2005, as compared to the same period in 2004, resulting in higher per unit revenues from the sales of refined petroleum products. Prices for gasoline and heating oil for the three months ended September 30, 2005 and 2004 are as follows (in $/gallon):

	Three months ended September 30,
	2005	2004
Unleaded gasoline:
High	$3.1165	$1.3338
Low	$1.4485	$1.0835
Average	$1.9487	$1.2101
Heating oil:
High	$2.5675	$1.3798
Low	$1.5295	$1.0253
Average	$1.8223	$1.1505

Relative month-end commodity prices per gallon from June 30, 2004 to September 30, 2005 (near-month NYMEX close on the last day of the month) are as follows ($/gallon):

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

During the three months ended September 30, 2005, the NYMEX futures market anticipated declining gasoline prices as the prices in the current month were slightly higher than the prices in the prompt month (i.e., the immediately succeeding month). The combination of declining future prices (referred to as a “backwardated” market) and refinery crack spreads at historic highs encouraged refiners to maximize production and sell their gasoline production in the bulk markets. A decline in gasoline inventories in the wholesale delivery markets generally results in favorable margin opportunities on gasoline sales. During the three months ended September 30, 2005, the NYMEX futures market anticipated rising heating oil prices as the prices in the prompt month (i.e., the immediately succeeding month) were slightly higher than the prices in the current month. The combination of anticipated higher future prices (referred to as a “contango” market) and refinery crack spreads at historic highs encouraged refiners to maximize production and ship their distillate production to the wholesale delivery markets. An increase in distillate inventories in the wholesale delivery markets generally results in limited margin opportunities on distillate sales.

The value of petroleum products in any local delivery market is the sum of the commodity price as reflected on the NYMEX and the basis differential for that local delivery market. The basis differential for any local delivery market is the spread between the cash price in the physical market and the quoted price in the futures markets for the prompt month. For those physical and derivative positions as to which we choose to manage the associated commodity price risk, the primary objective of our risk management strategy is to minimize the financial impact on us from changes in petroleum commodity prices affected by world-wide crude oil and petroleum products supply and demand disruptions (e.g., the Iraq war, OPEC production quotas, disruptions due to hurricanes and other weather- related occurrences, foreign country work stoppages, and major refinery outages). We utilize NYMEX futures contracts to manage the financial impact on us from changes in commodity prices due to “world-wide” events. NYMEX futures contracts are obligations to purchase or sell a specific volume of inventory at a fixed price at a future date. We believe that the utilization of NYMEX futures contracts to manage commodity price risk minimizes the financial impact on us from changes in “world-wide” commodity prices. We generally do not manage the financial impact on us from changes in basis differentials affected by local market supply and demand disruptions (e.g., local pipeline delivery disruptions, local refinery outages, periodic change in local government specifications for gasolines and distillates, local seasonality in product demand, and disruptions due to local weather related occurrences). The impacts on us from changes in basis differentials are as follows:

Basis Differential	Change in Basis Differential	Net Position	Financial Impact
Futures price in excess of physical market price (“negative basis differential”)	Increasing	Long	Loss
Futures price in excess of physical market price	Increasing	Short	Gain
Futures price in excess of physical market price	Decreasing	Long	Gain
Futures price in excess of physical market price	Decreasing	Short	Loss
Physical market price in excess of futures price (“positive basis differential”)	Increasing	Long	Gain
Physical market price in excess of futures price	Increasing	Short	Loss
Physical market price in excess of futures price	Decreasing	Long	Loss
Physical market price in excess of futures price	Decreasing	Short	Gain

The spread between the month-end basis differential (quoted near-month NYMEX futures price and the cash price in the United States Gulf Coast market) and the monthly average basis differential from June 30, 2004 to September 30, 2005 are as follows ($/gallon):

When we nominate refined petroleum products to be supplied by third parties at our terminals, we enter into futures contracts (i.e., short futures contracts) to sell a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately sell the underlying inventory to a customer, we unwind the related risk management contract. In order to effectively manage commodity price risk, we must predict when we will sell the underlying product. When we enter into a forward sale commitment to deliver product to a customer in the future at a fixed price, we enter into a futures contract (i.e., a long futures contract) to purchase a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately deliver the underlying product to a customer, we unwind the related risk management contract. We believe that the uncertainties of crude oil supply caused in part by the Iraq war, the possibility of unplanned refinery outages and the increased participation of hedge funds in the futures markets periodically results in a lack of correlation between the cash market and the futures market (i.e., the physical cash markets are driven by supply and demand, whereas, the futures markets are driven by geopolitical events and expectations). When there is a lack of correlation between the cash market and the futures market, the cost of managing our commodity price risk may increase. Because of the overall high level of commodity prices combined with the possibility of an increase in the cost of managing the commodity price risk associated with our discretionary inventories, we distributed and transported fewer barrels of discretionary inventories through our terminal infrastructure during the year ended June 30, 2005 and the three months ended September 30, 2005, which resulted in lower inventory volumes available for rack spot sales.

RESULTS OF OPERATIONS—BUSINESS SEGMENTS

We are required to report measures of profit and loss that are used by our chief operating decision maker (our Chief Executive Officer or CEO) in assessing the financial performance of our reportable segments. Our CEO assesses the financial performance of each of our reportable segments using a financial performance measure, which we refer to as “margins and inventory management.”

Terminals, pipelines, tugs and barges—margins

Our margins for the terminal, pipelines, tugs and barges segment are identical to the net operating margins for such segment described under “Results of Operations—Historical Financial Statements.” Selected quarterly margins for the terminal, pipelines, tugs and barges segment for each of the three months ended September 30, 2005 and 2004 are summarized below (in thousands):

	Three months ended
	September 30, 2005	September 30, 2004
Terminals, pipelines, tugs and barges:
TransMontaigne Partners L.P. facilities:
Revenues	$10,400	$8,392
Direct operating costs and expenses	(3,836)	(4,086)
Net operating margins	6,564	4,306
Brownsville facilities:
Revenues	2,785	2,178
Direct operating costs and expenses	(1,388)	(1,328)
Net operating margins	1,397	850
Southeast facilities:
Revenues	8,589	9,331
Direct operating costs and expenses	(5,297)	(4,320)
Net operating margins	3,292	5,011
River facilities:
Revenues	2,015	2,234
Direct operating costs and expenses	(1,974)	(1,583)
Net operating margins	41	651
Other:
Revenues	5,436	4,337
Direct operating costs and expenses	(6,201)	(3,090)
Net operating margins	(765)	1,247
Margins	$10,529	$12,065

Supply, distribution and marketing—margins and inventory management

Our presentation of “margins and inventory management” for the supply, distribution and marketing segment differs from net operating margins for that segment as presented in our accompanying historical consolidated statement of operations due to the treatment of our inventories—discretionary volumes (which includes both volumes held for immediate sale or exchange and volumes held for base operating requirements). Inventories—discretionary volumes are reflected at fair value, which matches the treatment of our derivative contracts (e.g., volumes due to others under exchange agreements, forward purchase and sale agreements) and risk management contracts (principally NYMEX futures contracts). Because our inventories—discretionary volumes are composed of refined petroleum products, which are commodities with established trading markets and readily ascertainable market prices, we believe that the financial performance of our supply, distribution and marketing segment can be appropriately evaluated using the mark-to-market method. Our inventories—discretionary volumes are carried at the lower of cost or market in the accompanying historical consolidated balance sheets, while our derivative and risk management contracts are carried at fair value. As a result, if refined petroleum product prices are increasing during the end of a quarter, we may report in the accompanying historical statement of operations significant losses on derivative and risk management contracts and significant deferred gains on discretionary inventory volumes at the end of that quarter and report significant gains on our beginning inventories—discretionary volumes when they are sold in the following quarter. Therefore, the effects of changes in the fair value of our inventories—discretionary volumes are included in “margins and inventory management” attributable to our supply, distribution and marketing segment in the period in which the fair value actually changes.

Marketing margins.   Light oil and heavy oil marketing margins are based on the actual selling price to the customer, the cost of product sold and the standard cost of transportation and throughput. For purposes of computing our light oil margins, the cost of product sold is based on the prior day’s market value of the product as determined in the United States Gulf Coast bulk market for all facilities except TransMontaigne Partner L.P. facilities. For TransMontaigne Partners L.P. facilities, the cost of product sold is based on an OPIS index.

Supply chain management services margins include margins from the sale of refined petroleum products under delivered fuel price management contracts, net gains and losses from the settlement of retail price management contracts and fees from logistical supply chain management services. Margins under delivered fuel price management contracts are based on the relationship of the spread between the futures price and the physical wholesale market price at the date the contract was executed with the customer (referred to as “basis sold”) and the spread between the futures price and the physical wholesale market price at the date the product was lifted by the customer (referred to as “basis bought”). Net gains and losses from the settlement of retail price management contracts are based on basis sold and basis bought in the retail market. Fees from logistical supply chain management services are charged on a per gallon basis for the use of our proprietary web-based inventory management system.

Inventory procurement and management.   During the three months ended March 31, 2005, we commenced purchasing light oil product from MSCG for our Florida and Southeast marketing activities. Pursuant to the terms of the MSCG supply agreement, the unit cost of the products is determined prior to their actual delivery to our terminals. Consequently, during rising commodity prices, we will recognize gains between the date the product is priced and the date of its receipt because the MSCG supply agreement qualifies as a derivative contract (see Note 1(g) of Notes to consolidated financial statements). During declining commodity prices, we will recognize losses between the pricing date and the date of receipt. Because of the significant increase in commodity prices experienced during the three months ended September 30, 2005, we recognized approximately $79.1 million of gains on approximately 3.0 million barrels, which represents the average volume of barrels priced under the terms of the MSCG supply agreement but not yet delivered to our terminals.

We maintain approximately 2.0 million barrels of base operating inventory in terminal facilities as safety stock to ensure an adequate supply of inventory to meet our delivery obligations to our customers. During periods of rising commodity prices, we will recognize increases in the value of these volumes, whereas during periods of declining commodity prices, we will recognize decreases in the value of these volumes. During the three months ended September 30, 2005 and 2004, the value of our base operating inventory increased by approximately $46.4 million and $40.0 million, respectively, due to rising commodity prices.

At September 30, 2005, we were managing the commodity price risk associated with approximately 3.0 million barrels of undelivered in-transit volumes supplied to our terminals under the MSCG supply agreement. At September 30, 2005, the commodity price risk associated with the approximately 2.0 million barrels of base operating inventory volumes was not managed. During the three months ended September 30, 2005, we recognized losses of approximately $28.8 million from these risk management activities.

Storage fees for light oil tank capacity decreased during the three months ended September 30, 2005 as compared to 2004, due principally to the commencement of our terminaling services agreements with MSCG for tank capacity at our Southeast facilities that historically had been leased to our supply, distribution and marketing operations.

Other financial and costing variances, net include the financial variances (favorable and unfavorable) associated with the purchase price of our inventory volumes held for immediate sale or exchange, the correlation between the physical market and the futures market, the variance between our actual transportation and throughput charges and our standard costs, and the net margins generated from bulk transactions. During periods of strong correlation between the physical and futures markets, we will recognize nominal variances. During periods of expanding spreads between the cash price in the physical market and the quoted price in the futures markets for the prompt month, we will recognize gains (losses) if we are net short (long) in the physical market. During periods of contracting spreads between the cash price in the physical market and the quoted price in the futures markets for the prompt month, we will recognize gains (losses) if we are net long (short) in the physical market. Other financial and costing variances, net were unfavorably impacted by the delay in the injection date of products into the Colonial pipeline caused by Hurricanes Katrina and Rita. The cost of product purchased under the MSCG product supply agreement is based on the actual injection date of products into the Colonial pipeline. We enter into risk management contracts to manage the commodity price risk associated with product purchased under the MSCG product supply agreement based on the expected injection date of products into the Colonial pipeline. When the cost of product purchased under the MSCG product supply agreement is determined by reference to a period of time other than the period of time in which we entered into the associated risk management contracts, we will recognize unfavorable variances during rising prices. We also recognize financial and costing variances based on the relationship of the spread between the futures price and the physical wholesale market price at the date product is priced under the MSCG product supply agreement (referred to as “basis bought”) and the spread between the futures price and the physical wholesale market price at the date the product was lifted by the customer (referred to as “basis sold”). During the three months ended September 30, 2005, the basis bought was in excess of the basis sold resulting in unfavorable variances.

For the three months ended September 30, 2005 and 2004, the margins and inventory management attributable to our supply, distribution and marketing segment were $64.7 million and $44.6 million, respectively.

	Three months ended
	September 30, 2005	September 30, 2004
Supply, distribution and marketing:
Light oils—marketing margins:
TransMontaigne Partners L.P. facilities	$7,030	$2,700
Brownsville facilities	—	—
Southeast facilities	(16,714)	993
River facilities	1,024	759
Other	1,080	36
	(7,580)	4,488
Heavy oils—marketing margins	3,460	2,570
Supply chain management services margins	1,180	3,040
Margins	(2,940)	10,098
Inventory procurement and management:
Increase in value of light oil volumes nominated under the MSCG product supply agreement prior to receipt of the product at our terminals	79,084	—
Increase in value of base operating inventory	46,424	39,956
Losses from risk management of base operating inventory and light oil volumes nominated under the MSCG product supply agreement	(28,755)	—
Storage fees for light oil tank capacity	(457)	(2,245)
Other financial and costing variances, net	(28,654)	(2,204)
Trading activities, net	—	(1,003)
Inventory management	67,642	34,504
Margins and inventory management	$64,702	$44,602

Our light oil marketing margins in points ($0.0001) per gallon for three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Light oils—marketing margins:
TransMontaigne Partners’ facilities	240	110
Southeast facilities	(314)	18
River facilities	250	200
Other	113	2
All facilities—weighted average	(79)	46

Our light oil marketing volumes in average barrels per day for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Light oils—marketing volumes:
TransMontaigne Partners’ facilities	75,962	63,256
Southeast facilities	137,586	142,928
River facilities	10,592	9,800
Other	24,688	38,104
	248,828	254,088

The differences between “margins and inventory management” used by our CEO in reviewing the financial performance of our business segments and the net operating margins reported in our accompanying historical financial statements for the three months ended September 30, 2005 and 2004, are as follows (in thousands):

	Three Months Ended
	September 30, 2005	September 30, 2004
Reconciliation to net operating margins:
Margins and inventory management	$64,702	$44,602
Gains recognized on beginning inventories—discretionary volumes	2,369	3,712
Gains deferred on ending inventories—discretionary volumes	(18,452)	(24,158)
Net operating margins—historical financial statements	$48,619	$24,156

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended
	September 30, 2005	September 30, 2004
Net operating margins(1):
Supply, distribution, and marketing	$48,619	$24,156
Terminals, pipelines, tugs and barges	$10,529	$12,065
Operating income	$42,131	$16,382
Earnings before income taxes	$36,597	$6,381
Net earnings	$20,883	$3,828
Net cash provided by (used in) operating activities	$(36,535)	$(3,424)
Net cash provided by (used in) investing activities	$(60,165)	$(12,390)
Net cash provided by (used in) financing activities	$72,147	$22,758

(1)          Net operating margins represents revenues, less cost of product sold and other direct operating costs and expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

We reported net earnings of $20.9 million for the three months ended September 30, 2005, compared to net earnings of $3.8 million for the three months ended September 30, 2004. After earnings allocable to preferred stock, the net earnings attributable to common stockholders was $19.2 million for the three months ended September 30, 2005, compared to net earnings of $3.0 million for the three months ended September 30, 2004. Basic earnings per common share for the three months ended September 30, 2005 and 2004, was $0.41 and $0.08, respectively, based on 46.9 million and 39.5 million weighted average common shares outstanding, respectively. Diluted earnings per common share for the three months ended September 30, 2005 and 2004, was $0.38 and $0.07, respectively, based upon 54.9 million and 51.3 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the three months ended September 30, 2005 were $10.5 million, compared to $12.1 million for the three months ended September 30, 2004. On August 1, 2005, we acquired Radcliff, which includes three petroleum products terminals, two tugboats, 6 barges, and 12 tractors and associated trailers. The results of operations of Radcliff are included from the closing date of the transaction (August 1, 2005). For the three months ended September 30, 2005, Radcliff generated approximately $1.0 million in revenues and approximately $0.7 million in direct operating costs and expenses. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Throughput and additive injection fees, net	$13,581	$10,311
Storage fees	6,840	9,044
Pipeline transportation fees	789	718
Tugs and barges	3,635	3,300
Management fees and cost reimbursements	1,330	1,212
Other	3,050	1,887
Revenues	29,225	26,472
Less direct operating costs and expenses	(18,696)	(14,407)
Net operating margins	$10,529	$12,065

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

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the three months ended September 30, 2005 and 2004, we averaged approximately 52,000 and 47,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput and additive injection fees, net were approximately $13.6 million and $10.3 million for the three months ended September 30, 2005 and 2004, respectively. The increase of approximately $3.3 million in terminal throughput and additive injection fees, net is due principally to approximately $1.8 million of throughput fees charged on heavy oil marketing volumes at the TransMontaigne Partners’ facilities, approximately $1.0 million of throughput fees resulting from the acquisition of Radcliff and an increase of approximately $0.5 million at our Brownsville facilities. For the three months ended September 30, 2005 and 2004, we averaged approximately 376,000 barrels and 334,000 barrels per day, respectively, of throughput volumes at our terminals, including volumes under exchange agreements.

Included in the terminal throughput and additive injection fees, net for the three months ended September 30, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $10.7 million and $8.8 million, respectively.

Storage fees.   We lease storage capacity at our terminals to third parties and our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $6.8 million and $9.0 million for the three months ended September 30, 2005 and 2004, respectively. The decrease of $2.2 million in storage fees was due principally to a decrease in storage fees of approximately $1.9 million resulting from the conversion of the fees charged on heavy oil marketing volumes from a storage agreement to a throughput agreement and a decrease of approximately $0.5 million in storage fees charged at our Southeast facilities resulting from the commencement of terminaling services agreements with MSCG.

Included in the terminal storage fees for the three months ended September 30, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $nil and $3.5 million, respectively.

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

For the three months ended September 30, 2005 and 2004, we earned pipeline transportation fees of approximately $0.8 million and $0.7 million, respectively.

Included in the pipeline transportation fees for the three months ended September 30, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $0.8 million and $0.7 million, respectively.

Tugs and barges.   We currently own and operate 14 tugboats and 20 barges that deliver product to cruise ships and other marine vessels for refueling and to transport third-party product from our storage tanks to our customers' facilities. Our tugboats earn fees for providing docking and other ship-assist services to cruise and cargo ships and other marine vessels. Bunkering fees are based on the volume and type of product sold, transportation fees are based on the volume of product that is shipped and the distance to the delivery point, and docking and other ship-assist services are based on a per docking per tugboat basis.

For the three months ended September 30, 2005 and 2004, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $3.6 million and $3.3 million, respectively.

Included in the tugs and barges fees for the three months ended September 30, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $1.4 million, respectively.

Management fees and cost reimbursements.   We manage and operate for a major oil company 17 terminals that are adjacent to our Southeast facilities and receive a reimbursement of costs. We manage and operate for another major oil company certain tank capacity at TransMontaigne Partners’ Port Everglades (South) terminal and receive a reimbursement of costs. We also manage and operate for a foreign oil company a bi-directional products pipeline connected to our Brownsville, Texas terminal facility.

For the three months ended September 30, 2005 and 2004, we earned management fees and cost reimbursements from our terminal and pipeline operations of approximately $1.3 million and $1.2 million, respectively.

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

For the three months ended September 30, 2005 and 2004, other revenues from our terminals, pipelines, and tugs and barges operations was approximately $3.1 million and $1.9 million, respectively.

Included in other revenues for the three months ended September 30, 2005 and 2004, are fees charged to TransMontaigne's supply, distribution and marketing segment of approximately $1.8 million and $0.9 million, respectively.

Direct operating costs and expenses.   The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the three months ended September 30, 2005 and 2004, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $18.7 million and $14.4 million, respectively. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Wages and employee benefits	$7,274	$6,271
Utilities and communication charges	1,240	1,004
Repairs and maintenance	5,044	4,315
Property and casualty insurance costs	1,005	775
Office, rentals and property taxes	1,522	1,403
Vehicles and fuel costs	1,075	653
Environmental compliance costs	1,262	981
Other	409	238
Less—property and environmental insurance recoveries	(135)	(1,233)
Direct operating costs and expenses	$18,696	$14,407

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the three months ended September 30, 2005, were $48.6 million, compared to $24.2 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, Radcliff generated approximately $44.4 million in revenues and approximately $2.2 million in net operating margins. The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Rack spot sales	$344,368	$235,425
Contract sales	1,447,655	994,578
Bulk sales	946,586	663,074
Supply chain management services	215,527	136,175
Total revenues	2,954,136	2,029,252
Cost of product sold	(2,837,468)	(1,978,070)
Net margin before other direct costs and expenses	116,668	51,182
Other direct costs and expenses:
Net losses on risk management activities	(42,434)	(10,405)
Change in unrealized losses on derivative contracts	(25,615)	(16,621)
Net operating margins	$48,619	$24,156

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

Rack spot sales were approximately $344.4 million and $235.4 million for the three months ended September 30, 2005 and 2004, respectively. The increase of approximately $109.0 million is due principally to higher commodity prices during 2005 offset by a slight decrease in volumes made available to our rack spot customers. The increase in commodity prices combined with the possibility of increased costs of executing our risk management strategies resulted in our distributing and transporting fewer barrels of discretionary inventories held for immediate sale or exchange through our terminal infrastructure during the three months ended September 30, 2005, resulting in lower inventory volumes available for rack spot sales. For the three months ended September 30, 2005 and 2004, we averaged approximately 47,000 and 50,000 barrels per day, respectively, of delivered volumes under rack spot sales.

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

Contract sales were approximately $1,447.7 million and $994.6 million for the three months ended September 30, 2005 and 2004, respectively. The increase of approximately $453.1 million is due principally to higher commodity prices offset by a slight decrease in volumes delivered to our contract customers. For the three months ended September 30, 2005 and 2004, we averaged approximately 213,000 and 215,000 barrels per day, respectively, of delivered volumes under contract sales.

Bulk sales.   Bulk sales are sales of large quantities of product to wholesalers, distributors, and marketers in major cash markets typically prior to the product being injected into the common carrier pipeline. We also make bulk sales of products prior to their scheduled delivery to us while the product is being transported in the common carrier pipelines or by barge or vessel.

Bulk sales were approximately $946.6 million and $663.1 million for the three months ended September 30, 2005 and 2004, respectively. The increase of approximately $283.5 million is due principally to higher commodity prices during 2005 offset by a decrease in volumes transferred to our bulk customers. We have decreased the volumes transferred to our bulk customers due principally to a reduction in the number of barrels we maintain in the bulk markets as a result of a change in business strategy caused in part by higher commodity prices and the cost of executing our risk management strategies. For the three months ended September 30, 2005 and 2004, we averaged approximately 180,000 and 357,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Sales pursuant to supply chain management services contracts were approximately $215.5 million and $136.2 million for the three months ended September 30, 2005 and 2004, respectively. The increase of approximately $79.3 million is due principally to higher commodity prices and a slight increase in volumes delivered to our existing customer base. For the three months ended September 30, 2005 and 2004, we averaged approximately 32,000 barrels and 31,000 barrels per day, respectively, of delivered volumes under supply chain management services contracts.

Cost of product sold.   The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $2,837.5 million and $1,978.1 million for the three months ended September 30, 2005 and 2004, respectively. Cost of product sold is as follows (in thousands):

	Three months ended September 30,
	2005	2004
Inventory product costs	$2,799,811	$1,934,215
Transportation and related charges	24,462	28,054
Throughput, storage and related charges	12,378	15,680
Other	817	121
Cost of product sold	$2,837,468	$1,978,070

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

Net gains (losses) on risk management activities were approximately $(42.4) million and $(10.4) million for the three months ended September 30, 2005 and 2004, respectively, due principally to rising commodity prices during these periods.

Costs and expenses

Selling, general and administrative expenses for the three months ended September 30, 2005, were $11.6 million, compared to $10.4 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, Radcliff incurred approximately $0.5 million in selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Three months ended September 30,
	2005	2004
Wages and employee benefits	$8,403	$8,306
Office costs, utilities and communication charges	1,153	1,073
Accounting and legal expenses	1,345	396
Property and casualty insurance	202	212
Other	451	446
Selling, general and administrative expenses	$11,554	$10,433

During the three months ended September 30, 2004, we awarded retention bonuses of approximately $1.4 million to our employees (excluding officers of the Company) to retain our employees during the evaluation of our strategic alternatives.

Depreciation and amortization for the three months ended September 30, 2005 and 2004, was $6.6 million and $5.8 million, respectively. The increase of $0.8 million in depreciation and amortization for the three months ended September 30, 2005 as compared to September 30, 2004 is due principally to the depreciation on current year additions and the amortization of the product supply agreement.

Gain (loss) on disposition of assets, net for the three months ended September 30, 2005 and 2004 was approximately $1.1 million and $(3.6) million, respectively. During the three months ended September 30, 2005, we agreed upon the final insurance recovery of approximately $1.1 million on the involuntary conversion of our historical Pensacola terminal facilities. During the three months ended September 30, 2004, we suffered an involuntary conversion of our historical Pensacola terminal facilities due to the damage caused by Hurricane Ivan.

Other income and expenses

Dividend income for the three months ended September 30, 2005, was $0.6 million, as compared to $0.4 million for the three months ended September 30, 2004. During the three months ended September 30, 2005, we received approximately $0.2 million in dividends from our commodity trading membership. During the three months ended September 30, 2005 and 2004, we received approximately $0.4 million and $0.4 million, respectively, in dividends from Lion Oil Company.

Interest income for the three months ended September 30, 2005, was $0.3 million, as compared to $39,000 for the three months ended September 30, 2004. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings, if any, under our Senior Secured Working Capital Credit Facility and commodity margin loan and, then invested in short-term investments.

Interest expense for the three months ended September 30, 2005, was $5.9 million, compared to $6.3 million during the three months ended September 30, 2004. Interest expense is as follows (in thousands):

	Three months ended September 30,
	2005	2004
TransMontaigne Partners’ credit facility	$464	$—
Senior secured working capital credit facility	483	189
Senior subordinated notes	4,562	4,562
Former credit facility	—	1,331
Letters of credit	378	202
Commodity margin loan	31	39
Interest expense	$5,918	$6,323

Other financing costs, net for the three months ended September 30, 2005, were $0.5 million, compared to $4.1 million for the three months ended September 30, 2004. During the three months ended September 30, 2004, we wrote-off the debt issuance costs of approximately $3.4 million associated with our former credit facility. On September 13, 2004, we repaid our former credit facility with proceeds from our senior secured working capital credit facility.

Income taxes

Income tax expense was $13.9 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively, which represents an effective combined federal and state income tax rate of 38% and 40%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series B redeemable convertible preferred stock were $0.3 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively. At its issuance (June 28, 2002), the fair value of the Series B redeemable convertible preferred stock exceeded its liquidation value. The initial carrying amount of the Series B redeemable convertible preferred stock will be decreased ratably over its 5-year term until it equals its liquidation value with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For the three months ended September 30, 2005 and 2004, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B redeemable convertible preferred stock of $0.5 million and $1.1 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B redeemable convertible preferred stock of $0.2 million and $0.4 million, respectively.

LIQUIDITY, CAPITAL RESOURCES, AND COMMODITY PRICE RISK

At September 30, 2005, our current assets exceeded our current liabilities by $315.4 million, as compared to $319.6 million at June 30, 2005.

Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market. Inventories—discretionary volumes are as follows (in thousands):

	September 30, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Volumes held for immediate sale or exchange	$170,866	2,006	$153,123	2,415
Volumes held for base operations	160,443	2,011	121,651	2,011
Inventories—discretionary volumes	$331,309	4,017	$274,774	4,426

Our volumes held for immediate sale or exchange generally are subject to price risk management. Inventories—discretionary volumes held for immediate sale or exchange are as follows (in thousands):

	September 30, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Gasolines	$82,294	908	$77,524	1,185
Distillates	79,773	934	64,191	932
No. 6 oil and other	8,799	164	11,408	298
Volumes held for immediate sale or exchange	$170,866	2,006	$153,123	2,415

Our base operating inventory volumes generally are not subject to price risk management. Based on the current level of our operations, we have established our base operating inventory volumes, exclusive of product linefill and tank bottom volumes, at approximately 2.0 million barrels. Changes in our operation, such as the acquisition of additional terminals, increases in our contract sales volumes or entering into product supply agreements, may result in changes in the volume of our base operating inventory volumes. Inventories—base operating inventory volumes are as follows (in thousands):

	September 30, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Gasolines	$83,327	938	$58,723	938
Distillates	60,825	725	49,479	725
No. 6 oil and other	16,291	348	13,449	348
Volumes held for base operations	$160,443	2,011	$121,651	2,011

The activity in our base operating inventory volumes is summarized as follows (in thousands):

	Amount	Barrels
As of June 30, 2004	$181,412	4,050
Net reduction in base operating volumes	(99,471)	(2,039)
Change in FIFO cost basis	43,978	—
Lower of cost or market write-down	(4,268)	—
As of June 30, 2005	121,651	2,011
Change in FIFO cost basis	39,601	—
Lower of cost or market write-down	(809)	—
As of September 30, 2005	$160,443	2,011

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

	September 30, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Gasolines	$14,267	522	$14,267	522
Distillates	8,993	354	8,774	351
No. 6 oil and other	1,442	55	1,284	52
Product linefill and tank bottom volumes	$24,702	931	$24,325	925

The following table indicates the maturities of our derivative contracts, including the credit quality of our counterparties to those contracts with unrealized gains at September 30, 2005.

	Fair value of contracts
	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 3 years	Total
	(in thousands)
Unrealized gain—asset
Investment grade	$17,334	$2	$—	$17,336
Non-investment grade	400	—	—	400
No external rating	21,334	—	—	21,334
	39,068	2	—	39,070
Unrealized loss—liability	(100,203)	(225)	—	(100,428)
Net unrealized (loss)—(liability)	$(61,135)	$(223)	$—	$(61,358)

At September 30, 2005, there were no unrealized gains or losses on NYMEX futures contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts. At September 30, 2005, included in unrealized gain position—current is an unrealized gain of approximately $0.2 million related to certain short positions taken in the NYMEX options market.

The following table includes information about the changes in the fair value of our derivative contracts for the three months ended September 30, 2005 (in thousands):

Fair value at June 30, 2005	$(39,829)
Amounts realized or otherwise settled during the period	28,471
Fair value of contracts originated during the period, which are included in deferred revenue	322
Change in fair value attributable to change in commodity prices	(50,322)
Fair value at September 30, 2005	$(61,358)

Excluding acquisitions, capital expenditures for the three months ended September 30, 2005, were $2.2 million for terminal and pipeline facilities and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Our senior secured working capital credit facility as in effect at September 30, 2005 provides for a maximum borrowing line of credit that was the lesser of (i) $400 million and (ii) the borrowing base (as defined; $552 million at September 30, 2005). The borrowing base is a function of our cash, accounts receivable, inventory, exchanges, margin deposits, and certain reserve adjustments as defined in the facility. The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding. At September 30, 2005, we had borrowings of $60.5 million outstanding and letters of credit of $104 million outstanding under the senior secured working capital credit facility. We also had the ability to borrow an additional $235 million under the facility based on the borrowing base computation at September 30, 2005. All outstanding borrowings under the senior secured working capital credit facility are due and payable on September 13, 2009.

The senior secured working capital credit facility is our primary means of short-term liquidity to finance working capital requirements. The senior secured working capital credit facility contains affirmative and negative covenants (including limitations on indebtedness, limitations on dividends and other distributions, limitations on certain inter-company transactions, limitations on mergers, consolidation and the disposition of assets, limitations on investments and acquisitions and limitations on liens) that are customary for a facility of this nature. The senior secured working capital credit facility also contains customary representations and warranties (including those relating to corporate organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The only financial covenant contained in the senior secured working capital credit facility is a minimum fixed charge coverage ratio test that is tested on a quarterly basis whenever the average availability falls below $50 million for the last month of any quarter (average availability was approximately $288 million for the month ended September 30, 2005). In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The fixed charge coverage ratio is based on a defined financial performance measure within the senior secured working capital credit facility known as “fixed charges EBITDA.”

The computation of the fixed charge coverage ratio for the twelve months ended September 30, 2005, is as follows:

	Three Months Ended				Twelve Months Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2004	2005	2005	2005	2005
Financial performance debt covenant test:
Consolidated adjusted EBITDA	$42,705	$62,846	$(980)	$13,087	$117,658
Capital expenditures	(1,896)	(1,616)	(3,361)	(2,193)	(9,066)
TransMontaigne Partners’ capital expenditures	—	—	222	568	790
Cash (paid for) refund of income taxes	5	(2)	(29,704)	(13,907)	(43,608)
Preferred stock dividends paid in cash	(1,110)	(1,110)	(1,281)	(301)	(3,802)
Fixed charges EBITDA	$39,704	$60,118	$(35,104)	$(2,746)	$61,972
Fixed charges for the period	$6,556	$6,226	$5,009	$5,126	$22,917
Fixed charge coverage ratio based on rolling four consecutive quarters					270%
Reconciliation of consolidated adjusted EBITDA to cash flows provided by (used in) operating activities:
Consolidated adjusted EBITDA	$42,705	$62,846	$(980)	$13,087	$117,658
TransMontaigne Partners’ operating income	—	—	1,364	3,635	4,999
TransMontaigne Partners’ depreciation and amortization	—	—	674	1,567	2,241
Cash distributions from TransMontaigne Partners	—	—	—	(453)	(453)
Gain on disposition of assets, net	—	(2,993)	(735)	—	(3,728)
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	4,405	6,093	10,311	2,125	4,405
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(6,093)	(10,311)	(2,125)	(10,576)	(10,576)
Increase in FIFO cost basis of base operating inventory volumes	(18,715)	32,769	8,339	39,601	61,994
Lower of cost or market write-downs on base operating inventory volumes	(2,496)	—	(1,772)	(809)	(5,077)
Interest expense, net	(6,556)	(6,226)	(5,011)	(5,129)	(22,922)
TransMontaigne Partners’ interest expense, net	—	—	(167)	(463)	(630)
Cash (paid for) refund of income taxes	5	(2)	(29,704)	(13,907)	(43,608)
Amortization of deferred revenue	(1,641)	(2,376)	(1,841)	(1,572)	(7,430)
Amortization of deferred stock-based compensation	646	697	652	894	2,889
Net change in unrealized (gains) losses on long-term derivative contracts	(2,031)	(88)	296	(12)	(1,835)
Change in operating assets and liabilities	(123,311)	174,692	(67,173)	(64,523)	(80,315)
Cash flows provided by (used in) operating activities	$(113,082)	$255,101	$(87,872)	$(36,535)	$17,612

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

On May 30, 2003, we consummated the sale and issuance of $200 million aggregate principal amount of 9 1/8% senior subordinated notes due 2010 (“Notes”) and received proceeds of $194.5 million (net of underwriters’ discounts of $5.5 million). We used the net proceeds from the offering of the Notes to repay a $200 million term loan. The Notes mature on June 1, 2010 and interest is payable semi-annually in arrears on each June 1 and December 1 commencing on December 1, 2003. The Notes are unsecured and subordinated to all of our existing and future senior debt. Upon certain change of control events, each holder of the Notes may require us to repurchase all or a portion of its notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS 143,” which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. For TransMontaigne, FIN 47 is effective for annual reporting periods beginning after December 15, 2005. We are evaluating the requirements under FIN 47 and do not anticipate the adoption will have a significant impact on our consolidated financial statements.

ITEM 3.                QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2005, in addition to the interim unaudited consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended June 30, 2005.

Commodity risk

The value of petroleum products in any local delivery market is the sum of the commodity price as reflected on the NYMEX and the basis differential for that local delivery market. The basis differential for any local delivery market is the spread between the cash price in the physical market and the quoted price in the futures markets for the prompt month. For those physical and derivative positions as to which we choose to manage the associated commodity price risk, the primary objective of our risk management strategy is to minimize the financial impact on us from changes in petroleum commodity prices affected by world-wide crude oil and petroleum products supply and demand disruptions (e.g., the Iraq war, OPEC production quotas, disruptions due to hurricanes and other weather-related occurrences, foreign country work stoppages, and major refinery outages). We utilize NYMEX futures contracts to manage the financial impact on us from changes in commodity prices due to “world-wide” events. NYMEX futures contracts are obligations to purchase or sell a specific volume of inventory at a fixed price at a future date. We believe that the utilization of NYMEX futures contracts to manage commodity price risk minimizes the financial impact on us from changes in “world-wide” commodity prices. We generally do not manage the financial impact on us from changes in basis differentials affected by local market supply and demand disruptions (e.g., local pipeline delivery disruptions, local refinery outages, periodic change in local government specifications for gasolines and distillates, local seasonality in product demand, and disruptions due to local weather related occurrences). The impacts on us from changes in basis differentials are as follows:

Basis Differential	Change in Basis Differential	Net Position	Financial Impact
Futures price in excess of physical market price (“negative basis differential”)	Increasing	Long	Loss
Futures price in excess of physical market price	Increasing	Short	Gain
Futures price in excess of physical market price	Decreasing	Long	Gain
Futures price in excess of physical market price	Decreasing	Short	Loss
Physical market price in excess of futures price (“positive basis differential”)	Increasing	Long	Gain
Physical market price in excess of futures price	Increasing	Short	Loss
Physical market price in excess of futures price	Decreasing	Long	Loss
Physical market price in excess of futures price	Decreasing	Short	Gain

The physical and derivative positions that expose us to commodity price risk and an indication of whether those positions were actively managed under the our risk management strategies during the three months ended September 30, 2005 are as follows:

Position	Derivative Contract	Subject to Commodity Price Risk	Commodity Price Risk Actively Managed	Long (Short) Position at September 30, 2005 (in 000’s barrels)
Fixed-price forward purchase commitments prior to receipt of the product at our terminal	Yes	Yes	Yes	3,000
Discretionary inventory held for immediate sale or exchange	No	Yes	Yes	2,006
Discretionary volumes held for base operations	No	Yes	No	2,011
Product linefill and tank bottom volumes	No	Yes	No	925
Fixed-price forward sale commitments	Yes	Yes	Yes	(1,062)
Inventory due to others under exchange agreements	Yes	Yes	Yes	(676)
Risk management contracts—NYMEX futures contracts	Yes	Yes	—	(1,142)
Risk management contracts—NYMEX options	Yes	Yes	—	(1,260)

Our risk management strategies and practices currently do not qualify for “hedge accounting” for financial reporting purposes because we do not designate and associate the risk management contracts as hedges of specific physical and derivative positions and we do not document and test the effectiveness of the relationship between the risk management contracts and the physical and derivative positions.

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

Our risk management policy permits management the discretion to manage the commodity price risk relating to all discretionary volumes, including those volumes designated as base operating inventory volumes and the undelivered in-transit volumes supplied to our terminals under the product supply agreement with MSCG. At September 30, 2005, we were managing the commodity price risk associated with approximately 2.3 million barrels of undelivered in-transit volumes supplied to our terminals under the product supply agreement with MSCG. At September 30, 2005, we did not manage the commodity price risk on approximately 3.8 million barrels composed of approximately 0.2 million barrels of discretionary inventories held for immediate sale or exchange, approximately 2.0 million barrels of discretionary inventories held for base operations, approximately 0.7 million barrels of undelivered in-transit volumes supplied to our terminals under the product supply agreement with MSCG and approximately 0.9 million barrels of product linefill and tank bottoms.

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

For the three months ended September 30, 2005 and 2004, we recognized net gains (losses) on risk management activities of approximately $(42.4) million and $(10.4) million, respectively, due principally to rising commodity prices and a net short (long) futures position.

The NYMEX requires an initial margin deposit to open a futures contract. At September 30, 2005 and June 30, 2005, we had approximately $17.7 million and $10.4 million, respectively, on deposit to cover our initial margin requirements on open NYMEX futures contracts. NYMEX futures contracts also require daily settlements for changes in commodity prices. Unfavorable commodity price changes subject us to variation margin calls that require us to make cash payments to the NYMEX in amounts that may be material. At September 30, 2005, a $0.05 per gallon unfavorable change in commodity prices would have required us to make a cash payment of approximately $5.0 million to cover the variation margin. Conversely, a $0.05 per gallon favorable change in commodity prices would have permitted us to receive approximately $5.0 million. We use our available cash and credit lines to fund these margin calls, but such funding requirements could exceed our ability to access capital.

At September 30, 2005, a $0.05 per gallon unfavorable change in commodity prices relative to our open positions in derivative contracts and risk management contracts would have resulted in the recognition of a loss (realized and unrealized) of approximately $8.6 million. However, the fair value of our discretionary inventory held for immediate sale or exchange would have increased by approximately $4.1 million. The gain from the increase in the fair value of our discretionary inventory volumes held for immediate sale or exchange will not be recognized for financial reporting purposes until those volumes have been sold to customers, which may be in an accounting period subsequent to the accounting period in which the losses on derivative contracts and risk management contracts are recognized.

Interest rate risk

At September 30, 2005, we had outstanding borrowings of $60.5 million under our Senior Secured Working Capital Credit Facility and $10.0 million under our commodity margin loan. We are exposed to interest rate risk because our Senior Secured Working Capital Credit Facility and commodity margin loan are variable-rate-based credit facilities. Based on the outstanding balance of our variable-interest-rate debt at September 30, 2005, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.7 million.

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated November 9, 2005	TRANSMONTAIGNE INC.
(Registrant)
	By:	/s/ DONALD H. ANDERSON
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