Form 10-Q
period 2005-12-31
TRANSMONTAIGNE INC
filed 2006-02-09
CIK 755199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

(303) 626-8200

(Telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)  Yes ☐  No  ☒

As of January 31, 2006, there were 49,579,933 shares of the Registrant’s Common Stock outstanding.

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

Part I. Financial Information

ITEM 1.                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Inc. as of and for the three and six months ended December 31, 2005, are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the year ended June 30, 2005, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 13, 2005.

TransMontaigne Inc. is a holding company with the following active subsidiaries during the three and six months ended December 31, 2005.

•       TransMontaigne Product Services Inc. (“TPSI”)

•       TransMontaigne Services Inc.

•       TransMontaigne Transport Inc.

•       Coastal Fuels Marketing, Inc.

•       Coastal Tug and Barge, Inc.

•       TransMontaigne Partners L.P.

•       Radcliff/Economy Marine Services, Inc. (since August 1, 2005)

We do not have off-balance-sheet arrangements (other than operating leases) or special-purpose entities.

TransMontaigne Inc. and subsidiaries
Consolidated balance sheets
(In thousands)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,099	$29,721
Restricted cash held by commodity broker	1,383	10,436
Trade accounts receivable, net	365,501	381,771
Inventories—discretionary volumes	222,731	274,774
Unrealized gains on derivative contracts	45,691	7,620
Income taxes recoverable	13,293	—
Deferred tax assets	18,704	18,401
Prepaid expenses and other	7,053	6,767
	687,455	729,490
Property, plant and equipment, net	362,412	344,532
Product linefill and tank bottom volumes	24,701	24,325
Investment in Lion Oil Company	10,131	10,131
Deferred debt issuance costs, net	8,728	9,778
Other assets, net	42,360	23,725
	$1,135,787	$1,141,981
LIABILITIES, PREFERRED STOCK, AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Working capital credit facility	$56,100	$—
Trade accounts payable	174,394	212,040
Income taxes payable	—	29,801
Unrealized losses on derivative contracts	21,000	47,215
Inventory due to others under exchange agreements	54,074	16,429
Excise taxes payable	82,116	79,597
Other accrued liabilities	21,421	20,791
Deferred revenue—supply chain management services	3,607	3,981
	412,712	409,854
Other liabilities:
Long-term debt	228,000	228,307
Deferred tax liabilities	50,543	46,413
Unrealized losses on derivative contracts	—	234
Total liabilities	691,255	684,808
Non-controlling interests in TransMontaigne Partners	82,927	81,440
Series B redeemable convertible preferred stock	20,717	49,249
Common stockholders’ equity:
Common stock	484	456
Capital in excess of par value	321,834	299,681
Deferred stock-based compensation	—	(7,042)
Retained earnings	18,570	33,389
	340,888	326,484
	$1,135,787	$1,141,981

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of operations
(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Supply, distribution, and marketing:
Revenues	$2,185,263	$1,811,534	$4,841,491	$3,840,785
Cost of product sold and other direct costs and expenses	(2,226,160)	(1,791,994)	(4,833,769)	(3,797,089)
Net operating margins (deficiencies)	(40,897)	19,540	7,722	43,696
Terminals, pipelines, and tugs and barges:
Revenues	32,837	27,522	62,061	53,994
Direct operating costs and expenses	(17,943)	(15,454)	(36,638)	(29,861)
Net operating margins	14,894	12,068	25,423	24,133
Total net operating margins (deficiencies)	(26,003)	31,608	33,145	67,829
Costs and expenses:
Selling, general and administrative expenses	(13,354)	(11,802)	(24,908)	(22,235)
Depreciation and amortization	(6,849)	(5,727)	(13,430)	(11,534)
Gain (loss) on disposition of assets, net	67	—	1,185	(3,599)
Total costs and expenses	(20,136)	(17,529)	(37,153)	(37,368)
Operating income (loss)	(46,139)	14,079	(4,008)	30,461
Other income (expenses):
Dividend income	—	—	583	381
Interest income	131	62	457	101
Interest expense	(6,931)	(6,618)	(12,849)	(12,941)
Other financing costs:
Amortization of deferred debt issuance costs	(525)	(442)	(1,050)	(1,148)
Write-off of debt issuance costs related to former bank credit facility	—	—	—	(3,392)
Total other expenses	(7,325)	(6,998)	(12,859)	(16,999)
Earnings (loss) before income taxes	(53,464)	7,081	(16,867)	13,462
Income tax benefit (expense)	20,316	(2,832)	6,409	(5,385)
Non-controlling interests’ share in earnings of TransMontaigne Partners	(2,047)	—	(3,854)	—
Net earnings (loss)	(35,195)	4,249	(14,312)	8,077
Earnings allocable to preferred stock	(188)	(935)	(507)	(1,771)
Net earnings (loss) attributable to common stockholders	$(35,383)	$3,314	$(14,819)	$6,306
Earnings (loss) per share:
Basic net earnings (loss) per common share	$(0.73)	$0.08	$(0.31)	$0.16
Diluted net earnings (loss) per common share	$(0.73)	$0.08	$(0.31)	$0.16
Weighted average common shares outstanding:
Basic	48,334	39,739	47,638	39,616
Diluted	48,334	51,870	47,638	51,744

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of preferred stock and common stockholders’ equity
Year ended June 30, 2005 and six months ended December 31, 2005
(In thousands)

	Series B Preferred stock	Common stock	Capital in excess of par value	Deferred stock-based compensation	Retained earnings (accumulated deficit)	Total common stockholders’ equity
Balance at June 30, 2004	$77,719	$411	$251,775	$(4,129)	$(19,768)	$228,289
Common stock issued for options exercised	—	—	347	—	—	347
Common stock repurchased from employees for withholding taxes	—	(1)	(816)	—	—	(817)
Net tax effect arising from stock-based compensation	—	—	272	—	—	272
Forfeiture of restricted stock awards prior to vesting	—	(2)	(1,222)	1,224	—	—
Deferred compensation related to restricted stock awards	—	7	4,163	(4,170)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,625	—	2,625
Warrant granted to MSCG in exchange for product supply agreements	—	—	14,600	—	—	14,600
Preferred stock dividends paid-in kind	1,087	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(4,207)	(4,207)
Amortization of premium on Series B Redeemable Convertible Preferred stock	(1,546)	—	—	—	1,546	1,546
Conversion of Series B Redeemable Convertible Preferred stock into common stock	(28,011)	41	27,970	—	—	28,011
Deferred compensation related to restricted TransMontaigne Partners’ common unit awards	—	—	2,592	(2,592)	—	—
Net earnings	—	—	—	—	55,818	55,818
Balance at June 30, 2005	$49,249	$456	$299,681	$(7,042)	$33,389	$326,484
Elimination of deferred stock-based compensation due to adoption of SFAS 123(R)	—	(16)	(7,026)	7,042	—	—
Common stock issued for options exercised	—	—	206	—	—	206
Common stock repurchased from employees for withholding taxes	—	(1)	(772)	—	—	(773)
Amortization of deferred stock-based compensation	—	4	1,513	—	—	1,517
Preferred stock dividends	—	—	—	—	(766)	(766)
Amortization of premium on Series B redeemable convertible preferred stock	(259)	—	—	—	259	259
Conversion of Series B redeemable convertible preferred stock into common stock	(28,273)	41	28,232	—	—	28,273
Net loss	—	—	—	—	(14,312)	(14,312)
Balance at December 31, 2005	$20,717	$484	$321,834	$—	$18,570	$340,888

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Consolidated statements of cash flows
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(35,195)	$4,249	$(14,312)	$8,077
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(1,731)	(1,641)	(3,303)	(2,689)
Depreciation and amortization	6,849	5,727	13,430	11,534
Deferred tax expense	—	2,837	—	5,560
Amortization of deferred stock-based compensation	623	646	1,517	1,276
Amortization of deferred debt issuance costs	525	442	1,050	1,148
Write-off of debt issuance costs	—	—	—	3,392
(Gain) loss on disposition of assets, net	(67)	—	(1,185)	3,599
Net change in unrealized (gains) losses on long-term derivative contracts	(223)	(2,031)	(235)	540
Non-controlling interests’ share in earnings of TransMontaigne Partners	2,047	—	3,854	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable, net	87,188	(33,127)	36,916	(32,090)
Inventories—discretionary volumes	108,578	(101,204)	55,926	(107,886)
Prepaid expenses and other	(1,239)	(3,739)	(1,164)	(2,522)
Trade accounts payable	(52,833)	47,336	(40,616)	32,864
Income taxes payable	(21,719)	—	(43,093)	—
Inventory due to others under exchange agreements	(5,470)	(10,850)	37,645	(10,540)
Unrealized (gains) losses on derivative contracts	(83,219)	(32,663)	(61,357)	(18,612)
Excise taxes payable and other accrued liabilities	16,740	10,936	(754)	(10,157)
Net cash provided by (used in) operating activities	20,854	(113,082)	(15,681)	(116,506)
Cash flows from investing activities:
Acquisition of Radcliff and Oklahoma City terminals, net of cash acquired	(1,857)	—	(53,911)	—
Acquisition of terminals, pipelines, tugs and barges	(3,948)	(329)	(3,948)	(7,947)
Additions to property, plant and equipment—expansion of facilities	(2,050)	(836)	(3,925)	(1,922)
Additions to property, plant and equipment—maintain existing facilities	(1,257)	(731)	(1,575)	(1,741)
(Increase) decrease in restricted cash held by commodity broker	16,316	1,725	9,280	(956)
Proceeds from disposition of assets	469	—	1,587	—
Other	(133)	—	(133)	5
Net cash provided by (used in) investing activities	7,540	(171)	(52,625)	(12,561)
Cash flows from financing activities:
Net borrowings of debt	(7,400)	107,000	55,793	129,000
Net borrowings of commodity margin loan	(10,000)	2,698	—	6,460
Deferred debt issuance costs	—	(286)	—	(3,368)
Common stock issued for options exercised	11	—	206	78
Common stock repurchased from employees for withholding taxes	(773)	(767)	(773)	(767)
Distributions paid to non-controlling interests in TransMontaigne Partners	(1,721)	—	(2,368)	—
Preferred stock dividends paid in cash	(580)	(1,110)	(1,174)	(1,110)
Net cash provided by (used in) financing activities	(20,463)	107,535	51,684	130,293
Increase (decrease) in cash and cash equivalents	7,931	(5,718)	(16,622)	1,226
Cash and cash equivalents at beginning of period	5,168	13,102	29,721	6,158
Cash and cash equivalents at end of period	$13,099	$7,384	$13,099	$7,384
Supplemental disclosures of cash flow information:
Cash paid for (refund of) income taxes	$1,403	$(5)	$36,685	$(175)
Cash paid for interest expense	$11,059	$10,810	$12,314	$13,049

See accompanying notes to consolidated financial statements.

TransMontaigne Inc. and subsidiaries
Notes to consolidated financial statements
December 31, 2005 and June 30, 2005

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

Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying unaudited consolidated financial statements include the accounts of TransMontaigne Inc., a Delaware corporation (“TransMontaigne”), and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation, except for throughput fees, storage fees, pipeline transportation fees, tug and barge fees and other fees charged to our supply, distribution and marketing operations by our terminals, pipelines, and tugs and barges. The related inter-company revenues and costs offset within total net operating margins in the accompanying consolidated statements of operations.

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

Shipping and handling costs attributable to our terminal, pipeline, and tug and barge operations are included in direct operating costs and expenses in the accompanying consolidated statements of operations.

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

Shipping and handling costs attributable to our supply, distribution, and marketing operations are included in cost of product sold in the accompanying consolidated statements of operations.

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

(f) Accounting for Risk Management Activities

We enter into risk management contracts, principally NYMEX futures contracts, to manage our exposure to changes in commodity prices. We evaluate our market risk exposure from an overall portfolio basis that considers changes in physical inventories—discretionary volumes held for immediate sale or exchange, inventory due to others under exchange agreements, open positions in derivative contracts, and open positions in risk management contracts. We enter into risk management contracts that offset the changes in the values of our inventories—discretionary volumes held for immediate sale or exchange and derivative contracts. At December 31, 2005 and June 30, 2005, our open positions in risk management contracts principally were NYMEX futures contracts (purchases and sales) and NYMEX options (calls and puts).

(g) Accounting for Derivative Contracts

Our contract sales, bulk sales, delivered fuel price management, retail price management, risk management contracts and product supply contracts qualify as derivative instruments pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. All derivative contracts are required to be reported as assets and liabilities at fair value in the accompanying consolidated balance sheet in accordance with SFAS No. 133. The fair value of our derivative contracts is included in “Unrealized gains or losses on derivative contracts” in the accompanying consolidated balance sheets. Changes in the fair value of our derivative contracts are included in net operating margins attributable to our supply, distribution and marketing operations.

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

(h) Presentation of Revenues

We present revenue from our rack spot sales, contract sales, certain bulk sales, and delivered fuel price management contracts on a gross basis in the accompanying consolidated statements of operations because our obligations under these arrangements are settled via transfer of title and risk of loss of the product to the customer. Revenue from our retail price management contracts and risk management contracts are presented on a net basis (i.e., product costs are required to be netted directly against gross revenues to arrive at net revenues) in the accompanying consolidated statements of operations because our obligations under these arrangements are settled on a net cash basis. The logistical supply chain management services fees do not involve the sale of inventory and, therefore, only the service fee is presented in the accompanying consolidated statements of operations.

We have presented bulk transactions that were “booked out” on a net basis in the consolidated statements of operations (i.e., product costs are netted directly against gross revenues to arrive at net revenues). A “book out” occurs when one party appears more than once for the sale and purchase of a specific grade of refined product for a specific scheduling date to transport product on a particular common carrier pipeline. In that instance, we and other pipeline shippers agree not to schedule or deliver the refined product that originates and ends with the same counterparty, but rather settle in cash the amounts due to or from each intervening counterparty, thus booking out the transaction. For the three months ended December 31, 2005 and 2004, we booked out bulk transactions of approximately $272.6 million and $700.9 million, respectively. For the six months ended December 31, 2005 and 2004, we booked out bulk transactions of approximately $902.5 million and $1,676.3 million, respectively. The booking out of a bulk transaction has no effect on our net operating margins or net earnings.

(i) Accounting for Inventories—Discretionary Volumes

Our inventories—discretionary volumes consist of refined petroleum products, primarily gasolines, distillates, and No. 6 oil. Inventories—discretionary volumes are presented in the accompanying consolidated balance sheets as current assets and are carried at the lower of cost (first-in, first-out) or market (replacement cost). Inventories—discretionary volumes are as follows (in thousands):

	December 31, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Volumes held for immediate sale or exchange	$93,060	1,507	$153,123	2,415
Volumes held for base operations	129,671	2,011	121,651	2,011
Inventories—discretionary volumes	$222,731	3,518	$274,774	4,426

At December 31, 2005 and June 30, 2005, the market value of our volumes held for immediate sale or exchange exceeded their cost basis by approximately $4.3 million and $2.1 million, respectively. At December 31, 2005 and June 30, 2005, the market value of our volumes held for base operations exceeded their cost basis by approximately $9.3 million and $0.2 million, respectively.

During the year ended June 30, 2005, we decreased our volumes held for base operations by approximately 2.0 million barrels as a result of our product supply agreement with Morgan Stanley Capital Group, Inc.

(j) Inventory Due to Others Under Exchange Agreements

We enter into exchange agreements generally with major oil companies. Exchange agreements generally are fixed-term agreements that involve our receipt of a specified volume of product at one location in exchange for delivery by us of product at a different location. At December 31, 2005 and June 30, 2005, current liabilities include inventory due to others under exchange agreements of approximately 768,000 barrels and 296,000 barrels, respectively, with a fair value of approximately

$54.1 million and $16.4 million, respectively. The amount recorded represents the fair value of inventory due to others under exchange agreements at the respective balance sheet date.

(k) Accounting for Product Linefill and Tank Bottom Volumes

Our product linefill and tank bottom volumes are required to be held for operating balances in the conduct of our overall operating activities. We do not intend to sell or exchange these inventories in the ordinary course of business and, therefore, we generally do not manage the commodity price risks associated with these volumes.

At December 31, 2005 and June 30, 2005, our product linefill and tank bottom volumes are presented in the accompanying consolidated balance sheets as non-current assets and are carried at the lower of cost (weighted average) or market (replacement cost). The replacement cost of our product linefill and tank bottom volumes is based on the nearest quoted wholesale market price. At December 31, 2005 and June 30, 2005, we had approximately 932,000 barrels and 925,000 barrels, respectively, of product reflecting tank bottoms and linefill in our propriety terminal connections with an adjusted cost basis of approximately $24.7 million and $24.3 million, respectively. At December 31, 2005 and June 30, 2005, the market value of our product linefill and tank bottom volumes exceeded their cost basis by approximately $42.8 million and $34.8 million, respectively.

(l) Restricted Cash Held by Commodity Broker

Restricted cash represents cash deposits held by our commodity broker to cover initial margin requirements related to open NYMEX futures contracts.

(m) Deferred Debt Issuance Costs

Deferred debt issuance costs are as follows (in thousands):

	June 30, 2005	Additions	Amortization	December 31, 2005
Senior secured working capital credit facility	$3,422	$—	$(404)	$3,018
Senior subordinated notes	5,455	—	(554)	4,901
TransMontaigne Partners’ credit facility	901	—	(92)	809
	$9,778	$—	$(1,050)	$8,728

(n) Environmental Obligations

At December 31, 2005 and June 30, 2005, we had accrued environmental obligations of approximately $6.3 million and $6.1 million, respectively, representing our best estimate of our remediation obligations (see Note 9 of Notes to consolidated financial statements). During the six months ended December 31, 2005, we made payments of approximately $1.5 million towards our environmental remediation obligations. During the six months ended December 31, 2005, we charged to income approximately $0.5 million to increase our estimate of our future environmental remediation obligations. During the six months ended December 31, 2005, we assumed approximately $1.2 million of environmental remediation obligations in connection with our acquisition of the Radcliff and Oklahoma City terminals (see Note 2 of Notes to consolidated financial statements). During the six months ended December 31, 2005 and 2004, we received insurance recoveries of approximately $150,000 and $1.4 million, respectively, which have been recognized as a reduction of direct operating costs and expenses in the accompanying consolidated statements of operations.

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

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net earnings attributable to common stockholders:
As reported	$3,314	$6,306
Amortization of the fair value of stock options granted to employees	(25)	(51)
Pro forma	$3,289	$6,255
Earnings per share:
As reported
Basic	$0.08	$0.16
Diluted	$0.08	$0.16
Pro forma
Basic	$0.08	$0.16
Diluted	$0.08	$0.16

There were no options granted during the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003. The weighted average fair value at grant dates for options granted during the year ended June 30, 2002 was $3.08. The primary assumptions used to estimate the fair value of options granted on the date of grant using the Black-Scholes option-pricing model during the year ended June 30, 2002 were as follows: no dividend yield, expected volatility of 79%, risk-free rate of 4.49%, and expected life of 4 years.

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

(q) Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period’s presentation. Net earnings (loss) and stockholders’ equity have not been affected by these reclassifications.

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

Effective October 31, 2005, TransMontaigne Partners purchased a refined product terminal with approximately 150,000 barrels of aggregate storage capacity in Oklahoma City, Oklahoma from Magellan Pipeline Company, L.P. for approximately $1.9 million. The Oklahoma City terminal currently provides integrated terminaling services to a major oil company. The accompanying consolidated financial statements include the results of operations of the Oklahoma City terminal from the closing date of the acquisition (October 31, 2005).

The purchase price was allocated as follows (in thousands):

	Radcliff	Oklahoma City
Restricted cash	$228	$—
Trade accounts receivable, net of allowance for doubtful accounts of $47	20,097	—
Discretionary inventory, product linefill and tank bottom volumes	4,259	—
Prepaid expenses and other	293	—
Property, plant and equipment	16,779	2,493
Deferred tax assets	303	—
Goodwill	19,384	—
Trade accounts payable	(3,304)	—
Accrued environmental obligations	(605)	(625)
Deferred tax liabilities	(4,130)	—
Due to former Radcliff stockholders	(1,000)	—
Other assumed liabilities	(250)	(11)
Cash paid, net of cash acquired	$52,054	$1,857

The unaudited pro forma combined results of operations as if the acquisition of the Radcliff and Oklahoma City terminals had occurred on July 1, 2004 are as follows (in thousands, except per share data):

Three months ended
December 31,
2004
Revenue	$1,890,261
Net earnings	$5,434
Basic net earnings per common share	$0.11

	Six months ended	Six months ended
	December 31,	December 31,
	2005	2004
Revenue	$4,925,058	$3,989,904
Net earnings (loss)	$(14,347)	$10,660
Basic net earnings (loss) per common share	$(0.31)	$0.21

(3)   DISPOSITION OF ASSETS

Gain on disposition of assets, net for the six months ended December 31, 2005, reflects the final insurance recovery of approximately $1.1 million on the involuntary conversion of our historical Pensacola terminal facilities and approximately $0.1 million on the sale of the Wisconsin terminal. Loss on disposition of assets, net for the six months ended December 31, 2004, consists principally of an approximately $3.6 million loss on the involuntary conversion of our historical Pensacola terminal facilities due to the damage caused by Hurricane Ivan.

(4)   CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	June 30,
	2005	2005
Trade accounts receivable	$366,367	$382,324
Less allowance for doubtful accounts	(866)	(553)
	$365,501	$381,771

(5)   UNREALIZED GAINS AND LOSSES ON DERIVATIVE CONTRACTS

Unrealized gains and losses on derivative contracts are as follows (in thousands):

	December 31,	June 30,
	2005	2005
Unrealized gains—current	$45,691	$7,620
Unrealized gains—non-current	—	—
Unrealized gains—asset	45,691	7,620
Unrealized losses—current	(21,000)	(47,215)
Unrealized losses—long-term	—	(234)
Unrealized losses—liability	(21,000)	(47,449)
Net asset (liability)	$24,691	$(39,829)

At December 31, 2005 and June 30, 2005, there were no unrealized gains or losses on NYMEX futures contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts.

At December 31, 2005, included in unrealized gains—current is an unrealized gain of approximately $7.4 million related to certain short positions taken in the NYMEX options market. At June 30, 2005, included in unrealized losses—current is an unrealized loss of approximately $3.6 million related to short positions taken in the NYMEX options market.

(6)   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows (in thousands):

	December 31,	June 30,
	2005	2005
Prepaid insurance	$3,537	$2,246
Amounts due from insurance carrier	—	954
Asset held for sale	—	1,200
Prepaid business taxes	79	552
Additive detergent	946	985
Prepaid software maintenance fees	78	105
Amounts due from Rio Vista/Penn Octane	1,300	—
Other	1,113	725
	$7,053	$6,767

Amounts due from insurance carrier represents our remaining estimated proceeds to be received on insurance claims related to the involuntary conversion of our historical Pensacola terminal facilities due to the damage caused by Hurricane Ivan. During the three months ended December 31, 2005, we collected the final insurance recovery.

During the six months ended December 31, 2005, we decided to retain the land at our historical Pensacola terminal facilities to augment the Pensacola terminal facilities that we acquired from Radcliff (see Note 2 of Notes to consolidated financial statements). In prior periods, asset held for sale was carried at the lower of cost or fair value less costs of disposition and consisted of the land held for sale at our historical Pensacola terminal facilities.

In connection with our due diligence review of certain assets and operations of Rio Vista and Penn Octane, we advanced approximately $1.3 million. The advance is due and payable on demand and is secured by certain terminaling assets in Brownsville, Texas.

(7)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net is as follows (in thousands):

	December 31,	June 30,
	2005	2005
Land	$43,173	$38,710
Terminals, pipelines and equipment	392,293	374,213
Technology and equipment	14,614	14,751
Tugs and barges	33,777	27,277
Furniture, fixtures and equipment	6,806	6,784
Construction in progress	2,499	1,747
	493,162	463,482
Less accumulated depreciation	(130,750)	(118,950)
	$362,412	$344,532

(8)   OTHER ASSETS

Other assets are as follows (in thousands):

	December 31,	June 30,
	2005	2005
Prepaid transportation	$737	$326
Goodwill	26,237	6,853
Product supply agreement, net of accumulated amortization of $2,086 and $1,043, respectively	12,514	13,557
Acquired intangible, net of accumulated amortization of $1,417 and $1,167, respectively	1,083	1,333
Commodity trading membership	1,500	1,500
Deposits and other assets	289	156
	$42,360	$23,725

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

Commodity trading membership represents the purchase price we paid to acquire two seats on the NYMEX.

(9)   OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows (in thousands):

	December 31,	June 30,
	2005	2005
Accrued environmental obligations	$6,308	$6,148
Accrued lease abandonment	1,441	1,798
Accrued indemnities—NORCO	1,000	1,000
Accrued transportation and deficiency obligations	254	640
Accrued property taxes	645	2,245
Assumed litigation costs—Coastal Fuels assets	325	325
Dividend payable—preferred stock	301	708
Accrued interest payable	2,017	1,521
Customer advances and deposits	541	1,773
Accrued compensation and benefits	4,900	2,894
Due to former owners of Radcliff	1,000	—
Accrued expenses and other	2,689	1,739
	$21,421	$20,791

Accrued Lease Abandonment.   We vacated certain office space in Denver, Colorado during June 2003 and we vacated certain excess space in Atlanta, Georgia during October 2002. In connection with our acquisition of the Coastal Fuels assets during February 2003, we vacated a sales office in Coral Gables, Florida. The accrual for the abandonment of the office leases represents the excess of the remaining lease payments subsequent to vacancy of the space by us over the estimated sublease rentals to be received based on current market conditions. At December 31, 2005 and June 30, 2005, the accrued liability for lease abandonment costs was approximately $1.4 million and $1.8 million, respectively.

	Accrued liability at June 30, 2005	Change in estimate charged to expense	Amounts paid during the period	Accrued liability at December 31, 2005
	(in thousands)
Accrued lease abandonment	$1,798	$—	$(357)	$1,441

We expect to pay the accrued liability of approximately $1.4 million, net of estimated sublease rentals, as follows (in thousands):

Years ending June 30:	Lease payments	Estimated sublease rentals	Accrued liability
2006 (Remainder of the year)	$530	$(181)	$349
2007	995	(346)	649
2008	306	(159)	147
2009	313	(165)	148
2010	318	(170)	148
	$2,462	$(1,021)	$1,441

(10)   DEFERRED REVENUE—SUPPLY CHAIN MANAGEMENT SERVICES

We enter into price management contracts with ground fleet customers and jobbers that permit them to fix the price of their fuel purchases. During the six months ended December 31, 2005, we originated retail and delivered fuel price management contracts with an estimated fair value of approximately

$2.9 million, representing the excess of the amounts we expect to receive from the ground fleet customers and jobbers over our estimate of the forward price curve of the underlying commodity adjusted for location differentials. We have deferred the estimated fair value of these contracts at origination because our estimate of the fair value is not evidenced by quoted market prices or current market transactions for the contracts in their entirety. We amortize the deferred revenue into net revenues attributable to our supply, distribution, and marketing operations over the respective terms of the contracts as the products are delivered. During the six months ended December 31, 2005, we recognized approximately $3.3 million in revenues attributable to our supply, distribution and marketing operations from the amortization of the deferred revenue from these contracts.

	Deferred revenue at June 30, 2005	Additions during the period	Amounts amortized during the period	Deferred revenue at December 31, 2005
	(in thousands)
Retail price management contracts	$968	$2,510	$(968)	$2,510
Delivered fuel price management contracts	3,013	419	(2,335)	1,097
	$3,981	$2,929	$(3,303)	$3,607

(11)   DEBT

Debt is as follows (in thousands):

	December 31, 2005	June 30, 2005
Commodity margin loan	$—	$—
Senior secured working capital credit facility	56,100	—
Senior subordinated notes	200,000	200,000
	256,100	200,000
TransMontaigne Partners’ credit facility	28,000	28,307
	284,100	228,307
Less debt classified as current	(56,100)	—
Long-term debt	$228,000	$228,307

Commodity Margin Loan.   We currently have a commodity margin loan agreement with our commodity broker that allows us to borrow up to $10 million to fund certain initial and variation margin requirements in commodities accounts maintained by us with our commodity broker. The entire unpaid principal amount of the loan, together with accrued interest, is due and payable on demand. Outstanding loans bear interest at the average 90-day Treasury Bill rate plus 1.50% (5.6% at December 31, 2005).

Senior Secured Working Capital Credit Facility.   The senior secured working capital credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $400 million and (ii) the borrowing base ($404 million at December 31, 2005), which is a function, among other things, of our cash, accounts receivable, inventory, exchanges, margin deposits and certain reserve adjustments as defined in the facility. Outstanding letters of credit ($125 million at December 31, 2005) are counted against the maximum borrowing capacity available at any time. Borrowings under the senior secured working capital credit facility bear interest (at our option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the average excess borrowing base availability (as defined therein). Interest on loans under the senior secured working capital credit facility is due and payable periodically, based on the applicable interest rate and related interest period, generally each one, two or three months. The weighted average interest rate on borrowings under the senior secured working capital credit facility was 5.6% during the six months ended December 31, 2005. In addition, we pay a commitment fee ranging from 0.25% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the senior secured working capital credit facility are secured by, among other things, our cash, accounts receivable, inventories, certain terminal facilities with an orderly liquidation value of not less than $100 million, and certain other current assets. The only financial covenant contained in the senior secured working capital credit facility is a minimum fixed charge coverage ratio test that is computed on a quarterly basis and it is applicable whenever the average availability falls below $50 million for the last month of any quarter (average availability was $198 million for the month ended December 31, 2005). In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The principal balance of loans and any accrued and unpaid interest is due and payable in full on the maturity date, September 13, 2009.

TransMontaigne Partners’ Credit Facility.   On May 9, 2005, TransMontaigne Partners entered into a $75 million senior secured credit facility. The credit facility provides for a maximum borrowing line of credit equal to the lesser of (i) $75 million and (ii) four times Consolidated EBITDA of TransMontaigne Partners (as defined; $78.4 million at December 31, 2005). Borrowings under the credit facility bear interest (at TransMontaigne Partners’ option) based on a base rate plus an applicable margin, or LIBOR plus an applicable margin; the applicable margins are a function of the total leverage ratio (as defined). Interest on loans under the credit facility is due and payable periodically, based on the applicable interest rate and related interest period, generally either one, two or three months. The weighted average interest rate on borrowings under the TransMontaigne Partners’ credit facility was 5.8% during the six months ended December 31, 2005. In addition, TransMontaigne Partners pays a commitment fee ranging from 0.375% to 0.50% per annum on the total amount of the unused commitments. Borrowings under the TransMontaigne Partners’ credit facility are secured by a lien on TransMontaigne Partners’ assets, including cash, accounts receivable, inventory, general intangibles, investment property, contract rights and real property, except for TransMontaigne Partners’ real property located in Florida. The terms of the credit facility include covenants that restrict TransMontaigne Partners’ ability to make capital expenditures and cash distributions. The primary financial covenants contained in the TransMontaigne Partners’ credit facility are a total leverage ratio test (not to exceed four times) and an interest coverage ratio test (not to be less than three times). The principal balance of loans and any accrued and unpaid interest are due and payable in full on the maturity date, May 9, 2010.

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

Summarized consolidating financial information for TransMontaigne Inc. and the guarantor subsidiaries and TransMontaigne Partners and the non-guarantor subsidiaries as of and for the three months ended December 31, 2005 is as follows (in thousands):

	TransMontaigne Inc. and guarantor subsidiaries	TransMontaigne Partners and non-guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets	$685,497	$2,422	$(464)	$687,455
Property, plant and equipment, net	245,634	116,778	—	362,412
Other assets	91,480	1,901	(7,461)	85,920
	$1,022,611	$121,101	$(7,925)	$1,135,787
Liabilities and Equity
Current liabilities	$410,463	$2,713	$(464)	$412,712
Long-term debt	200,000	28,000	—	228,000
Other liabilities	50,543	—	—	50,543
Non-controlling interests	—	—	82,927	82,927
Preferred stock	20,717	—	—	20,717
Partners’ equity	—	90,388	(90,388)	—
Common stockholders’ equity	340,888	—	—	340,888
	$1,022,611	$121,101	$(7,925)	$1,135,787
Statement of Operations
Revenues	$2,206,998	$11,102	$—	$2,218,100
Cost of product sold and direct operating costs and expenses	(2,240,169)	(3,934)	—	(2,244,103)
Costs and expenses	(17,057)	(3,079)	—	(20,136)
Other income (expenses)	(5,283)	(548)	(1,494)	(7,325)
Income tax benefit	20,316	—	—	20,316
Non-controlling interests’ share in earnings	—	—	(2,047)	(2,047)
Net earnings (loss)	$(35,195)	$3,541	$(3,541)	$(35,195)
Statement of Cash Flows
Net cash provided by operating activities	$12,528	$8,326	$—	$20,854
Net cash provided by (used in) investing activities	10,015	(2,475)	—	7,540
Net cash (used in) financing activities	(14,535)	(5,928)	—	(20,463)
Increase (decrease) in cash and cash equivalents	8,008	(77)	—	7,931
Cash at beginning of period	4,393	775	—	5,168
Cash at end of period	$12,401	$698	$—	$13,099

Summarized consolidating financial information for TransMontaigne Inc. and the guarantor subsidiaries and TransMontaigne Partners and the non-guarantor subsidiaries for the six months ended December 31, 2005 is as follows (in thousands):

	TransMontaigne Inc. and guarantor subsidiaries	TransMontaigne Partners and non-guarantor subsidiaries	Eliminations	Consolidated
Statement of Operations
Revenues	$4,882,050	$21,502	$—	$4,903,552
Cost of product sold and direct operating costs and expenses	(4,862,637)	(7,770)	—	(4,870,407)
Costs and expenses	(31,145)	(6,008)	—	(37,153)
Other income (expenses)	(8,989)	(1,057)	(2,813)	(12,859)
Income tax benefit	6,409	—	—	6,409
Non-controlling interests’ share in earnings	—	—	(3,854)	(3,854)
Net earnings (loss)	$(14,312)	$6,667	$(6,667)	$(14,312)
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(23,515)	$7,834	$—	$(15,681)
Net cash (used in) investing activities	(49,582)	(3,043)	—	(52,625)
Net cash provided by (used in) financing activities	56,018	(4,334)	—	51,684
Increase (decrease) in cash and cash equivalents	(17,079)	457	—	(16,622)
Cash at beginning of period	29,480	241	—	29,721
Cash at end of period	$12,401	$698	$—	$13,099

For all periods ended after the issuance of the Senior Subordinated Notes (May 30, 2003) and before the closing of TransMontaigne Partners’ initial public offering (May 27, 2005), we had no subsidiaries that had not guaranteed the Senior Subordinated Notes on a full and unconditional, joint and several basis, other than subsidiaries that were minor. Accordingly, we have not presented consolidating financial information as of and for the three and six months ended December 31, 2004, because such information would be substantially duplicative with the accompanying consolidated financial statements. TransMontaigne Partners completed its initial public offering and commenced operations on May 27, 2005.

Scheduled maturities of debt at December 31, 2005 are as follows (in thousands):

Years ending June 30:
2006	$—
2007	—
2008	—
2009	—
2010	284,100
$284,100

(12)   PREFERRED STOCK

At December 31, 2005 and June 30, 2005, we have authorized the issuance of up to 2,000,000 shares of preferred stock. Preferred stock is as follows (in thousands, except share data):

	December 31, 2005	June 30, 2005
Series B redeemable convertible preferred stock, par value $0.01 per share, 100,000 shares authorized, 20,063 and 47,195 shares issued and outstanding, liquidation preference of $20,063 and $47,195	$20,717	$49,249

At December 31, 2005 and June 30, 2005, there are 20,063 and 47,195 shares, respectively, of Series B redeemable convertible preferred stock outstanding. During the six months ended December 31, 2005, 27,132 shares of Series B redeemable convertible preferred stock were converted into approximately 4.1 million shares of common stock at the request of the holder.

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

Preferred stock dividends on the Series B redeemable convertible preferred stock were $0.5 million and $1.4 million for the six months ended December 31, 2005 and 2004, respectively. The amount of the Series B redeemable convertible preferred stock dividend recognized for financial reporting purposes for the six months ended December 31, 2005 and 2004, is composed of the amount of the dividend payable and paid to the holders of the Series B redeemable convertible preferred stock of $0.8 million and $2.2 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B redeemable convertible preferred stock of $0.3 million and $0.8 million, respectively.

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

(13)   COMMON STOCK

At December 31, 2005 and June 30, 2005, we were authorized to issue up to 150,000,000 shares of common stock with a par value of $0.01 per share. At December 31, 2005 and June 30, 2005, there were 49,581,917 shares and 45,586,475 shares issued and outstanding, respectively. Our senior secured working capital credit facility, senior subordinated notes and the certificate of designations of our Series B redeemable convertible preferred stock contain restrictions on the payment of dividends on our common stock.

We have a restricted stock plan that provides for awards of common stock to certain key employees, subject to forfeiture if employment terminates prior to the applicable vesting dates. Information about restricted common stock activity for the six months ended December 31, 2005 and the year ended June 30, 2005 is as follows:

	Total shares	Vested shares	Unvested shares
Outstanding at June 30, 2004	2,178,003	553,795	1,624,208
Granted	689,200	—	689,200
Cancelled	(229,350)	—	(229,350)
Repurchased from employees for withholding taxes	(131,625)	(131,625)	—
Vested	—	446,758	(446,758)
Outstanding at June 30, 2005	2,506,228	868,928	1,637,300
Granted	28,000	—	28,000
Cancelled	(72,325)	—	(72,325)
Repurchased from employees for withholding taxes	(125,996)	(125,996)	—
Vested	—	406,830	(406,830)
Outstanding at December 31, 2005	2,335,907	1,149,762	1,186,145

On October 25, 2004, we granted awards of 689,200 shares of restricted common stock to key employees. The deferred stock based compensation associated with those awards was approximately $4.2 million, which is being amortized into income over their four-year vesting period.

During the six months ended December 31, 2005, we granted awards of 28,000 shares of restricted common stock to new employees. The deferred stock based compensation associated with those awards was approximately $236,000, which is being amortized into income over their four-year vesting period.

Amortization of deferred compensation of approximately $1.5 million and $1.3 million is included in selling, general and administrative expense for the six months ended December 31, 2005 and 2004, respectively.

(14)   STOCK OPTIONS

Information about stock option activity for the six months ended December 31, 2005 and the year ended June 30, 2005, is as follows:

	Shares	Weighted average exercise price
Outstanding at June 30, 2004	885,500	$4.48
Cancelled	(31,600)	3.75
Exercised	(85,998)	4.05
Outstanding at June 30, 2005	767,902	4.55
Cancelled	(3,000)	11.00
Exercised	(54,800)	3.75
Outstanding at December 31, 2005	710,102	$4.59
Exercisable at December 31, 2005	680,102	$4.57

Information about stock options outstanding under the 1997 Plan at December 31, 2005, is as follows:

				Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life in years	Weighted average exercise prices	Number exercisable	Weighted average exercise prices
$3.75 – 7.25	700,602	5.0	$4.48	670,602	$4.43
$11.00 – 13.50	8,500	3.0	$11.88	8,500	$11.88
$17.25	1,000	1.7	$17.25	1,000	$17.25
	710,102			680,102

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

(16)   COMMITMENTS AND CONTINGENCIES

Legal Proceedings.   We have been named as a defendant in various lawsuits and a party to various other legal proceedings, in the ordinary course of business, some of which are covered in whole or in party by insurance. We believe that the outcome of such lawsuits and other proceedings will not individually or in the aggregate have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. At December 31, 2005 and June 30, 2005, we have accrued obligations for legal settlements of approximately $0.3 million and $0.3 million, respectively, representing our best estimate of our loss contingencies that are probable of occurrence (see Note 9 of Notes to consolidated financial statements).

Transportation and Deficiency Agreements.   In connection with our sale of two product distribution facilities in Little Rock, Arkansas, we are potentially liable for payments of up to approximately $0.7 million per year for a five-year period through June 30, 2006. At June 30, 2005, we had an accrued liability of approximately $0.6 million representing our estimate of the future amounts we expect to pay for the shortfall in volumes for the remainder of the term of the agreement. During the six months ended December 31, 2005, we paid approximately $0.4 million as settlement for our shortfall in volumes for the year ended June 30, 2005.

At December 31, 2005 and June 30, 2005, we have recognized approximately $0.7 million and $0.3 million, respectively, of prepaid transportation in other assets since we have a contractual right, after the end of the term of the transportation agreement, to apply the amounts to charges for using the interstate pipeline in the future (see Note 8 of Notes to consolidated financial statements).

	June 30, 2005	Payments during the period	Amounts applied during the period	Change in estimate during the period	December 31, 2005
	(in thousands)
Other assets—prepaid transportation	$326	$411	$—	$—	$737
Accrued liability—T&D obligations	$(640)	$386	$—	$—	$(254)

Operating Leases.   Future minimum lease payments under our non-cancelable operating leases are as follows (in thousands):

Years ending June 30:	Office space	Vessel charters	Terminal and pipeline capacity	Property and equipment
2006 (Remainder of the year)	$856	$5,662	$1,162	$242
2007	1,490	4,223	2,477	411
2008	1,648	—	2,413	331
2009	1,630	—	807	202
2010	1,695	—	92	86
Thereafter	2,573	—	5	194
	$9,892	$9,885	$6,956	$1,466

Rental expense under operating leases is as follows (in thousands):

	Six months ended December 31,
	2005	2004
Office space	$695	$800
Vessel charters	7,305	5,760
Terminal and pipeline capacity	1,850	2,605
Property and equipment	359	238
	$10,209	$9,403

(17)                        EARNINGS PER SHARE

The following table reconciles the computation of basic and diluted weighted average shares
(in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Basic weighted average shares	48,334	39,739	47,638	39,616
Effect of dilutive securities:
Restricted common stock subject to continuing vesting requirements	—	697	—	749
Stock options	—	225	—	253
Series B redeemable convertible preferred stock	—	11,209	—	11,126
MSCG warrants	—	—	—	—
Diluted weighted average shares	48,334	51,870	47,638	51,744

We exclude potentially dilutive securities from our computation of diluted earnings per share when their effect would be anti-dilutive. The following securities were excluded from the dilutive earnings per share computation for the three and six months ended December 31, 2005, as their inclusion would have been anti-dilutive (in thousands):

December 31,
2005
Restricted common stock subject to continuing vesting requirements	1,186
Stock options	710
Series B redeemable convertible preferred stock	3,040
MSCG warrants	5,500

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

Our CEO assesses the “margins and inventory management” of our supply, distribution, and marketing segment using financial information that is prepared pursuant to the mark-to-market method of accounting. Our presentation of “margins and inventory procurement” for the supply, distribution and marketing segment differs from net operating margins for that segment as presented in our accompanying historical consolidated statements of operations due to the treatment of our inventories—discretionary volumes (which includes both volumes held for immediate sale or exchange and volumes held for base operating requirements). Inventories—discretionary volumes are reflected at fair value, which matches the treatment of our derivative contracts (e.g., volumes due to others under exchange agreements, forward purchase and sale agreements) and risk management contracts (principally NYMEX futures contracts). Because our inventories—discretionary volumes are composed of refined petroleum products, which are commodities with established trading markets and readily ascertainable market prices, we believe that the financial performance of our supply, distribution and marketing segment can be appropriately evaluated using the mark-to-market method. Our inventories—discretionary volumes are carried at the lower of cost or market in the accompanying historical consolidated balance sheets, while our derivative and risk management contracts are carried at fair value. As a result, if refined petroleum product prices are increasing during the end of a quarter, we may report in the accompanying historical statements of operations significant losses on derivative and risk management contracts and significant deferred gains on discretionary inventory volumes at the end of that quarter and report significant gains on our beginning inventories—discretionary volumes when they are sold in the following quarter. Therefore, the effects of changes in the fair value of our inventories—discretionary volumes are included in “margins and inventory management” attributable to our supply, distribution and marketing segment in the period in which the fair value actually changes.

The differences between “margins and inventory management” used by our CEO in reviewing the financial performance of our business segments and the net operating margins reported in our accompanying historical financial statements are presented as “Inventory adjustments” in the accompanying “Reconciliation to earnings before income taxes.”

The financial performance of our business segments is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Terminals, pipelines, and tugs and barges:
TransMontaigne Partners L.P. facilities	$7,168	$4,313	$13,732	$8,619
Brownsville facilities	1,425	1,204	2,823	2,054
Southeast facilities	4,324	5,798	7,616	10,809
River facilities	583	302	623	953
Other	1,394	451	629	1,698
Margins	14,894	12,068	25,423	24,133
Supply, distribution and marketing:
Light oils—marketing margins:
TransMontaigne Partners L.P. facilities	3,850	4,246	10,880	6,946
Southeast facilities	4,630	7,603	(12,084)	8,596
River facilities	1,670	759	2,694	1,518
Other	2,842	136	3,922	172
	12,992	12,744	5,412	17,232
Heavy oils—marketing margins	7,349	5,406	10,809	7,976
Supply chain management services margins	(191)	3,608	989	6,648
Margins	20,150	21,758	17,210	31,856
Inventory procurement and management:
Gains from risk management of light oil volumes to be liquidated upon commencement of MSCG product supply agreement	—	9,618	—	9,618
Increase (decrease) in value of light oil volumes nominated under the MSCG product supply agreement prior to receipt of the product at our terminals	(51,678)	—	27,406	—
Increase (decrease) in value of base operating inventory	(29,394)	(36,847)	17,030	3,109
Gains (losses) from risk management of base operating inventory and light oil volumes nominated under the MSCG product supply agreement	27,095	—	(1,660)	—
Storage fees for light oil tank capacity	(457)	(2,200)	(914)	(4,445)
Other financial and costing variances, net	(11,498)	12,232	(40,152)	10,028
Trading activities, net	—	1,031	—	28
Inventory management	(65,932)	(16,166)	1,710	18,338
Margins (deficiencies) and inventory management	$(30,888)	$17,660	$44,343	$74,327
Reconciliation to earnings (loss) before income taxes:
Margins (deficiencies) and inventory management	$(30,888)	$17,660	$44,343	$74,327
Inventory adjustments:
Gains recognized on beginning inventories—discretionary volumes	18,452	24,158	2,369	3,712
Gains deferred on ending inventories—discretionary volumes	(13,567)	(10,210)	(13,567)	(10,210)
Total net operating margins (deficiencies)	(26,003)	31,608	33,145	67,829
Other items:
Selling, general and administrative expenses	(13,354)	(11,802)	(24,908)	(22,235)
Depreciation and amortization	(6,849)	(5,727)	(13,430)	(11,534)
Gain (loss) on disposition of assets, net	67	—	1,185	(3,599)
Operating income (loss)	(46,139)	14,079	(4,008)	30,461
Other expense, net	(7,325)	(6,998)	(12,859)	(16,999)
Earnings (loss) before income taxes	$(53,464)	$7,081	$(16,867)	$13,462

Supplemental information regarding our revenues for our business segments is summarized below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Terminals, pipelines, and tugs and barges:
Revenues from external customers	$12,985	$11,115	$27,009	$22,296
Inter-segment revenues	19,852	16,407	35,052	31,698
Total revenues	$32,837	$27,522	$62,061	$53,994
Supply, distribution and marketing:
Revenues from external customers	$2,185,263	$1,811,534	$4,841,491	$3,840,785
Inter-segment revenues	—	—	—	—
Total revenues	$2,185,263	$1,811,534	$4,841,491	$3,840,785

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

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED DECEMBER 31, 2005

On July 20, 2005, TransMontaigne Partners announced that it declared a distribution of $0.15 per unit payable on August 9, 2005 to the unitholders of record on July 29, 2005.

On August 1, 2005, we announced the closing of the acquisition of Radcliff/Economy Marine Services, Inc. (“Radcliff”) for a purchase price of approximately $52.1 million, net of cash acquired of approximately $2.1 million. The purchase price is composed of approximately $41.8 million paid in cash plus the assumption of Radcliff’s existing outstanding debt of approximately $12.4 million. The acquisition includes three petroleum products terminals, two in Mobile, Alabama and one in Pensacola, Florida, with combined aggregate storage capacity of approximately 350,000 barrels. In addition, we acquired two tugboats, 6 barges, 12 tractors and associated trailers and approximately $22 million in net working capital.

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

Effective October 31, 2005, TransMontaigne Partners purchased a refined product terminal with approximately 150,000 barrels of aggregate storage capacity in Oklahoma City, Oklahoma from Magellan Pipeline Company, L.P. for approximately $1.9 million.

SUBSEQUENT EVENTS

On January 12, 2006, we announced the signing of a terminal exchange agreement with BP Plc.
The transaction closed on January 31, 2006. Under the terms of the agreement, BP will own and operate
6 terminals and we will own and operate 9 terminals, while the remaining 2 terminals will be supplied separately and operated by us for the benefit of both companies. BP will be obligated to throughput approximately 24,500 barrels per day through our owned facilities and we will be obligated to throughput approximately 18,000 barrels per day through BP’s owned facilities.

On January 19, 2006, TransMontaigne Partners announced that it declared a distribution of $0.40 per unit payable on February 8, 2006 to the unitholders of record on January 31, 2006.

RESULTS OF OPERATIONS—MARKET CONDITIONS

During September and through October 10, 2005, we witnessed substantial price disparities and market disruptions in the wholesale markets. The major refiners were pricing their branded products substantially below the price at which they were offering unbranded products in the wholesale market. The price of product in the wholesale market generally reflects the cost of product at the tailgate of the refinery adjusted for the cost of transportation to the wholesale market. In effect, the major refiners were subsidizing the price of product in the wholesale markets; major refiners were charging their branded customers wholesale market prices that were below the cost of product in the bulk markets. For example, the low branded and unbranded price of unleaded gasoline in the Charlotte, North Carolina wholesale market from August 1, 2005 through December 31, 2005 are as follows ($/gallon):

From August 29, 2005 through September 7, 2005, we sold product to our contract customers at our Southeast facilities based on the subsidized prices being offered by major refiners to their branded customers in the wholesale market, resulting in realized losses on our light oil marketing margins of approximately $12 million. We historically sell approximately 80,000 barrels per day of unbranded product at our Southeast facilities under contracts with OPIS indexes. On September 7, 2005, we informed our contract customers at our Southeast facilities that we were exercising our rights under our sales contracts to temporarily cease selling them product under the OPIS-based pricing provisions in their contracts with us. However, we offered to sell product to these customers under interim pricing provisions that would stay in effect until the pricing disparities in the wholesale market subsided. From September 8, 2005 to October 10, 2005, we averaged approximately 45,000 barrels per days under contracts with interim pricing provisions. The interim pricing provisions were intended to reflect the cost of product in the bulk markets and the cost of transportation from the bulk markets to the wholesale markets. To the extent that contract customers at our Southeast facilities submit to us notices of dispute claiming that we did not have the right to suspend the OPIS-pricing provisions in our sales contracts and such disputes are not resolved directly with our customers, we will resolve such disputes through mediation and arbitration provisions of the applicable contracts. We continue to believe that we were within our rights under the contracts to impose interim pricing provisions during the period of price disparities and market disruptions in the wholesale markets. We believe that the outcome of the disputes with our customers will not individually or in the aggregate have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. At December 31, 2005, we have not accrued any reserves for potential loss contingencies resulting from the disputes with our customers because such a loss, in our view, is not probable of occurrence.

Prices for refined petroleum products were higher during the three and six months ended December 31, 2005, as compared to the same period in 2004, resulting in higher per unit revenues from the sales of refined petroleum products. Prices for gasoline and heating oil for the three and six months ended December 31, 2005 and 2004 are as follows (in $/gallon):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Unleaded gasoline:
High	2.4255	1.4073	3.1165	1.4073
Low	1.3605	0.9325	1.3605	0.9325
Average	1.6066	1.2096	1.7776	1.2098
Heating oil:
High	2.5508	1.5610	2.5675	1.5610
Low	1.5555	1.0748	1.5295	1.0253
Average	1.8048	1.3219	1.8135	1.2362

Relative month-end commodity prices per gallon from June 30, 2004 to December 31, 2005 (near-month NYMEX close on the last day of the month) are as follows ($/gallon):

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

During the three months ended December 31, 2005, the NYMEX futures market anticipated rising gasoline and heating oil prices as the prices in the prompt month (i.e., the immediately succeeding month) were slightly higher than the prices in the current month. The combination of anticipated higher future prices (referred to as a “contango” market) and favorable refinery crack spreads encouraged refiners to maximize production and ship their gasoline and distillate production to the wholesale delivery markets. An increase in gasoline and distillate inventories in the wholesale delivery markets generally results in limited margin opportunities on wholesale deliveries.

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

The spread between the month-end basis differential (quoted near-month NYMEX futures price and the cash price in the United States Gulf Coast market) and the monthly average basis differential from June 30, 2004 to December 31, 2005 are as follows ($/gallon):

When we nominate refined petroleum products to be supplied by third parties at our terminals, we enter into futures contracts (i.e., short futures contracts) to sell a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately sell the underlying inventory to a customer, we unwind the related risk management contract. In order to effectively manage commodity price risk, we must predict when we will sell the underlying product. When we enter into a forward sale commitment to deliver product to a customer in the future at a fixed price, we enter into a futures contract (i.e., a long futures contract) to purchase a corresponding amount of product to protect against price fluctuations for the underlying commodity. When we ultimately deliver the underlying product to a customer, we unwind the related risk management contract. We believe that the uncertainties of crude oil supply caused in part by the Iraq war, the possibility of unplanned refinery outages and the increased participation of hedge funds in the futures markets periodically results in a lack of correlation between the cash market and the futures market (i.e., the physical cash markets are driven by supply and demand, whereas, the futures markets are driven by geopolitical events and expectations). When there is a lack of correlation between the cash market and the futures market, the cost of managing our commodity price risk may increase. Because of the overall high level of commodity prices combined with the possibility of an increase in the cost of managing the commodity price risk associated with our discretionary inventories, we distributed and transported fewer barrels of discretionary inventories through our terminal infrastructure during the year ended June 30, 2005 and the six months ended December 31, 2005, which resulted in lower inventory volumes available for rack spot sales.

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

Terminals, pipelines, tugs and barges—margins

Our margins for the terminal, pipelines, tugs and barges segment are identical to the net operating margins for such segment described under “Results of Operations—Historical Financial Statements.” Selected quarterly margins for the terminal, pipelines, tugs and barges segment for each of the three and six months ended December 31, 2005 and 2004 are summarized below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Terminals, pipelines, tugs and barges:
TransMontaigne Partners L.P. facilities:
Revenues	$11,102	$8,300	$21,502	$16,692
Direct operating costs and expenses	(3,934)	(3,987)	(7,770)	(8,073)
Net operating margins	7,168	4,313	13,732	8,619
Brownsville facilities:
Revenues	2,873	2,493	5,658	4,671
Direct operating costs and expenses	(1,448)	(1,289)	(2,835)	(2,617)
Net operating margins	1,425	1,204	2,823	2,054
Southeast facilities:
Revenues	8,693	9,684	17,282	19,015
Direct operating costs and expenses	(4,369)	(3,886)	(9,666)	(8,206)
Net operating margins	4,324	5,798	7,616	10,809
River facilities:
Revenues	2,386	2,240	4,400	4,474
Direct operating costs and expenses	(1,803)	(1,938)	(3,777)	(3,521)
Net operating margins	583	302	623	953
Other:
Revenues	7,783	4,805	13,219	9,142
Direct operating costs and expenses	(6,389)	(4,354)	(12,590)	(7,444)
Net operating margins	1,394	451	629	1,698
Margins	$14,894	$12,068	$25,423	$24,133

Supply, distribution and marketing—margins and inventory management

Our presentation of “margins and inventory management” for the supply, distribution and marketing segment differs from net operating margins for that segment as presented in our accompanying historical consolidated statements of operations due to the treatment of our inventories—discretionary volumes (which includes both volumes held for immediate sale or exchange and volumes held for base operating requirements). Inventories—discretionary volumes are reflected at fair value, which matches the treatment of our derivative contracts (e.g., volumes due to others under exchange agreements, forward purchase and sale agreements) and risk management contracts (principally NYMEX futures contracts). Because our inventories—discretionary volumes are composed of refined petroleum products, which are commodities with established trading markets and readily ascertainable market prices, we believe that the financial performance of our supply, distribution and marketing segment can be appropriately evaluated using the mark-to-market method. Our inventories—discretionary volumes are carried at the lower of cost or market in the accompanying historical consolidated balance sheets, while our derivative and risk management contracts are carried at fair value. As a result, if refined petroleum product prices are increasing during the end of a quarter, we may report in the accompanying historical statement of operations significant losses on derivative and risk management contracts and significant deferred gains on discretionary inventory volumes at the end of that quarter and report significant gains on our beginning inventories—discretionary volumes when they are sold in the following quarter. Therefore, the effects of changes in the fair value of our inventories—discretionary volumes are included in “margins and inventory management” attributable to our supply, distribution and marketing segment in the period in which the fair value actually changes.

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

Inventory procurement and management.   During the three months ended March 31, 2005, we commenced purchasing light oil product from MSCG for our Florida and Southeast marketing activities. Pursuant to the terms of the MSCG supply agreement, the unit cost of the products is determined prior to their actual delivery to our terminals. Consequently, during rising commodity prices, we will recognize gains between the date the product is priced and the date of its receipt because the MSCG supply agreement qualifies as a derivative contract (see Note 1(g) of Notes to consolidated financial statements). During declining commodity prices, we will recognize losses between the pricing date and the date of receipt. Because of the significant increase (decrease) in commodity prices experienced during the three and six months ended December 31, 2005, we recognized approximately $(51.7) million and $27.4 million, respectively, of gains (losses) on approximately 3.0 million barrels, which represents the average volume of barrels priced under the terms of the MSCG supply agreement but not yet delivered to our terminals. At December 31, 2005, we were managing the commodity price risk associated with approximately 3.0 million barrels of undelivered in-transit volumes supplied to our terminals under the MSCG supply agreement. During the three and six months ended December 31, 2005, we recognized gains (losses) of approximately $27.1 million and $(1.7) million, respectively, from these risk management activities.

We maintain approximately 2.0 million barrels of base operating inventory in terminal facilities as safety stock to ensure an adequate supply of inventory to meet our delivery obligations to our customers. During periods of rising commodity prices, we will recognize increases in the value of these volumes, whereas during periods of declining commodity prices, we will recognize decreases in the value of these volumes. During the three months ended December 31, 2005 and 2004, the value of our base operating inventory decreased by approximately $(29.4) million and $(36.8) million, respectively, due to declining commodity prices. During the six months ended December 31, 2005 and 2004, the value of our base operating inventory increased by approximately $17.0 million and $3.1 million, respectively, due to rising commodity prices. At December 31, 2005, the commodity price risk associated with the approximately 2.0 million barrels of base operating inventory volumes was not managed.

Storage fees for light oil tank capacity decreased during the three and six months ended December 31, 2005 as compared to 2004, due principally to the commencement of our terminaling services agreements with MSCG for tank capacity at our Southeast facilities that historically had been leased to our supply, distribution and marketing operations.

Other financial and costing variances, net include the financial variances (favorable and unfavorable) associated with the purchase price of our inventory volumes held for immediate sale or exchange, the correlation between the physical market and the futures market, the variance between our actual transportation and throughput charges and our standard costs, and the net margins generated from bulk transactions. During periods of strong correlation between the physical and futures markets, we will recognize nominal variances. During periods of expanding spreads between the cash price in the physical market and the quoted price in the futures markets for the prompt month, we will recognize gains (losses) if we are net short (long) in the physical market. During periods of contracting spreads between the cash price in the physical market and the quoted price in the futures markets for the prompt month, we will recognize gains (losses) if we are net long (short) in the physical market. Other financial and costing variances, net were unfavorably impacted by changes in the injection date of products into the Colonial pipeline caused by Hurricanes Katrina and Rita. The cost of product purchased under the MSCG product supply agreement is based on the actual injection date of products into the Colonial pipeline. We enter into risk management contracts to manage the commodity price risk associated with product purchased under the MSCG product supply agreement based on the expected injection date of products into the Colonial pipeline. When the cost of product purchased under the MSCG product supply agreement is determined by reference to a period of time other than the period of time in which we entered into the associated risk management contracts, we will recognize unfavorable variances during rising prices. We also recognize financial and costing variances based on the relationship of the spread between the futures price and the physical wholesale market price at the date product is priced under the MSCG product supply agreement (referred to as “basis bought”) and the spread between the futures price and the physical wholesale market price at the date the product was lifted by the customer (referred to as “basis sold”). During the three and six months ended December 31, 2005, the basis bought was in excess of the basis sold resulting in unfavorable variances.

For the three months ended December 31, 2005 and 2004, the margins (deficiencies) and inventory management attributable to our supply, distribution and marketing segment were $(45.8) million and $5.6 million, respectively. For the six months ended December 31, 2005 and 2004, the margins and inventory management attributable to our supply, distribution and marketing segment were $18.9 million and $50.2 million, respectively.

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
	(in thousands)
Supply, distribution and marketing:
Light oils—marketing margins:
TransMontaigne Partners L.P. facilities	$3,850	$4,246	$10,880	$6,946
Brownsville facilities	—	—	—	—
Southeast facilities	4,630	7,603	(12,084)	8,596
River facilities	1,670	759	2,694	1,518
Other	2,842	136	3,922	172
	12,992	12,744	5,412	17,232
Heavy oils—marketing margins	7,349	5,406	10,809	7,976
Supply chain management services margins	(191)	3,608	989	6,648
Margins	20,150	21,758	17,210	31,856
Inventory procurement and management:
Gains from risk management of light oil volumes to be liquidated upon commencement of MSCG product supply agreement	—	9,618	—	9,618
Increase (decrease) in value of light oil volumes nominated under the MSCG product supply agreement prior to receipt of the product at our terminals	(51,678)	—	27,406	—
Increase (decrease) in value of base operating inventory	(29,394)	(36,847)	17,030	3,109
Gains (losses) from risk management of base operating inventory and light oil volumes nominated under the MSCG product supply agreement	27,095	—	(1,660)	—
Storage fees for light oil tank capacity	(457)	(2,200)	(914)	(4,445)
Other financial and costing variances, net	(11,498)	12,232	(40,152)	10,028
Trading activities, net	—	1,031	—	28
Inventory management	(65,932)	(16,166)	1,710	18,338
Margins (deficiencies) and inventory management	$(45,782)	$5,592	$18,920	$50,194

Our light oil marketing margins in points ($0.0001) per gallon for the three and six months ended December 31, 2005 and 2004 are as follows:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Light oils—marketing margins:
TransMontaigne Partners’ facilities	122	184	179	147
Southeast facilities	95	150	(119)	84
River facilities	561	200	381	200
Other	309	16	209	9
All facilities—weighted average	118	148	18	97

Our light oil marketing volumes in average barrels per day for the three and six months ended December 31, 2005 and 2004 are as follows:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Light oils—marketing volumes:
TransMontaigne Partners’ facilities	81,672	59,565	78,817	61,411
Southeast facilities	126,015	131,418	131,801	137,173
River facilities	7,697	9,800	9,145	9,800
Other	23,801	21,875	24,244	29,990

The differences between “margins and inventory management” used by our CEO in reviewing the financial performance of our business segments and the net operating margins reported in our accompanying historical financial statements for the three and six months ended December 31, 2005 and 2004, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Reconciliation to net operating margins (deficiencies):
Margins (deficiencies) and inventory management	$(45,782)	$5,592	$18,920	$50,194
Gains recognized on beginning inventories—discretionary volumes	18,452	24,158	2,369	3,712
Gains deferred on ending inventories—discretionary volumes	(13,567)	(10,210)	(13,567)	(10,210)
Net operating margins (deficiencies)—historical financial statements	$(40,897)	$19,540	$7,722	$43,696

RESULTS OF OPERATIONS—HISTORICAL FINANCIAL STATEMENTS

The following selected historical financial statement measures are derived from our unaudited interim financial statements for the three and six months ended December 31, 2005 and 2004 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net operating margins (deficiencies) (1):
Supply, distribution, and marketing	$(40,897)	$19,540	$7,722	$43,696
Terminals, pipelines, tugs and barges	14,894	12,068	25,423	24,133
Operating income (loss)	(46,139)	14,079	(4,008)	30,461
Earnings (loss) before income taxes	(53,464)	7,081	(16,867)	13,462
Net earnings (loss)	(35,195)	4,249	(14,312)	8,077
Net cash provided by (used in) operating activities	20,854	(113,082)	(15,681)	(116,506)
Net cash provided by (used in) investing activities	7,540	(171)	(52,625)	(12,561)
Net cash provided by (used in) financing activities	(20,463)	107,535	51,684	130,293

(1)          Net operating margins represents revenues, less cost of product sold and other direct operating costs and expenses.

THREE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

We reported net earnings (loss) of $(35.2) million for the three months ended December 31, 2005, compared to net earnings of $4.2 million for the three months ended December 31, 2004. After earnings allocable to preferred stock, the net earnings (loss) attributable to common stockholders was $(35.4) million for the three months ended December 31, 2005, compared to net earnings of $3.3 million for the three months ended December 31, 2004. Basic earnings (loss) per common share for the three months ended December 31, 2005 and 2004, was $(0.73) and $0.08, respectively, based on 48.3 million and 39.7 million weighted average common shares outstanding, respectively. Diluted earnings (loss) per common share for the three months ended December 31, 2005 and 2004, was $(0.73) and $0.08, respectively, based upon 48.3 million and 51.9 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

In our terminals, pipelines, and tugs and barges operations, we provide distribution related services to wholesalers, distributors, marketers, retail gasoline station operators, cruise-ship operators and industrial and commercial end-users of refined petroleum products and other commercial liquids. The net operating margins from our terminals, pipelines, and tugs and barges operations for the three months ended December 31, 2005 were $14.9 million, compared to $12.1 million for the three months ended December 31, 2004. On August 1, 2005, we acquired Radcliff, which includes three petroleum products terminals, two tugboats, 6 barges, and 12 tractors and associated trailers. The results of operations of Radcliff are included from the closing date of the transaction (August 1, 2005). For the three months ended December 31, 2005, Radcliff generated approximately $3.0 million in revenues and approximately $2.1 million in direct operating costs and expenses. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended December 31,
	2005	2004
Throughput and additive injection fees, net	$14,161	$9,925
Storage fees	6,856	9,088
Pipeline transportation fees	1,093	1,087
Tugs and barges	4,960	3,499
Management fees and cost reimbursements	1,245	1,313
Other	4,522	2,610
Revenues	32,837	27,522
Less direct operating costs and expenses	(17,943)	(15,454)
Net operating margins	$14,894	$12,068

Throughput and additive injection fees, net.   We own and operate a terminal infrastructure that handles products with transportation connections via pipelines, barges, rail cars and trucks. We earn throughput fees for each barrel of product that is distributed at our terminals through our supply and marketing efforts, through exchange agreements, or for third parties. Terminal throughput fees are based on the volume of products distributed at the facility’s truck loading racks, generally at a standard rate per barrel of product. We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the three months ended December 31, 2005 and 2004, we averaged approximately 49,000 and 50,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput and additive injection fees, net were approximately $14.2 million and $9.9 million for the three months ended December 31, 2005 and 2004, respectively. The increase of approximately $4.3 million in terminal throughput and additive injection fees, net is due principally to approximately $3.0 million of throughput fees charged on marketing volumes at the TransMontaigne Partners’ facilities, approximately $0.9 million of throughput fees resulting from the acquisition of Radcliff, an increase of approximately $0.5 million at our Brownsville facilities and an increase of approximately $0.2 million at our River facilities offset by a decrease of approximately $0.3 million at our Southeast facilities. For the three months ended December 31, 2005 and 2004, we averaged approximately 370,000 barrels and 308,000 barrels per day, respectively, of throughput volumes at our terminals, including volumes under exchange agreements.

Included in the terminal throughput and additive injection fees, net for the three months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $11.8 million and $8.4 million, respectively.

Storage fees.   We lease storage capacity at our terminals to third parties and, prior to May 27, 2005, our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $6.9 million and $9.1 million for the three months ended December 31, 2005 and 2004, respectively. The decrease of $2.2 million in storage fees was due principally to a decrease in storage fees of approximately $1.5 million resulting from the conversion of the fees charged on heavy oil marketing volumes from a storage agreement to a throughput agreement and a decrease of approximately $0.6 million in storage fees charged at our Southeast facilities resulting from the commencement of terminaling services agreements with MSCG.

Included in the terminal storage fees for the three months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $nil and $3.5 million, respectively.

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

For the three months ended December 31, 2005 and 2004, we earned pipeline transportation fees of approximately $1.1 million and $1.1 million, respectively.

Included in the pipeline transportation fees for the three months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $1.1 million and $1.1 million, respectively.

Tugs and barges.   We currently own and operate 14 tugboats and 19 barges that deliver product to cruise ships and other marine vessels for refueling and to transport third-party product from our storage tanks to our customers’ facilities. Our tugboats earn fees for providing docking and other ship-assist services to cruise and cargo ships and other marine vessels. Bunkering fees are based on the volume and type of product sold, transportation fees are based on the volume of product that is shipped and the distance to the delivery point, and docking and other ship-assist services are based on a per docking per tugboat basis.

For the three months ended December 31, 2005 and 2004, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $5.0 million and $3.5 million, respectively. The increase of $1.5 million in tug and barge fees is due principally to approximately $1.2 million of fees resulting from the acquisition of Radcliff.

Included in the tugs and barges fees for the three months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $3.4 million and $1.8 million, respectively.

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

For the three months ended December 31, 2005 and 2004, we earned management fees and cost reimbursements from our terminal and pipeline operations of approximately $1.2 million and $1.3 million, respectively.

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

For the three months ended December 31, 2005 and 2004, other revenues from our terminals, pipelines, and tugs and barges operations were approximately $4.5 million and $2.6 million, respectively. The increase of $1.9 million in other revenues is due principally to approximately $1.5 million in product gains and approximately $0.9 million from the acquisition of Radcliff offset by a decrease in ancillary services of approximately $0.5 million.

Included in other revenues for the three months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $3.6 million and $1.6 million, respectively.

Direct operating costs and expenses.   The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the three months ended December 31, 2005 and 2004, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $17.9 million and $15.5 million, respectively. For the three months ended December 31, 2005, Radcliff generated approximately $2.1 million in direct operating costs and expenses. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Three months ended December 31,
	2005	2004
Wages and employee benefits	$6,942	$6,613
Utilities and communication charges	1,223	964
Repairs and maintenance	4,630	3,945
Property and casualty insurance costs	928	855
Office, rentals and property taxes	1,674	1,460
Vehicles and fuel costs	1,351	668
Environmental compliance costs	1,004	853
Other	206	307
Less—property and environmental insurance recoveries	(15)	(211)
Direct operating costs and expenses	$17,943	$15,454

Supply, distribution and marketing

The net operating margins (deficiencies) from our supply, distribution and marketing operations for the three months ended December 31, 2005, were $(40.9) million, compared to $19.5 million for the three months ended December 31, 2004. For the three months ended December 31, 2005, Radcliff generated approximately $43.4 million in revenues and approximately $2.1 million in net operating margins. The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Three months ended December 31,
	2005	2004
Rack spot sales	$246,419	$162,779
Contract sales	1,423,079	1,026,841
Bulk sales	298,601	475,463
Supply chain management services	217,164	146,451
Total revenues	2,185,263	1,811,534
Cost of product sold	(2,334,940)	(1,854,355)
Net (deficiencies) before other direct costs and expenses	(149,677)	(42,821)
Other direct costs and expenses:
Net gains on risk management activities	32,539	27,668
Change in unrealized losses on derivative contracts	76,241	34,693
Net operating margins (deficiencies)	$(40,897)	$19,540

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

Rack spot sales were approximately $246.4 million and $162.8 million for the three months ended December 31, 2005 and 2004, respectively. The increase of approximately $83.6 million is due principally to higher commodity prices during 2005 and a slight increase in volumes made available to our rack spot customers. For the three months ended December 31, 2005 and 2004, we averaged approximately 35,000 and 32,000 barrels per day, respectively, of delivered volumes under rack spot sales.

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

Contract sales were approximately $1,423.1 million and $1,026.8 million for the three months ended December 31, 2005 and 2004, respectively. The increase of approximately $396.3 million is due principally to higher commodity prices and a slight increase in volumes delivered to our contract customers. For the three months ended December 31, 2005 and 2004, we averaged approximately 223,000 and 215,000 barrels per day, respectively, of delivered volumes under contract sales.

Bulk sales.   Bulk sales are sales of large quantities of product to wholesalers, distributors, and marketers in major cash markets typically prior to the product being injected into the common carrier pipeline. We also make bulk sales of products prior to their scheduled delivery to us while the product is being transported in the common carrier pipelines or by barge or vessel.

Bulk sales were approximately $298.6 million and $475.5 million for the three months ended December 31, 2005 and 2004, respectively. The decrease of approximately $176.9 million is due principally to a decrease in volumes transferred to our bulk customers offset by higher commodity prices during 2005. We have decreased the volumes transferred to our bulk customers due principally to a reduction in the number of barrels we maintain in the bulk markets as a result of a change in business strategy caused in part by higher commodity prices and the cost of executing our risk management strategies. For the three months ended December 31, 2005 and 2004, we averaged approximately 42,000 and 91,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Sales pursuant to supply chain management services contracts were approximately $217.2 million and $146.5 million for the three months ended December 31, 2005 and 2004, respectively. The increase of approximately $70.7 million is due principally to higher commodity prices. For the three months ended December 31, 2005 and 2004, we averaged approximately 30,000 barrels and 30,000 barrels per day, respectively, of delivered volumes under supply chain management services contracts.

Cost of product sold.   The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $2,334.9 million and $1,854.4 million for the three months ended December 31, 2005 and 2004, respectively. Cost of product sold is as follows (in thousands):

	Three months ended December 31,
	2005	2004
Inventory product costs	$2,296,806	$1,814,220
Transportation and related charges	24,907	25,245
Throughput, storage and related charges	12,066	14,113
Other	1,161	777
Cost of product sold	$2,334,940	$1,854,355

Net gains (losses) on risk management activities.   Our risk management strategy generally is intended to maintain a balanced position of forward sale commitments against our discretionary inventories held for immediate sale or exchange, inventory volumes due to others under exchange agreements, open positions in derivative contracts, and open positions in risk management contracts, thereby reducing exposure to commodity price fluctuations. We evaluate our exposure to commodity price risk from an overall portfolio basis and offset that position with risk management contracts, principally NYMEX futures contracts.

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

Net gains (losses) on risk management activities were approximately $32.5 million and $27.7 million for the three months ended December 31, 2005 and 2004, respectively.

Costs and expenses

Selling, general and administrative expenses for the three months ended December 31, 2005, were $13.4 million, compared to $11.8 million for the three months ended December 31, 2004. For the three months ended December 31, 2005, Radcliff incurred approximately $0.6 million in selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Three months ended December 31,
	2005	2004
Wages and employee benefits	$9,055	$9,566
Office costs, utilities and communication charges	1,276	1,010
Accounting and legal expenses	1,722	591
Property and casualty insurance	222	227
Other	1,079	408
Selling, general and administrative expenses	$13,354	$11,802

Depreciation and amortization for the three months ended December 31, 2005 and 2004, was $6.8 million and $5.7 million, respectively. The increase of $1.1 million in depreciation and amortization for the three months ended December 31, 2005 as compared to December 31, 2004 is due principally to the depreciation on current year additions and the amortization of the product supply agreement.

Gain (loss) on disposition of assets, net for the three months ended December 31, 2005 and 2004 was approximately $67,000 and $nil, respectively. Effective December 31, 2005, we sold our Wisconsin terminal for net proceeds of approximately $0.5 million and recognized a gain on disposition of approximately $67,000.

Other income and expenses

Interest income for the three months ended December 31, 2005, was $131,000, as compared to $62,000 for the three months ended December 31, 2004. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings, if any, under our senior secured working capital credit facility and commodity margin loan and, then invested in short-term investments.

Interest expense for the three months ended December 31, 2005, was $6.9 million, compared to $6.6 million during the three months ended December 31, 2004. Interest expense is as follows (in thousands):

	Three months ended December 31,
	2005	2004
TransMontaigne Partners’ credit facility	$504	$—
Senior secured working capital credit facility	1,382	1,610
Senior subordinated notes	4,562	4,562
Letters of credit	425	425
Commodity margin loan	58	21
Interest expense	$6,931	$6,618

Other financing costs, net for the three months ended December 31, 2005, were $0.5 million, compared to $0.4 million for the three months ended December 31, 2004.

Income taxes

Income tax benefit (expense) was $20.3 million and $(2.8) million for the three months ended December 31, 2005 and 2004, respectively, which represents an effective combined federal and state income tax rate of 38% and 40%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series B redeemable convertible preferred stock were $0.2 million and $0.7 million for the three months ended December 31, 2005 and 2004, respectively. At its issuance (June 28, 2002), the fair value of the Series B redeemable convertible preferred stock exceeded its liquidation value. The initial carrying amount of the Series B redeemable convertible preferred stock will be decreased ratably over its 5-year term until it equals its liquidation value with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For the three months ended December 31, 2005 and 2004, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B redeemable convertible preferred stock of $0.3 million and $1.1 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B redeemable convertible preferred stock of $0.1 million and $0.4 million, respectively.

SIX MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2004

We reported net earnings (loss) of $(14.3) million for the six months ended December 31, 2005, compared to net earnings of $8.1 million for the six months ended December 31, 2004. After earnings allocable to preferred stock, the net earnings (loss) attributable to common stockholders was $(14.8) million for the six months ended December 31, 2005, compared to net earnings of $6.3 million for the six months ended December 31, 2004. Basic earnings (loss) per common share for the six months ended December 31, 2005 and 2004, was $(0.31) and $0.16, respectively, based on 47.6 million and 39.6 million weighted average common shares outstanding, respectively. Diluted earnings (loss) per common share for the six months ended December 31, 2005 and 2004, was $(0.31) and $0.16, respectively, based upon 47.6 million and 51.7 million weighted average diluted shares outstanding, respectively.

Terminals, pipelines, and tugs and barges

The net operating margins from our terminals, pipelines, and tugs and barges operations for the six months ended December 31, 2005 were $25.4 million, compared to $24.1 million for the six months ended December 31, 2004. On August 1, 2005, we acquired Radcliff, which includes six petroleum products terminals, two tugboats, 6 barges, and 12 tractors and associated trailers. The results of operations of Radcliff are included from the closing date of the transaction (August 1, 2005). For the six months ended December 31, 2005, Radcliff generated approximately $4.0 million in revenues and approximately $2.8 million in direct operating costs and expenses. The net operating margins from our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Six months ended December 31,
	2005	2004
Throughput and additive injection fees, net	$27,742	$20,236
Storage fees	13,696	18,132
Pipeline transportation fees	1,882	1,805
Tugs and barges	8,595	6,799
Management fees and cost reimbursements	2,575	2,525
Other	7,571	4,497
Revenues	62,061	53,994
Less direct operating costs and expenses	(36,638)	(29,861)
Net operating margins	$25,423	$24,133

Throughput and additive injection fees, net.   We earn throughput fees for each barrel of product that is distributed at our terminals through our supply and marketing efforts, through exchange agreements, or for third parties. Terminal throughput fees are based on the volume of products distributed at the facility’s truck loading racks, generally at a standard rate per barrel of product. We provide injection services in connection with the delivery of product at our terminals. These fees generally are based on the volume of product injected and delivered over the rack at our terminals.

Exchange agreements provide for the exchange of product at one delivery location for product at a different location. We generally receive a terminal throughput fee based on the volume of the product exchanged, in addition to the cost of transportation from the receipt location to the exchange delivery location. For the six months ended December 31, 2005 and 2004, we averaged approximately 51,000 and 48,000 barrels per day, respectively, of delivered volumes under exchange agreements.

Terminal throughput and additive injection fees, net were approximately $27.7 million and $20.2 million for the six months ended December 31, 2005 and 2004, respectively. The increase of approximately $7.5 million in terminal throughput and additive injection fees, net is due principally to approximately $5.3 million of throughput fees charged on marketing volumes at the TransMontaigne Partners’ facilities, approximately $1.9 million of throughput fees resulting from the acquisition of Radcliff and an increase of approximately $1.0 million at our Brownsville facilities offset by a decrease of approximately $0.4 million at our Southeast facilities. For the six months ended December 31, 2005 and 2004, we averaged approximately 369,000 barrels and 321,000 barrels per day, respectively, of throughput volumes at our terminals, including volumes under exchange agreements.

Included in the terminal throughput and additive injection fees, net for the six months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $22.5 million and $17.2 million, respectively.

Storage fees.   We lease storage capacity at our terminals to third parties and, prior to May 27, 2005, our supply, distribution and marketing segment. Terminal storage fees generally are based on a per barrel of leased capacity per month rate and will vary with the duration of the storage agreement and the type of product stored.

Terminal storage fees were approximately $13.7 million and $18.1 million for the six months ended December 31, 2005 and 2004, respectively. The decrease of $4.4 million in storage fees was due principally to a decrease in storage fees of approximately $3.2 million resulting from the conversion of the fees charged on heavy oil marketing volumes from a storage agreement to a throughput agreement and a decrease of approximately $1.4 million in storage fees charged at our Southeast facilities resulting from the commencement of terminaling services agreements with MSCG.

Included in the terminal storage fees for the six months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $nil and $7.0 million, respectively.

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

For the six months ended December 31, 2005 and 2004, we earned pipeline transportation fees of approximately $1.9 million and $1.8 million, respectively.

Included in the pipeline transportation fees for the six months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $1.9 million and $1.8 million, respectively.

Tugs and barges.   We currently own and operate 14 tugboats and 19 barges that deliver product to cruise ships and other marine vessels for refueling and to transport third-party product from our storage tanks to our customers’ facilities. Our tugboats earn fees for providing docking and other ship-assist services to cruise and cargo ships and other marine vessels. Bunkering fees are based on the volume and type of product sold, transportation fees are based on the volume of product that is shipped and the distance to the delivery point, and docking and other ship-assist services are based on a per docking per tugboat basis.

For the six months ended December 31, 2005 and 2004, we earned bunkering fees, transportation fees, and other ship-assist services fees of approximately $8.6 million and $6.8 million, respectively. The increase of $1.8 million in tug and barge fees is due principally to approximately $1.2 million of fees resulting from the acquisition of Radcliff.

Included in the tugs and barges fees for the six months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $5.2 million and $3.2 million, respectively.

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

For the six months ended December 31, 2005 and 2004, we earned management fees and cost reimbursements from our terminal and pipeline operations of approximately $2.6 million and $2.5 million, respectively.

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

For the six months ended December 31, 2005 and 2004, other revenues from our terminals, pipelines, and tugs and barges operations were approximately $7.6 million and $4.5 million, respectively. The increase of $3.1 million in other revenues is due principally to approximately $2.6 million in product gains and approximately $0.9 million from the acquisition of Radcliff offset by a decrease in ancillary services of approximately $0.6 million.

Included in other revenues for the six months ended December 31, 2005 and 2004, are fees charged to TransMontaigne’s supply, distribution and marketing segment of approximately $5.4 million and $2.5 million, respectively.

Direct operating costs and expenses.   The direct operating costs and expenses of the terminals, pipelines, and tugs and barges operations include the directly related wages and employee benefits, utilities, communications, maintenance and repairs, property taxes, rent, vehicle expenses, environmental compliance costs, materials and supplies. For the six months ended December 31, 2005 and 2004, the direct operating costs and expenses of the terminals, pipelines, and tugs and barges were approximately $36.6 million and $29.9 million, respectively. For the six months ended December 31, 2005, Radcliff generated approximately $2.8 million in direct operating costs and expenses. The direct operating costs and expenses of our terminals, pipelines, and tugs and barges operations are as follows (in thousands):

	Six months ended December 31,
	2005	2004
Wages and employee benefits	$14,216	$12,884
Utilities and communication charges	2,463	1,968
Repairs and maintenance	9,674	8,260
Property and casualty insurance costs	1,933	1,630
Office, rentals and property taxes	3,196	2,863
Vehicles and fuel costs	2,427	1,321
Environmental compliance costs	2,266	1,834
Other	613	545
Less—property and environmental insurance recoveries	(150)	(1,444)
Direct operating costs and expenses	$36,638	$29,861

Supply, distribution and marketing

The net operating margins from our supply, distribution and marketing operations for the six months ended December 31, 2005, were $7.7 million, compared to $43.7 million for the six months ended December 31, 2004. For the six months ended December 31, 2005, Radcliff generated approximately $76.0 million in revenues and approximately $4.3 million in net operating margins. The net operating margins from our supply, distribution and marketing operations are as follows (in thousands):

	Six months ended December 31,
	2005	2004
Rack spot sales	$590,787	$398,204
Contract sales	2,870,734	2,021,419
Bulk sales	947,278	1,138,536
Supply chain management services	432,692	282,626
Total revenues	4,841,491	3,840,785
Cost of product sold	(4,874,501)	(3,832,424)
Net margins (deficiencies) before other direct costs and expenses	(33,010)	8,361
Other direct costs and expenses:
Net gains (losses) on risk management activities	(9,895)	17,263
Change in unrealized losses on derivative contracts	50,627	18,072
Net operating margins	$7,722	$43,696

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

Rack spot sales were approximately $590.8 million and $398.2 million for the six months ended December 31, 2005 and 2004, respectively. The increase of approximately $192.6 million is due principally to higher commodity prices during 2005. For the six months ended December 31, 2005 and 2004, we averaged approximately 41,000 and 41,000 barrels per day, respectively, of delivered volumes under rack spot sales.

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

Contract sales were approximately $2,870.7 million and $2,021.4 million for the six months ended December 31, 2005 and 2004, respectively. The increase of approximately $849.3 million is due principally to higher commodity prices and a slight increase in volumes delivered to our contract customers. For the six months ended December 31, 2005 and 2004, we averaged approximately 218,000 and 215,000 barrels per day, respectively, of delivered volumes under contract sales.

Bulk sales.   Bulk sales are sales of large quantities of product to wholesalers, distributors, and marketers in major cash markets typically prior to the product being injected into the common carrier pipeline. We also make bulk sales of products prior to their scheduled delivery to us while the product is being transported in the common carrier pipelines or by barge or vessel.

Bulk sales were approximately $947.3 million and $1,138.5 million for the six months ended December 31, 2005 and 2004, respectively. The decrease of approximately $191.2 million is due principally to a decrease in volumes transferred to our bulk customers offset by higher commodity prices during 2005. We have decreased the volumes transferred to our bulk customers due principally to a reduction in the number of barrels we maintain in the bulk markets as a result of a change in business strategy caused in part by higher commodity prices and the cost of executing our risk management strategies. For the six months ended December 31, 2005 and 2004, we averaged approximately 66,000 and 117,000 barrels per day, respectively, of delivered volumes under bulk sales.

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

Sales pursuant to supply chain management services contracts were approximately $432.7 million and $282.6 million for the six months ended December 31, 2005 and 2004, respectively. The increase of approximately $150.1 million is due principally to higher commodity prices during 2005. For the six months ended December 31, 2005 and 2004, we averaged approximately 31,000 barrels and 31,000 barrels per day, respectively, of delivered volumes under supply chain management services contracts.

Cost of product sold.   The cost of product sold includes the cost of the product inventory sold on a first-in, first-out basis, pipeline transportation and other freight costs, terminal throughput, additive and storage costs, and commissions. Cost of product sold is approximately $4,874.5 million and $3,832.4 million for the six months ended December 31, 2005 and 2004, respectively. Cost of product sold is as follows
(in thousands):

	Six months ended December 31,
	2005	2004
Inventory product costs	$4,798,712	$3,748,443
Transportation and related charges	49,369	53,299
Throughput, storage and related charges	24,444	29,793
Other	1,976	889
Cost of product sold	$4,874,501	$3,832,424

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

Net gains (losses) on risk management activities were approximately $(9.9) million and $17.3 million for the six months ended December 31, 2005 and 2004, respectively.

Costs and expenses

Selling, general and administrative expenses for the six months ended December 31, 2005, were $24.9 million, compared to $22.2 million for the six months ended December 31, 2004. For the six months ended December 31, 2005, Radcliff incurred approximately $1.1 million in selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Six months ended December 31,
	2005	2004
Wages and employee benefits	$17,458	$17,872
Office costs, utilities and communication charges	2,430	2,083
Accounting and legal expenses	3,067	987
Property and casualty insurance	424	439
Other	1,529	854
Selling, general and administrative expenses	$24,908	$22,235

Depreciation and amortization for the six months ended December 31, 2005 and 2004, was $13.4 million and $11.5 million, respectively. The increase of $1.9 million in depreciation and amortization for the six months ended December 31, 2005 as compared to December 31, 2004 is due principally to the depreciation on current year additions and the amortization of the product supply agreement.

Gain (loss) on disposition of assets, net for the six months ended December 31, 2005 and 2004 was approximately $1.2 million and $(3.6) million, respectively. During the six months ended December 31, 2005, we agreed upon the final insurance recovery of approximately $1.1 million on the involuntary conversion of our historical Pensacola terminal facilities. During the six months ended December 31, 2004, we suffered an involuntary conversion of our historical Pensacola terminal facilities due to the damage caused by Hurricane Ivan.

Other income and expenses

Dividend income for the six months ended December 31, 2005, was $0.6 million, as compared to $0.4 million for the six months ended December 31, 2004. During the six months ended December 31, 2005, we received approximately $0.2 million in dividends from our commodity trading membership. During the six months ended December 31, 2005 and 2004, we received approximately $0.4 million and $0.4 million, respectively, in dividends from Lion Oil Company.

Interest income for the six months ended December 31, 2005, was $0.5 million, as compared to $0.1 million for the six months ended December 31, 2004. Pursuant to our cash management practices, excess cash balances are used to pay down our outstanding borrowings, if any, under our senior secured working capital credit facility and commodity margin loan and, then invested in short-term investments.

Interest expense for the six months ended December 31, 2005, was $12.8 million, compared to $12.9 million during the six months ended December 31, 2004. Interest expense is as follows (in thousands):

	Six months ended December 31,
	2005	2004
TransMontaigne Partners’ credit facility	$968	$—
Senior secured working capital credit facility	1,865	1,799
Senior subordinated notes	9,124	9,124
Former credit facility	—	1,331
Letters of credit	803	627
Commodity margin loan	89	60
Interest expense	$12,849	$12,941

Other financing costs, net for the six months ended December 31, 2005, were $1.1 million, compared to $4.5 million for the six months ended December 31, 2004. During the six months ended December 31, 2004, we wrote off the debt issuance costs of approximately $3.4 million associated with our former credit facility. On September 13, 2004, we repaid our former credit facility with proceeds from our senior secured working capital credit facility.

Income taxes

Income tax benefit (expense) was $6.4 million and $(5.4) million for the six months ended December 31, 2005 and 2004, respectively, which represents an effective combined federal and state income tax rate of 38% and 40%, respectively.

Preferred stock dividends

Preferred stock dividends on our Series B redeemable convertible preferred stock were $0.5 million and $1.4 million for the six months ended December 31, 2005 and 2004, respectively. At its issuance (June 28, 2002), the fair value of the Series B redeemable convertible preferred stock exceeded its liquidation value. The initial carrying amount of the Series B redeemable convertible preferred stock will be decreased ratably over its 5-year term until it equals its liquidation value with an equal reduction in the amount of preferred stock dividends recorded for financial reporting purposes. For the six months ended December 31, 2005 and 2004, the amount of the dividend recognized for financial reporting purposes is composed of the amount of the dividend payable to the holders of the Series B redeemable convertible preferred stock of $0.8 million and $2.2 million, respectively, offset by the amortization of the premium on the carrying amount of the Series B redeemable convertible preferred stock of $0.3 million and $0.8 million, respectively.

LIQUIDITY, CAPITAL RESOURCES, AND COMMODITY PRICE RISK

At December 31, 2005, our current assets exceeded our current liabilities by $274.7 million, as compared to $319.6 million at June 30, 2005.

Our inventories—discretionary volumes are presented in the accompanying consolidated balance sheet as current assets and are carried at the lower of cost or market. Inventories—discretionary volumes are as follows (in thousands):

	December 31, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Volumes held for immediate sale or exchange	$93,060	1,507	$153,123	2,415
Volumes held for base operations	129,671	2,011	121,651	2,011
Inventories—discretionary volumes	$222,731	3,518	$274,774	4,426

Our volumes held for immediate sale or exchange generally are subject to price risk management. Our base operating inventory volumes generally are not subject to price risk management. Based on the current level of our operations, we have established our base operating inventory volumes, exclusive of product linefill and tank bottom volumes, at approximately 2.0 million barrels. Changes in our operation, such as the acquisition of additional terminals, increases in our contract sales volumes or entering into product supply agreements, may result in changes in the volume of our base operating inventory volumes. Inventories—discretionary volumes are composed of the following (in thousands):

	December 31, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Gasolines	$72,257	1,060	$136,247	2,123
Distillates	100,858	1,345	113,670	1,657
No. 6 oil and other	49,616	1,113	24,857	646
Inventories—discretionary volumes	$222,731	3,518	$274,774	4,426

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

	December 31, 2005		June 30, 2005
	Amount	Bbls	Amount	Bbls
Gasolines	$14,267	522	$14,267	522
Distillates	9,016	355	8,774	351
No. 6 oil and other	1,418	55	1,284	52
Product linefill and tank bottom volumes	$24,701	932	$24,325	925

The following table indicates the maturities of our derivative contracts, including the credit quality of our counterparties to those contracts with unrealized gains at December 31, 2005.

	Fair value of contracts
	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 3 years	Total
	(in thousands)
Unrealized gain—asset
Investment grade	$17,797	$—	$—	$17,797
Non-investment grade	389	—	—	389
No external rating	27,505	—	—	27,505
	45,691	—	—	45,691
Unrealized loss—liability	(21,000)	—	—	(21,000)
Net unrealized gain—asset	$24,691	$—	$—	$24,691

At December 31, 2005, there were no unrealized gains or losses on NYMEX futures contracts because NYMEX futures contracts require daily settlement for changes in commodity prices on open futures contracts. At December 31, 2005, included in unrealized gain position—current is an unrealized gain of approximately $7.4 million related to certain short positions taken in the NYMEX options market.

The following table includes information about the changes in the fair value of our derivative contracts for the six months ended December 31, 2005 (in thousands):

Fair value at June 30, 2005	$(39,829)
Amounts realized or otherwise settled during the period	57,546
Fair value of contracts originated during the period, which are included in deferred revenue	2,929
Change in fair value attributable to change in commodity prices	4,045
Fair value at December 31, 2005	$24,691

Excluding acquisitions, capital expenditures for the three and six months ended December 31, 2005, were $7.3 million and $9.4 million, respectively, for terminal and pipeline facilities and assets to support these facilities. Future capital expenditures will depend on numerous factors, including the availability, economics and cost of appropriate acquisitions which we identify and evaluate; the economics, cost and required regulatory approvals with respect to the expansion and enhancement of existing systems and facilities; customer demand for the services we provide; local, state and federal governmental regulations; environmental compliance requirements; and the availability of debt financing and equity capital on acceptable terms.

Our senior secured working capital credit facility as in effect at December 31, 2005 provides for a maximum borrowing line of credit that was the lesser of (i) $400 million and (ii) the borrowing base (as defined; $404 million at December 31, 2005). The borrowing base is a function of our cash, accounts receivable, inventory, exchanges, margin deposits, and certain reserve adjustments as defined in the facility. The maximum borrowing amount is reduced by the amount of letters of credit that are outstanding. At December 31, 2005, we had borrowings of $56.1 million outstanding and letters of credit of $125 million outstanding under the senior secured working capital credit facility. We also had the ability to borrow an additional $169 million under the facility based on the borrowing base computation at December 31, 2005. All outstanding borrowings under the senior secured working capital credit facility are due and payable on September 13, 2009.

The senior secured working capital credit facility is our primary means of short-term liquidity to finance working capital requirements. The senior secured working capital credit facility contains affirmative and negative covenants (including limitations on indebtedness, limitations on dividends and other distributions, limitations on certain inter-company transactions, limitations on mergers, consolidation and the disposition of assets, limitations on investments and acquisitions and limitations on liens) that are customary for a facility of this nature. The senior secured working capital credit facility also contains customary representations and warranties (including those relating to corporate organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The only financial covenant contained in the senior secured working capital credit facility is a minimum fixed charge coverage ratio test that is tested on a quarterly basis whenever the average availability falls below $50 million for the last month of any quarter (average availability was approximately $198 million for the month ended December 31, 2005). In that event, we must satisfy a minimum fixed charge coverage ratio requirement of 110%. The fixed charge coverage ratio is based on a defined financial performance measure within the senior secured working capital credit facility known as “fixed charges EBITDA.”

The computation of the fixed charge coverage ratio for the twelve months ended December 31, 2005, is as follows (in thousands):

	Three Months Ended				Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005
Financial performance debt covenant test:
Consolidated adjusted EBITDA	$62,846	$(980)	$13,087	$(19,356)	$55,597
Capital expenditures	(1,616)	(3,361)	(2,193)	(3,307)	(10,477)
TransMontaigne Partners’ capital expenditures	—	222	568	616	1,406
Cash (paid for) refund of income taxes	(2)	(29,704)	(13,907)	20,316	(23,297)
Preferred stock dividends paid in cash	(1,110)	(1,281)	(301)	(301)	(2,993)
Fixed charges EBITDA	$60,118	$(35,104)	$(2,746)	$(2,032)	$20,236
Fixed charges for the period	$6,226	$5,009	$5,126	$6,299	$22,660
Fixed charge coverage ratio based on rolling four consecutive quarters					89%
Reconciliation of consolidated adjusted EBITDA to cash flows provided by (used in) operating activities:
Consolidated adjusted EBITDA	$62,846	$(980)	$13,087	$(19,356)	$55,597
TransMontaigne Partners’ operating income	—	1,364	3,635	4,089	9,088
TransMontaigne Partners’ depreciation and amortization	—	674	1,567	1,626	3,867
Cash distributions from TransMontaigne Partners	—	—	(453)	(1,208)	(1,661)
Gain on disposition of assets, net	(2,993)	(735)	—	—	(3,728)
Gains recognized on beginning inventories—discretionary volumes held for immediate sale or exchange	6,093	10,311	2,125	10,576	6,093
Gains deferred on ending inventories—discretionary volumes held for immediate sale or exchange	(10,311)	(2,125)	(10,576)	(4,311)	(4,311)
Increase in FIFO cost basis of base operating inventory volumes	32,769	8,339	39,601	(30,773)	49,936
Lower of cost or market write-downs on base operating inventory volumes	—	(1,772)	(809)	—	(2,581)
Interest expense, net	(6,226)	(5,011)	(5,129)	(6,299)	(22,665)
TransMontaigne Partners’ interest expense, net	—	(167)	(463)	(501)	(1,131)
Cash (paid for) refund of income taxes	(2)	(29,704)	(13,907)	20,316	(23,297)
Amortization of deferred revenue	(2,376)	(1,841)	(1,572)	(1,731)	(7,520)
Amortization of deferred stock-based compensation	697	652	894	623	2,866
Net change in unrealized (gains) losses on long-term derivative contracts	(88)	296	(12)	(223)	(27)
Change in operating assets and liabilities	174,692	(67,173)	(64,523)	48,026	91,022
Cash flows provided by (used in) operating activities	$255,101	$(87,872)	$(36,535)	$20,854	$151,548

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

Off-balance sheet arrangements

We have outstanding letters of credit with third parties in the amount of $125 million, which expire within one year.

See Notes 9, 11, 12 and 16 of Notes to consolidated financial statements for additional information regarding our contractual obligations and off-balance sheet arrangements that may affect our results of operations and financial condition.

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

The physical and derivative positions that expose us to commodity price risk and an indication of whether those positions were actively managed under the our risk management strategies during the three months ended December 31, 2005 are as follows:

Position	Derivative Contract	Subject to Commodity Price Risk	Commodity Price Risk Actively Managed	Long (Short) Position at December 31, 2005 (in 000’s barrels)
Fixed-price forward purchase commitments prior to receipt of the product at our terminal	Yes	Yes	Yes	3,000
Discretionary inventory held for immediate sale or exchange	No	Yes	Yes	1,507
Discretionary volumes held for base operations	No	Yes	No	2,011
Product linefill and tank bottom volumes	No	Yes	No	932
Fixed-price forward sale commitments	Yes	Yes	Yes	(1,111)
Inventory due to others under exchange agreements	Yes	Yes	Yes	(768)
Risk management contracts—NYMEX futures contracts	Yes	Yes	—	(692)
Risk management contracts—NYMEX options	Yes	Yes	—	(1,180)

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

Our risk management policy permits management the discretion to manage the commodity price risk relating to all discretionary volumes, including those volumes designated as base operating inventory volumes and the undelivered in-transit volumes supplied to our terminals under the product supply agreement with MSCG. At December 31, 2005, we were managing the commodity price risk associated with approximately 2.2 million barrels of undelivered in-transit volumes supplied to our terminals under the product supply agreement with MSCG. At December 31, 2005, we did not manage the commodity price risk on approximately 3.7 million barrels composed of approximately 2.0 million barrels of discretionary inventories held for base operations, approximately 0.8 million barrels of undelivered in-transit volumes supplied to our terminals under the product supply agreement with MSCG and approximately 0.9 million barrels of product linefill and tank bottoms.

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

For the three months ended December 31, 2005 and 2004, we recognized net gains (losses) on risk management activities of approximately $32.5 million and $27.7 million, respectively. For the six months ended December 31, 2005 and 2004, we recognized net gains (losses) on risk management activities of approximately $(9.9) million and $17.3 million, respectively.

The NYMEX requires an initial margin deposit to open a futures contract. At December 31, 2005 and June 30, 2005, we had approximately $1.4 million and $10.4 million, respectively, on deposit to cover our initial margin requirements on open NYMEX futures contracts. NYMEX futures contracts also require daily settlements for changes in commodity prices. Unfavorable commodity price changes subject us to variation margin calls that require us to make cash payments to the NYMEX in amounts that may be material. At December 31, 2005, a $0.05 per gallon unfavorable change in commodity prices would have required us to make a cash payment of approximately $3.9 million to cover the variation margin. Conversely, a $0.05 per gallon favorable change in commodity prices would have permitted us to receive approximately $3.9 million. We use our available cash and credit lines to fund these margin calls, but such funding requirements could exceed our ability to access capital.

At December 31, 2005, a $0.05 per gallon unfavorable change in commodity prices relative to our open positions in derivative contracts and risk management contracts would have resulted in the recognition of a loss (realized and unrealized) of approximately $1.6 million. However, the fair value of our discretionary inventory held for immediate sale or exchange would have increased by approximately $3.2 million. The gain from the increase in the fair value of our discretionary inventory volumes held for immediate sale or exchange will not be recognized for financial reporting purposes until those volumes have been sold to customers, which may be in an accounting period subsequent to the accounting period in which the losses on derivative contracts and risk management contracts are recognized.

Interest rate risk

At December 31, 2005, we had outstanding borrowings of $56.1 million under our senior secured working capital credit facility and $28.0 million under TransMontaigne Partners’ credit facility. We are exposed to interest rate risk because our senior secured working capital credit facility and TransMontaigne Partners’ credit facility are variable-rate-based credit facilities. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2005, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $0.8 million.

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated February 9, 2006	TRANSmONTAIGNE INC.
(Registrant)
	By:	/s/ DONALD H. ANDERSON
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